Form 10-Q
period 2011-06-30
Firsthand Technology Value Fund, Inc.
filed 2011-08-09
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00830

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	77-6100553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 Almaden Boulevard, Suite 1250
San Jose, California	95113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 886-7096

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X] Yes   [  ] No

Indicate by check mark whether the registrat has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer

[X]	Non-accelerated filer	[ ]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Stock, $0.001 par value per share	3,496,480

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statement of Assets and Liabilities
June 30, 2011 (Unaudited)

ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$6,892,379
Affiliated issuers at acquisition cost	10,850,708
Total acquisition cost	$17,743,087
Unaffiliated issuers at market value	$5,760,612
Affiliated issuers at market value	10,404,953
Total market value (Note 7)	16,165,565
Cash	76,728,629
Receivable from interest	114,795
Other assets *	41,124
Total Assets	93,050,113

LIABILITIES
Payable to affiliates (Note 5)	393,351
Consulting fee payable	46,000
Accrued expenses and other payables	52,550
Total liabilities	491,901
NET ASSETS	$92,558,212

Net assets consist of:
Common Stock, par value $0.001 per share, 100,000,000 shares authorized	$3,496
Paid-in-capital	94,431,111
Accumulated net investment loss	(476,566)
Accumulated net realized gain from security transactions	177,693
Net unrealized depreciation on investments	(1,577,522)
NET ASSETS	$92,558,212

Shares of common stock outstanding	3,496,480
Net asset value per share (Note 7)	$26.47

*
Other assets consist of $893 Nortel Securities class action litigation receivable and $40,231 of contingent receivable from the sale of Solaicx (a private company) to MEMC for an initial cash payment plus possible future cash payments if certain criteria are met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Operations
PERIOD ENDED JUNE 30, 2011 (UNAUDITED) (1)

INVESTMENT INCOME
Unaffiliated interest	$5,203
Affiliated interest	47,397
TOTAL INVESTMENT INCOME	52,600

EXPENSES
Investment advisory fees (Note 5)	393,351
Administration and accounting fees	21,450
Custody fees	3,000
Transfer agent fees	15,033
Printing fees	10,370
Trustees fees	9,854
Professional fees	75,467
Other fees	641
TOTAL EXPENSES	529,166

NET INVESTMENT LOSS	(476,566)

Net Realized and Unrealized Loss on Investments
Net realized gains from security transactions Unaffiliated	177,693
Net change in unrealized depreciation on investments	(1,577,522)
Net Realized and Unrealized Loss on Investments	(1,399,829)

Net Decrease In Net Assets Resulting From Operations	$(1,876,395)
Net Decrease In Net Assets Per Share Resulting From Operations	$(0.54)

(1)	For the period April 18, 2011 (inception) through June 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Cash Flows
PERIOD ENDED JUNE 30, 2011 (UNAUDITED) (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(1,876,395)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash used in operating activities:
Purchases of investments	(19,789,775)
Proceeds from disposition of investments	2,189,144
Proceeds from litigation settlements	35,237
Increase in interest receivable	(114,795)
Increase in payable to affiliates	491,901
Increase in other assets	(41,124)
Net realized gain from investments	(177,693)
Net unrealized appreciation/depreciation from investments	1,577,522
Net cash used in operating activities	(17,705,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	94,434,607
Proceeds for shares redeemed	—
Net cash provided by financing activities	94,434,607

Net change in cash	76,728,629
Cash - beginning of period	—
Cash - end of period	$76,728,629

(1)	For the period April 18, 2011 (inception) through June 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Changes in Net Assets
PERIOD ENDED JUNE 30, 2011 (UNAUDITED) (1)

FROM OPERATIONS
Net investment loss	$(476,566)
Net realized gains from security transactions	177,693
Net change in unrealized depreciation on investments	(1,577,522)
Net decrease in net assets from operations	(1,876,395)

FROM COMMON STOCK TRANSACTIONS
Issuance of common stock	94,434,607
Payment for shares redeemed	—
Net increase in net assets from Common Stock transactions	94,434,607
TOTAL INCREASE IN NET ASSETS	92,558,212
NET ASSETS
Beginning of period	—
End of period	$92,558,212
Accumulated Net Investment Loss	$(476,566)

COMMON STOCK ACTIVITY
Shares issued	3,496,480
Shares redeemed	—
Net increase in shares outstanding	3,496,480
Shares outstanding, beginning of period	—
Shares outstanding, end of period	3,496,480

(1)	For the period April 18, 2011 (inception) through June 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Selected Per Share Data and Ratios
PERIOD ENDED JUNE 30, 2011 (UNAUDITED) (1)

Net asset value at beginning of period	$27.01
Income from investment operations:
Net investment loss	(0.14)
Net realized and unrealized gains
(losses) on investments	(0.40)

Total from investment operations	(0.54)

Net asset value at end of period	$26.47
Stock price per share at end of period	$15.20

Total return
Based on net asset value	(2.00%)(A)
Based on stock price	(43.72%)(A)

Net assets at end of period (millions)	$92.6

Ratio of total expenses to average net assets	2.74%(B)
Ratio of net investment loss to average net assets	(2.45%)(B)

Portfolio turnover rate	12%(A)

(1)	For the period April 18, 2011 (inception) through June 30, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
JUNE 30, 2011 (UNAUDITED)

PORTFOLIO			SHARES/
COMPANY	INDUSTRY	TYPE OF INVESTMENT	PAR VALUE ($)	VALUE
Silicon Genesis
Corporation	Intellectual Property	Preferred Stock – Series 1-C * (1) (2)	82,914	$108,692
		Preferred Stock – Series 1-D * (1) (2)	850,830	429,499
		Preferred Stock – Series 1-E * (1) (2)	5,704,480	2,943,512
		Preferred Stock – Series 1-F * (1) (2)	912,453	582,510
		Common Stock * (1) (2)	901,892	168,744
		Preferred Stock Warrants – Series 1-E * (1) (2)	94,339	12,990
		Preferred Stock Warrants – Series 1-E * (1) (2)	1,257,859	187,798
		Common Stock Warrants * (1) (2)	37,982	6,666
		Convertible Note (1) (2)
		Matures November 2011
		Interest Rate 20%	$1,250,000	1,613,125
Total Intellectual
Property - 6.5%				6,053,536

IP Unity, Inc.	Networking	Preferred Stock – Series C * (1)	1,932,222	271
		Preferred Stock – Series E * (1)	193,042	27
		Preferred Stock Warrants – Series E-1 * (1)	69,496	10
Total
Networking - 0.0%				308

Intevac, Inc.	Other Electronics	Common Stock *	545,156	5,566,043
Total Other
Electronics – 6.0%				5,566,043

SoloPower, Inc.	Renewable Energy	Preferred Stock – Series A * (1) (2)	3,999,999	1,121,200
		Preferred Stock – Series B * (1) (2)	1,002,052	290,194
		Preferred Stock – Series D * (1) (2)	1,000,000	510,900
		Preferred Stock – Series E-1 * (1) (2)	1,904,761	1,381,523
		Common Stock Warrants * (1) (2)	3,999,999	1,047,600
Total Renewable
Energy - 4.8%				4,351,417

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2011 (UNAUDITED)

PORTFOLIO			SHARES/
COMPANY	INDUSTRY	TYPE OF INVESTMENT	PAR VALUE	VALUE
Innovion Corp.	Services	Preferred Stock – Series A-1 * (1)	324,948	$194,059
		Preferred Stock – Series A-2 * (1)	168,804	202
		Common Stock * (1)	1	0
Total
Services - 0.2%				194,261

UCT Coatings, Inc.	Advanced Materials	Common Stock * (1)	1,500,000	0
		Common Stock Warrants * (1)	136,986	0
		Common Stock Warrants * (1)	2,220	0
		Common Stock Warrants * (1)	33,001	0

Total Advanced
Materials (0.0%)				0
TOTAL INVESTMENTS
(COST $17,743,087) – 17.5%				16,165,565

OTHER ASSETS IN EXCESS OF
LIABILITIES – 82.5%				76,392,647

NET ASSETS- 100.0%				$92,558,212

*	Non-income producing security
(1)	Restricted security. Fair value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Affiliated issuer

See accompanying notes to financial statements

 Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
JUNE 30, 2011 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc.  (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired most of its existing portfolio securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011.  Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the so-called “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our assets in private venture capital companies and in public companies with market capitalizations less than $250 million.  We anticipate that our portfolio will be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above), both private venture capital-stage companies as well as publicly-traded companies.  We expect that these investments will range between $1 million and $10 million each, although this investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

NOTE 2.  INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information.  Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP.  In the opinion of management, these interim financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  The results of operations for any interim period are not necessarily indicative of the results for the full year.  Since the Company only commenced operations on April 18, 2011, the Company will file its first Annual Report on Form 10-K for the period April 18, 2011, through December 31, 2011, following the fiscal year end of December 31, 2011.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company’s financial statements included in this report:

USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On June 30, 2011, our financial statements include venture capital investments valued at $10,599,522.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

CASH AND CASH EQUIVALENTS.  The Company considers liquid assets deposited with a bank, investments in money market funds, and certain short-term debt instruments with maturities of three months or less to be cash equivalents.  These investments represent amounts held with financial institutions that are readily accessible to pay our expenses or purchase investments.  Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value.

RESTRICTED FUNDS.  At June 30, 2011, we held $10,599,522 in “Restricted funds.”

MILESTONE AND CONTINGENT PAYMENTS FROM SALE OF INVESTMENT. As indicated in Note 1, Company acquired most of its existing portfolio through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company, which occurred on April 15, 2011.  The assets transferred in the reorganization include a $40,231 contingent receivable originating from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain milestone and contingent criteria are met.  This milestone payment is valued based on an estimate.  There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the period since commencement of operations and ended June 30, 2011, the Company earned $5,203 in interest on interest-bearing accounts.  During the period since commencement of operations and ended June 30, 2011, the Company recorded $47,397 of bridge note interest.

REALIZED GAIN OR LOSS AND UNREALIZED APPRECIATION OR DEPRECIATION OF PORTFOLIO INVESTMENTS. A realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

INCOME TAXES.  As we intend to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

FOREIGN CURRENCY TRANSLATION.   The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.

SECURITIES TRANSACTIONS.   Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

CONCENTRATION OF CREDIT RISK.  The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 4.  BUSINESS RISKS AND UNCERTAINTIES

We plan to invest a substantial portion of our assets in privately-held companies, the securities of which are inherently illiquid.  We also seek to invest in small publicly-traded companies that we believe have exceptional growth potential and to make opportunistic investments in publicly-traded companies, both large and small.  In the case of investments in small publicly-traded companies, although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to lack management depth, have limited or no history of operations and to not have attained profitability.  Because of the speculative nature of our investments and the lack of public markets for privately held investments, there is greater risk of loss than is the case with traditional investment securities.

We do not choose investments based on a strategy of diversification.  We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to events affecting a single sector, industry or portfolio company and, therefore, may be subject to greater volatility than a company that follows a diversification strategy.

Because there is typically no public or readily-ascertainable market for our interests in the small privately-held companies in which we invest, the valuation of those securities is determined in good faith by the Valuation Committee, comprised of all members of the Board who are not “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed.  Any changes in valuation are recorded in our Statement of Operations as “Net increase (decrease) in unrealized appreciation on investments.”  Changes in valuation of any of our investments in privately-held companies from one period to another may be volatile.

The Board may, from time to time, engage an independent valuation firm to provide it with valuation assistance with respect to certain of our portfolio investments.  The Company intends to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of select portfolio investments each quarter unless directed by the Board to cancel such valuation services.  The scope of the services rendered by an independent valuation firm is at the discretion of the Board.  The Board is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board has approved a multi-step valuation process to be followed each quarter, as described below:

(1)	each quarter the valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with the Valuation Committee;

(3)
the Valuation Committee of the Board on a quarterly basis reviews the preliminary valuation of the Adviser Valuation Committee and that of the independent valuation firm and makes the fair value determination, in good faith, based on the valuation recommendations of the Adviser Valuation Committee and the independent valuation firm; and

(4)
at each quarterly Board meeting, the Board considers the valuations recommended by the Adviser Valuation Committee and the independent valuation firm that were previously submitted to the Valuation Committee of the Board and ratifies the fair value determinations made by the Valuation Committee of the Board.

NOTE 5.  INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement with SiVest (the “Investment Management Agreement”), pursuant to which the Company will pay SiVest a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 2.00% of our gross assets.  For services rendered under the Investment Management Agreement, the base management fee will be payable quarterly in arrears.  The base management fee will be calculated based on the average of (1) the value of the our gross assets at the end of the current calendar quarter and (2) the value of our gross assets at the end of the preceding calendar quarter; and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  Base management fees for any partial month or quarter will be pro-rated.

The incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2011, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception.

NOTE 6.  DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

NOTE 7.  FAIR VALUE

Securities traded on stock exchanges, or quoted by NASDAQ, are valued according to the NASDAQ Stock Market, Inc. (“NASDAQ”) official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange (“NYSE”) (normally 4:00 P.M. Eastern Time).  If a security is not traded that day, the security will be valued at its most recent bid price.

Securities traded in the over-the-counter market, but not quoted by NASDAQ, are valued at the last sale price (or, if the last sale price is not readily available, at the most recent closing bid price as quoted by brokers that make markets in the securities) at the close of trading on the NYSE.

Securities traded both in the over-the-counter market and on a stock exchange are valued according to the broadest and most representative market.

Securities and other assets that do not have market quotations readily available are valued at their fair value as determined in good faith by the Board of Directors of the Company (the “Board”) in accordance with the Valuation Procedures adopted by the Valuation Committee, a committee of the Board.

In pricing illiquid, privately placed securities, the Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring that the investments of the Company are valued within the prescribed guidelines.

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board of Directors.  The Valuation Committee receives information and recommendations from the Adviser and an independent valuation firm.

The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized when that investment is sold, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become readily marketable.

APPROACHES TO DETERMINING FAIR VALUE.  GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In effect, GAAP applies fair value terminology to all valuations whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

The main approaches to measuring fair value utilized are the market approach, the income approach, and the asset-based approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the company, as well as the purpose for which the valuation analysis is being conducted.  SiVest and the independent valuation firm rely primarily on the market and income approaches. We also considered the asset-based approach in our analysis because certain of the portfolio companies do not have substantial operating earnings relative to the value of their underlying assets.

-
Market Approach (M): The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  For example, the market approach often uses market multiples derived from a set of comparables.  Multiples might lie in ranges with a different multiple for each comparable.  The selection of where within the range each appropriate multiple falls requires the use of judgment in considering factors specific to the measurement (qualitative and quantitative).

-
Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted).  The measurement is based on the value indicated by current market expectations about those future amounts.  Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

-	Asset-Based Approach (A): The asset-based approach examines the value of a company’s assets net of its liabilities to derive a value for the equity holders.

FAIR VALUE MEASUREMENT. In accordance with the guidance from the Financial Accounting Standards Board on fair value measurements and disclosures under GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value.  The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements).

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the date of measurement.

Level 2 -
Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in an inactive market, prices for similar instruments in an active or inactive market, interest rates, prepayment speeds, credit risks, yield curves, default rates, and similar data.

Level 3 –
Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Company’s own assumptions about the assumptions a market participant would use in valuing the asset or liability based on the best information available.

The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2011:

		LEVEL 2	LEVEL 3
	LEVEL 1	OTHER SIGNIFICANT	SIGNIFICANT
	QUOTED PRICES	OBSERVABLE INPUTS	UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$—
Intellectual Property	—	—	168,744
Other Electronics	5,566,043	—	—
Total Common Stocks	5,566,043		168,744
Preferred Stocks
Intellectual Property	$—	$—	$4,064,213
Networking	—	—	298
Renewable Energy	—	—	3,303,817
Services	—	—	194,261
Total Preferred Stocks	—	—	7,562,589
Asset Derivatives *
Equity Contracts	$—	$—	$1,255,064
Convertible Bonds
Intellectual Property	$—	$—	$1,613,125
Total	$5,566,043	$—	$10,599,522

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no significant transfers between Levels 1 and 2 during the period since commencement of operations and ended June 30, 2011.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT
FAIR VALUE USING			NET	NET
SIGNIFICANT	BALANCE		REALIZED	UNREALIZED	TRANSFERS	BALANCE
UNOBSERVABLE	AS OF		GAINS	APPRECIATION	IN (OUT) OF	AS OF
INPUTS (LEVEL 3)	4/18/11(1)	PURCHASES(2)	(LOSSES)	(DEPRECIATION)	LEVEL 3	6/30/11
Common Stocks
Advanced Materials	$—	$662,235	$—	$(662,235)	$—	$—
Intellectual Property	—	169,045	—	(301)	—	168,744
Preferred Stocks
Intellectual Property	—	4,071,014	—	(6,801)	—	4,064,213
Networking	—	298	—	—	—	298
Renewable Energy	—	3,846,713	—	(542,896)	—	3,303,817
Services	—	145,829	—	48,432	—	194,261
Warrants
Equity Contracts	—	1,153,259	—	101,805	—	1,255,064
Convertible Bonds
Intellectual Property	—	1,610,753	—	2,372	—	1,613,125
Total	$—	$11,659,146	$—	$(1,059,624)	$—	$10,599,522

(1)	Commencement of operations.
(2)	There were no sales during the period ended June 30, 2011.

NOTE 8.  FEDERAL INCOME TAXES

The Company has elected, and intends to qualify annually, for the special tax treatment afforded regulated investment companies under the Internal Revenue Code of 1986, as amended (the “Code”).  As provided in the Code, in any fiscal year in which a BDC so qualifies and distributes at least 90% of its taxable net income, the BDC (but not the shareholders) will be relieved of federal income tax on the income distributed.  Accordingly, no provision for income taxes has been made.  To avoid imposition of the excise tax applicable to regulated investment companies, the Company intends to declare as dividends in each calendar year at least 98% of its net investment income (earned during the calendar year) and 98% of its net realized capital gains (earned during the 12 months ended October 31) plus undistributed amounts, if any, from prior years.

NOTE 9.  INVESTMENTS IN AFFILIATES

Under the 1940 Act, issuers 5% or more of whose outstanding voting securities are owned, controlled, or held with power to veto by the Company are affiliates of the Company. A summary of the Company’s investments in affiliates for the period since commencement of operations and ended June 30, 2011, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE (LOSS)	BALANCE AT 4/18/11*	PURCHASES/ MERGER	SALES MATURITY/ EXPIRATION	BALANCE AT 6/30/11	REALIZED GAIN	DIVIDENDS/ INTEREST	VALUE 6/30/11	ACQUISITION COST
Silicon Genesis Corp.,
Common	—	901,892	—	901,892	$—	$—	$168,744	$169,045
Silicon Genesis Corp.,
Convertible Note	—	1,250,000	—	1,250,000	—	—	1,613,125	1,610,753
Silicon Genesis Corp.,
Common Warrant	—	37,982	—	37,982	—	—	6,666	6,678
Silicon Genesis Corp.,
Series 1-C	—	82,914	—	82,914	—	—	108,692	109,518
Silicon Genesis Corp.,
Series 1-D	—	850,830	—	850,830	—	—	429,499	431,901
Silicon Genesis Corp.,
Series 1-E	—	5,704,480	—	5,704,480	—	—	2,943,512	2,946,535
Silicon Genesis Corp.,
Series 1-E Warrant	—	94,339	—	94,339	—	—	12,990	13,012
Silicon Genesis Corp.,
Series 1-E Warrant	—	1,257,859	—	1,257,859	—	—	187,798	173,500
Silicon Genesis Corp.,
Series 1-F	—	912,453	—	912,453	—	—	582,510	583,060
SoloPower, Series A	—	3,999,999	—	3,999,999	—	—	1,121,200	1,032,104
SoloPower, Series B	—	1,002,052	—	1,002,052	—	—	290,194	268,400
SoloPower, Series D	—	1,000,000	—	1,000,000	—	—	510,900	547,304
SoloPower, Series E-1	—	1,904,761	—	1,904,761	—	—	1,381,523	1,998,906
SoloPower Warrant	—	3,999,999	—	3,999,999	—	—	1,047,600	959,992
							$10,404,953	$10,850,708

*	Commencement of operations.

As of June 30, 2011, Kevin Landis represents the Company and sits on the board of directors of Silicon Genesis Corporation.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding Firsthand Technology Value Fund, Inc. (“we,” “us,” or “our”) and our business, financial condition, results of operations, and prospects based on current management expectations and projections. Forward-looking statements relate to future events or our future financial performance and are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words.  Important assumptions include, but are not limited to, our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital.  In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved.  The forward-looking statements contained in this report include, but are not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of a protracted decline in the liquidity of the credit markets on our business;
•	our informal relationships with third parties;
•	the expected market for venture capital investments and our addressable market;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to access the equity market;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax status;
•
our ability to operate as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;

•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operation of our portfolio companies;
•	the timing, form, and amount of any dividend distributions;
•	impact of fluctuations of interest rates on our business;
•	valuation of any investments in portfolio companies particularly those having no liquid trading market; and
•	our ability to recover unrealized losses.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q.  You should not place undue reliance on these forward-looking statements.  The forward-looking statements made in this report relate only to events as of the date on which the statements are made.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report.

OVERVIEW
We are a Maryland corporation and an externally-managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act.  As a BDC, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Our investment objective is to achieve long-term capital appreciation through venture capital investments in equity-focused securities that we believe have exceptional growth potential.  Our strategy is to evaluate and invest in a broad range of technology and cleantech companies.  Under normal circumstances, we will invest at least 80% of our total assets for investment purposes in technology companies. We consider technology companies to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the so-called “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 80% of our assets in private venture capital companies and in public companies with market capitalizations less than $250 million. Capital that we provide directly to venture capital and private equity-backed technology and cleantech companies is generally used for growth and general working capital purposes as well as, in select cases, for acquisitions or recapitalizations.  We are long-term investors.  We seek to identify investment opportunities in industries and market that will be growth opportunities three to seven years from the date of our initial investment.

Once fully invested, we expect our portfolio to be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above), both private venture capital-stage companies as well as publicly traded companies. Consistent with regulatory requirements, we invest primarily in United States-based companies and to a lesser extent in foreign companies.

RESULTS OF OPERATIONS
For the period ended June 30, 2011

INVESTMENT INCOME
Interest income totaled approximately $52,600 for the period ended June 30, 2011.  The interest income is primarily attributable to interest accrued on a convertible note investment with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $529,166 during the period ended June 30, 2011.

Significant components of operating expenses for the period ended June 30, 2011 were management fee expense of $393,351 and professional fees (audit, legal, and consulting) of $75,467.

NET INVESTMENT INCOME BEFORE INVESTMENT GAINS AND LOSSES
The net investment loss was $476,566 for the period ended June 30, 2011.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries.  Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the period ended June 30, 2011, we recognized net realized gains of approximately $177,693 from the sale of common stock in public companies.

During the period ended June 30, 2011, net unrealized depreciation on total investments increased by $1,577,522.  The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.  This change in net unrealized depreciation was primarily comprised of decreases in the fair value of our portfolio companies due to company performance and market conditions of approximately $1.1 million.  A summary of the net realized and unrealized loss on investments for the period ended June 30, 2011 is shown below.

PERIOD ENDED JUNE 30,2011
Realized gains	$177,693
Net change in unrealized depreciation on investments	(1,577,522)
Net realized and unrealized loss on investments	(1,399,829)

The following table itemizes the net unrealized depreciation of investments for the period ended June 30, 2011:

PERIOD ENDED JUNE 30,2011
Gross unrealized appreciation on portfolio investments	$264,143
Gross unrealized depreciation on portfolio investments	$(1,841,665)
Net increase in unrealized depreciation on portfolio investments	$(1,577,522)

INCOME AND EXCISE TAXES
We account for income taxes in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law.  Valuation allowances are used to reduce the deferred tax assets to the amount likely to be realized.

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the period ended June 30, 2011, the net decrease in net assets resulting from operations totaled $1,876,395.  Basic and fully-diluted net change in net assets per share for the period ended June 30, 2011 was $(0.54).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 2011, we had investments in portfolio companies totaling $16.2 million.  Also, at June 30, 2011, we had approximately $76.7 million in cash and cash equivalents.  We primarily invest cash on hand in interest-bearing deposit accounts. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of June 30, 2011, net assets totaled $92.6 million, with a net asset value per share of $26.47.  Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur.

Additionally, we expect to raise additional capital to support our future growth through future equity offerings.  To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

PORTFOLIO INVESTMENTS
For the period April 18, 2011 (commencement of operations) through June 30, 2011

FOLLOW-ON INVESTMENTS
During the period ended June 30, 2011, we made one follow-on investment in an existing portfolio company.  On May 6, 2011, we invested $500,000 in SoloPower, Inc. (“SoloPower”) in the form of an additional equity interest.  The proceeds are being used to fund SoloPower’s continuing operation and to purchase capital equipment for its new manufacturing facility in Oregon.

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies.  During the period ended June 30, 2011, we had investments in the following private companies:

Innovion Corporation
Innovion Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At June 30, 2011, our investments in Innovion consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and 1 share of common stock, with an aggregate fair value of $194,261.

Movius Corporation
Movius Corporation (“Movius”), Atlanta, Georgia, provides unified communications solutions for telecommunications carriers worldwide.  Its applications include converged messaging, unified conferencing, and virtual telephony.

At June 30, 2011 our investment Movius consisted of multiple investments that were originally made in IP Unity, Inc., a predecessor entity.  These investments consisted of 1,932,222 shares of Series C preferred stock, 193,042 shares of Series E preferred stock, and 69,496 warrants for the purchase of Series E-1 preferred stock, with an aggregate fair value of $308.

Silicon Genesis Corporation
Silicon Genesis Corporation, San Jose, California, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At June 30, 2011, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 901,892 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 37,982 shares of common stock, and a $1.25 million convertible note.  The note bears annual interest at a rate of 20% and matures on November 3, 2011.  At June 30, 2011, the aggregate fair value of our SiGen securities was $6.0 million.

SoloPower, Inc.
SoloPower, Inc., San Jose, California, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At June 30, 2011, our investments in SoloPower consisted of 3,999,999 shares of Series A preferred stock, 1,002,052 shares of Series B preferred stock, 1,000,000 shares of Series D preferred stock, 1,904,761 shares of Series E-1 preferred stock, and warrants to purchase 3,999,999 shares of common stock, with an aggregate fair value of $4.4 million.

UCT Coatings, Inc.
UCT Coatings, Inc.  (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At June 30, 2011, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,207 shares of common stock, with an aggregate fair value of $0.

PUBLIC INVESTMENTS
On June 30, 2011, we had investments in one public company:

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, California, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At June 30, 2011, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of $5.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s  business activities contain elements of risk.  We consider the principal types of market risk to be valuation risk and small company investment risk.

VALUATION RISK
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.

Because there is typically no public market for our interests in the small privately-held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Board of

Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In addition, the Board of Directors will use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities.  In the absence of a readily ascertainable market value, the determined value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if a ready market for such securities existed.  Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments.  The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors.  Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.

Furthermore, changes in valuation of any of our investments in privately-held companies from one period to another may be volatile.

Investments in privately held, immature companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.

Our portfolio companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.

The values assigned to our assets are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot be reasonably determined until the individual investments are actually liquidated or become readily marketable.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  This difference could be material.

PRIVATELY PLACED SMALL COMPANIES RISK
The Company invests in small companies, and its investments in these companies are considered speculative in nature.  The Company’s investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities.  As a result, the Company is subject to risk of loss which may prevent our shareholders from achieving price appreciation, dividend distributions and return of capital.

CASH INVESTMENTS RISK
The Company recently commenced operations.  Therefore, as of June 30, 2011, a large portion of the Company’s assets (approximately 83%) are invested in cash and/or cash equivalents, which are expected to earn low yields.  Given the current low interest rate environment, to the extent management fee expenses exceed interest income on the cash holdings of the Company, the Company may experience losses.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under teh Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our current Registration Statement on Form N-2, as amended and supplemented, which could materially affect our business, financial condition, and/or operating results. As of June 30, 2011, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our current Registration Statement on Form N-2. The risks described in our Registration Statement on Form N-2 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.
Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Registrant)

Dated: August 8, 2011	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.
Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002