Form 10-Q
period 2011-09-30
Firsthand Technology Value Fund, Inc.
filed 2011-11-09
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Registrant's telephone number, including area code: (408) 886-7096

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[  ] No

Indicate by check mark whether the registrat has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]Yes	[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[X] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[ ]Yes	[X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Stock, $0.001 par value per share	3,496,480

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statement of Assets and Liabilities
SEPTEMBER 30, 2011 (UNAUDITED)

ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$8,462,549
Affiliated issuers at acquisition cost	10,850,708
Total acquisition cost	$19,313,257
Unaffiliated issuers at market value (1)	$5,299,075
Affiliated issuers at market value	6,902,457
Total market value (Note 7)	12,201,532
Cash	73,199,697
Segregated cash*	1,597,500
Receivable from interest	177,808
Other assets**	40,231
Total Assets	87,216,768

LIABILITIES
Payable to affiliates (Note 5)	469,075
Consulting fee payable	92,000
Accrued expenses and other payables	76,590
Total liabilities	637,665
NET ASSETS	$86,579,103

Net assets consist of:
Common Stock, par value $0.001 per share, 100,000,000 shares authorized	$3,496
Paid-in-capital	94,431,111
Accumulated net investment loss	(1,028,265)
Accumulated net realized gain from security transactions	284,486
Net unrealized depreciation on investments	(7,111,725)
NET ASSETS	$86,579,103

Shares of common stock outstanding	3,496,480
Net asset value per share (Note 7)	$24.76

(1)	Includes purchased options whose primary risk exposure is equity contracts.
*	Cash held in escrow on September 30, 2011, pending closing of a private company security transaction.
**
Other assets consist of $40,231 in contingent receivables from the sale of Solaicx to MEMC. The sale consisted of  an initial cash payment plus possible future cash payments if certain criteria are met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.
Statement of Operations
PERIOD ENDED SEPTEMBER 30, 2011 (UNAUDITED) (1)

	For the Quarter Ended September 30, 2011 (Unaudited)	For the Period Ended September 30, 2011 (1) (Unaudited)

INVESTMENT INCOME
Unaffiliated interest	$13,619	$18,822
Affiliated interest	63,014	110,411
TOTAL INVESTMENT INCOME	76,633	129,233

EXPENSES
Investment advisory fees (Note 5)	469,069	862,420
Administration and accounting fees	21,775	43,225
Custody fees	3,000	6,000
Transfer agent fees	14,984	30,017
Registration and filing fees	7,145	7,145
Printing fees	12,010	22,380
Trustees fees	9,923	19,777
Professional fees	84,767	160,234
Other fees	5,659	6,300
TOTAL EXPENSES	628,332	1,157,498

NET INVESTMENT LOSS	(551,699)	(1,028,265)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Unaffiliated	7,008	184,701
Net realized gains purchased option transactions (2)	99,785	99,785
Net change in unrealized depreciation on investments	(5,252,023)	(6,829,545)
Net change in unrealized depreciation purchased options (2)	(282,180)	(282,180)
Net Realized and Unrealized Loss on Investments	(5,427,410)	(6,827,239)

Net Decrease In Net Assets Resulting From Operations	$(5,979,109)	$(7,855,504)
Net Decrease In Net Assets Per Share Resulting From Operations	$(1.71)	$(2.25)

(1)	For the period April 18, 2011 (inception) through September 30, 2011.
(2)	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Form 10-Q

Firsthand Technology Value Fund, Inc.
Statement of Cash Flows
PERIOD ENDED SEPTEMBER 30, 2011 (UNAUDITED) (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(7,855,504)

Adjustments to reconcile net decrease in Net Assets derived
from operations to net cash provided by operating activities:
Purchases of investments	(22,028,155)
Proceeds from disposition of investments	2,957,129
Proceeds from litigation settlements	42,255
Increase in dividends, interest, and reclaims receivable	(177,808)
Increase in segregated cash	(1,597,500)
Increase in payable to affiliates	637,665
Net realized gain from investments	(284,486)
Increase in other assets	(40,231)
Net unrealized appreciation/depreciation from investments	7,111,725
Net cash used in operating activities	(21,234,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	94,434,607
Proceeds from shares redeemed	—
Net cash provided by financing activities	94,434,607

Net change in cash	73,199,697
Cash - beginning of period	—
Cash - end of period	$73,199,697

(1)	For the period April 18, 2011 (inception) through September 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.
Statement of Changes in Net Assets
PERIOD ENDED SEPTEMBER 30, 2011 (UNAUDITED) (1)

FROM OPERATIONS
Net investment loss	$(1,028,265)
Net realized gains from security transactions	284,486
Net change in unrealized depreciation on investments	(7,111,725)
Net decrease in net assets from operations	(7,855,504)

FROM COMMON STOCK TRANSACTIONS
Issuance of common stock	94,434,607
Payment for shares redeemed	—
Net increase in net assets from Common Stock transactions	94,434,607
TOTAL INCREASE IN NET ASSETS	86,579,103

NET ASSETS
Beginning of period	—
End of period	$86,579,103
Accumulated Net Investment Loss	$(1,028,265)

COMMON STOCK ACTIVITY
Shares issued	3,496,480
Shares redeemed	—
Net increase in shares outstanding	3,496,480
Shares outstanding, beginning of period	—
Shares outstanding, end of period	3,496,480

(1)	For the period April 18, 2011 (inception) through September 30, 2011.

See accompanying notes to financial statements

Form 10-Q

Firsthand Technology Value Fund, Inc.
Selected Per Share Data and Ratios
PERIOD ENDED SEPTEMBER 30, 2011 (UNAUDITED) (1)

Net asset value at beginning of period	$27.01
Income from investment operations:
Net investment loss	(0.29)
Net realized and unrealized gains
(losses) on investments	(1.96)

Total from investment operations	(2.25)

Net asset value at end of period	$24.76
Market value at end of period	$14.65

Total return
Based on net asset value	(8.33	%)(A)
Based on stock price	(45.76	%)(A)

Net assets at end of period (millions)	$86.6

Ratio of total expenses to average net assets	2.75	%(B)
Ratio of net investment loss to average net assets	(2.45	%)(B)

Portfolio turnover rate	3	%(A)

(1)	For the period April 18, 2011 (inception) through September 30, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.
Schedule of Investments
SEPTEMBER 30, 2011 (UNAUDITED)

PORTFOLIO COMPANY	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE

Silicon Genesis Corporation	Intellectual Property	Preferred Stock - Series 1-C * (1) (2)	82,914	$1,070
		Preferred Stock - Series 1-D * (1) (2)	850,830	2,723
		Preferred Stock - Series 1-E * (1) (2)	5,704,480	1,184,250
		Preferred Stock - Series 1-F * (1) (2)	912,453	262,148
		Common Stock * (1) (2)	901,892	90
		Preferred Stock Warrants - Series 1-E * (1) (2)	94,339	0
		Preferred Stock Warrants - Series 1-E * (1) (2)	1,257,859	0
		Common Stock Warrants * (1) (2)	37,982	4
		Convertible Note (1) (2)
		Matures November 2011
		Interest Rate 20%	$1,250,000	1,462,125
Total Intellectual Property - 3.4%				2,912,410

IP Unity, Inc.	Networking	Preferred Stock - Series C * (1)	1,932,222	271
		Preferred Stock - Series E * (1)	193,042	27
Total Networking - 0.0%				298

Intevac, Inc.	Other Electronics	Common Stock *	545,156	3,810,640
Total Other Electronics - 4.4%				3,810,640

SoloPower, Inc.	Renewable Energy	Preferred Stock - Series A * (1) (2)	3,999,999	907,200
		Preferred Stock - Series B * (1) (2)	1,002,052	234,981
		Preferred Stock - Series D * (1) (2)	1,000,000	562,400
		Preferred Stock - Series E-1 * (1) (2)	1,904,761	1,458,666
		Common Stock Warrants * (1) (2)	3,999,999	826,800
Total Renewable Energy - 4.6%				3,990,047

See accompanying notes to financial statements

Form 10-Q

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
SEPTEMBER 30, 2011 (UNAUDITED)

PORTFOLIO COMPANY	INDUSTRY	TYPE OF INVESTMENT	CONTRACTS/ SHARES	VALUE
PowerShares QQQ Index Tracking Trust	Other	Put Options, Expiring October 2011, Strike Price $50.00	2,000	$278,000
		Put Options, Expiring October 2011, Strike Price $53.00	1,000	251,000
		Put Options, Expiring October 2011, Strike Price $49.00	1,000	108,000
		Put Options, Expiring October 2011, Strike Price $54.00	1,000	311,000
		Put Options, Expiring October 2011, Strike Price $51.00	2,000	340,000
Total Other - 1.5%				1,288,000

Innovion Corp.	Services	Preferred Stock - Series A-1 1 (1)	324,948	199,648
		Preferred Stock - Series A-2 * (1)	168,804	489
		Common Stock * (1)	1	0
Total Services - 0.2%				200,137

UCT Coatings, Inc.	Advanced Materials	Common Stock * (1)	1,500,000	0
		Common Stock Warrants * (1)	136,986	0
		Common Stock Warrants * (1)	2,283	0
		Common Stock Warrants * (1)	33,001	0
Total Advanced Materials (0.0%)				0
TOTAL INVESTMENTS (COST $19,313,257) - 14.1%				12,201,532

OTHER ASSETS IN EXCESS OF LIABILITIES - 85.9%				74,377,571

NET ASSETS- 100.0%				$86,579,103

*	Non-income producing security
(1)	Restricted security. Fair value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Affiliated issuer

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
SEPTEMBER 30, 2011 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc.  (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired most of its existing portfolio securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the so-called “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our assets in private venture capital companies and in public companies with market capitalizations less than $250 million.  We anticipate that our portfolio will be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above), both private venture capital-stage companies as well as publicly-traded companies.  We expect that these investments will range between $1 million and $10 million each, although this investment size will vary proportionately with the size of the Company’s capital base. During the first year of the Company’s operation, however, the Company’s assets may be substantially invested in cash or cash equivalents. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

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

Form 10-Q

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On September 30, 2011, our financial statements include venture capital investments valued at $7,102,892.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

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

RESTRICTED SECURITIES.  On September 30, 2011, we held $7,102,892 in “Restricted securities.”

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended September 30, 2011, the Company earned $13,619 in interest on interest-bearing accounts.  During the quarter ended September 30, 2011, the Company recorded $63,014 of bridge note interest.

Firsthand Technology Value Fund, Inc.

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

NOTE 4.  BUSINESS RISKS AND UNCERTAINTIES

We plan to invest a substantial portion of our assets in privately-held companies, the securities of which are inherently illiquid.  We also seek to invest in small publicly-traded companies that we believe have exceptional growth potential and to make opportunistic investments in publicly-traded companies, both large and small.  In the case of investments in small publicly-traded companies, although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to lack management depth, have limited or no history of operations and typically have not attained profitability.  Because of the speculative nature of our investments and the lack of public markets for privately held investments, there is greater risk of loss than is the case with traditional investment securities.

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

Form 10-Q

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

NOTE 5.  INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with SiVest Group, Inc. (“SiVest,” or the “Adviser”), pursuant to which the Company will pay SiVest a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 2.00% of our gross assets.  For services rendered under the Investment Management Agreement, the base management fee will be payable quarterly in arrears.  The base management fee will be calculated based on the average of (1) the value of our gross assets at the end of the current calendar quarter and (2) the value of our gross assets at the end of the preceding calendar quarter; and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  Base management fees for any partial month or quarter will be pro-rated.

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

Firsthand Technology Value Fund, Inc.

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

Form 10-Q

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

Firsthand Technology Value Fund, Inc.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2011:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$—
Intellectual Property	—	—	90
Other Electronics	3,810,640	—	—
Total Common Stocks	3,810,640		90
Preferred Stocks
Intellectual Property	$—	$—	$1,450,191
Networking	—	—	298
Renewable Energy	—	—	3,163,247
Services	—	—	200,137
Total Preferred Stocks	—	—	4,813,873
Asset Derivatives *
Equity Contracts	$—	$1,288,000	$826,804
Total Asset Derivatives		1,288,000	826,804
Convertible Bonds
Intellectual Property	$—	$—	$1,462,125
Total	$3,810,640	$1,288,000	$7,102,892

* Asset derivatives include warrants.

Form 10-Q

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no significant transfers between Levels 1 and 2 during the period since commencement of operations and ended September 30, 2011.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 4/18/11(1)	PURCHASES(2)	NET REALIZED GAINS (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/11
Common Stocks
Advanced Materials	$—	$662,235	$—	$(662,235)	$—	$—
Intellectual Property	—	169,045	—	(168,955)	—	90
Preferred Stocks
Intellectual Property	—	4,071,014	—	(2,620,823)	—	1,450,191
Networking	—	298	—	—	—	298
Renewable Energy	—	3,846,713	—	(683,466)	—	3,163,247
Services	—	145,829	—	54,308	—	200,137
Warrants
Equity Contracts	—	1,153,259	(10)	(326,445)	—	826,804
Convertible Bonds
Intellectual Property	—	1,610,753	—	(148,628)	—	1,462,125
Total	$—	$11,659,146	$(10)	$(4,556,244)	$—	$7,102,892

(1)	Commencement of operations.
(2)	There was an expiration of an IP Unity Series E-1 Warrant. It expired on August 4, 2011, resulting in a $10 realized capital loss.

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

Firsthand Technology Value Fund, Inc.

NOTE 9.  INVESTMENTS IN AFFILIATES

Under the 1940 Act, issuers 5% or more of whose outstanding voting securities are owned, controlled, or held with power to veto by the Company are affiliates of the Company. A summary of the Company’s investments in affiliates for the period since commencement of operations and ended September 30, 2011, is noted below:

	SHARES/PAR ACTIVITY
	BALANCE		SALES	BALANCE
	AT	PURCHASES/	MATURITY/	AT	REALIZED	DIVIDENDS/	VALUE	ACQUISITION
AFFILIATE	4/18/11*	MERGER	EXPIRATION	9/30/11	GAIN (LOSS)	INTEREST	9/30/11	COST
Silicon Genesis Corp.,
Common	—	901,892	—	901,892	$—	$—	$90	$169,045
Silicon Genesis Corp.,
Convertible Note	—	1,250,000	—	1,250,000	—	—	1,462,125	1,610,753
Silicon Genesis Corp.,
Common Warrant	—	37,982	—	37,982	—	—	4	6,678
Silicon Genesis Corp.,
Series 1-C	—	82,914	—	82,914	—	—	1,070	109,518
Silicon Genesis Corp.,
Series 1-D	—	850,830	—	850,830	—	—	2,723	431,901
Silicon Genesis Corp.,
Series 1-E	—	5,704,480	—	5,704,480	—	—	1,184,250	2,946,535
Silicon Genesis Corp.,
Series 1-E Warrant	—	94,339	—	94,339	—	—	—	13,012
Silicon Genesis Corp.,
Series 1-E Warrant	—	1,257,859	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp.,
Series 1-F	—	912,453	—	912,453	—	—	262,148	583,060
SoloPower, Series A	—	3,999,999	—	3,999,999	—	—	907,200	1,032,104
SoloPower, Series B	—	1,002,052	—	1,002,052	—	—	234,981	268,400
SoloPower, Series D	—	1,000,000	—	1,000,000	—	—	562,400	547,304
SoloPower, Series E-1	—	1,904,761	—	1,904,761	—	—	1,458,666	1,998,906
SoloPower Warrant	—	3,999,999	—	3,999,999	—	—	826,800	959,992
							$6,902,457	$10,850,708

* Commencement of operations.

As of September 30, 2011, Kevin Landis represents the Company and sits on the board of directors of Silicon Genesis Corporation.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
The matters discussed in this report, as well as in future oral and written statements by management of Firsthand Technology Value Fund, Inc., that are forward-looking statements based on current management expectations that involve substantial  risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements related to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of a protracted decline in the liquidity of the credit markets on our business;
•	our informal relationships with third parties;
•	the expected market for venture capital investments and our addressable market;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to access the equity market;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax status;
•	our ability to operate as a business development company and a regulated investment company;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operation of our portfolio companies;
•	the timing, form, and amount of any dividend distributions;
•	impact of fluctuation of interest rates on our business;
•	valuation of any investments in portfolio companies particularly those having no liquid trading market; and
•	our ability to recover unrealized losses.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under Item 1A – “Risk Factors” or Part II of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Firsthand Technology Value Fund, Inc.

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

RESULTS OF OPERATIONS
We commenced operations in April 2011, so there is no comparable period with which to compare results for the period from July 1, 2011 through September 30, 2011. The following information is for the three-month period ended September 30, 2011.

INVESTMENT INCOME
Interest income totaled $76,633 for the three-month period ended September 30, 2011. The interest income is primarily attributable to interest accrued on a convertible note investment with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $628,332 during the period ended September 30, 2011.

Significant components of operating expenses for the quarter ended September 30, 2011 were management fee expense of $469,069 and professional fees (audit, legal, accounting, and consulting) of $106,542.

Form 10-Q

NET INVESTMENT INCOME BEFORE INVESTMENT GAINS AND LOSSES
The net investment loss was $551,699 for the quarter ended September 30, 2011.

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

During the quarter ended September 30, 2011, we recognized net realized gains of approximately $106,793 from the sale of publicly-traded securities.

During the quarter ended September 30, 2011, net unrealized depreciation on total investments increased by $5,534,203. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily comprised of decreases in the fair value of our portfolio companies due to company performance and market conditions of approximately $5.3 million.  A summary of the net realized and unrealized loss on investments for the three-month period ended September 30, 2011 is shown below.

THREE MONTHS ENDED SEPTEMBER 30,2011
Realized gains	$106,793
Net change in unrealized depreciation on investments	(5,534,203)
Net realized and unrealized loss on investments	(5,427,410)

The following table itemizes the change in net unrealized depreciation of investments for the period ended September 30, 2011:

PERIOD ENDED SEPTEMBER 30,2011*
Gross unrealized appreciation on portfolio investments	$129,659
Gross unrealized depreciation on portfolio investments	$(7,241,384)
Net increase in unrealized depreciation on portfolio investments	$(7,111,725)

*	Represents period from April 18, 2011 through September 30, 2011.

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

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the quarter ended September 30, 2011, the net decrease in net assets resulting from operations totaled $5,979,109. Basic and fully-diluted net change in net assets per share for the quarter ended September 30, 2011 was $(1.71).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 2011, we had investments in public and private securities totaling $12.2 million. Also, at September 30, 2011, we had approximately $73.2 million in cash and cash equivalents. We primarily invest cash on hand in interest-bearing deposit accounts. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

Firsthand Technology Value Fund, Inc.

As of September 30, 2011, net assets totaled $86.6 million, with a net asset value per share of $24.76. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. During the quarter ended September 30, 2011, we had investments in the following private companies:

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At September 30, 2011 our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $200,137.

Movius Corporation
Movius Corporation (“Movius”), Atlanta , Georgia, provides unified communications solutions for telecommunications carriers worldwide. Its applications include converged messaging, unified conferencing, and virtual telephony.

At September 30, 2011 our investment Movius consisted of multiple investments in IP Unity, Inc., a predecessor entity. At September 30, 2011 our investments in IP Unity consisted of 1,932,222 shares of Series C preferred stock, and 193,042 shares of Series E preferred stock, with a combined fair value of $298.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At September 30, 2011 our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 901,982 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 37,982 shares of common stock, and a $1.25 million par value convertible note. The note bears annual interest at a rate of 20% and matures on November 3, 2011. At September 30, 2011 the combined fair value of our SiGen securities was $2.9 million.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At September 30, 2011 our investments in SoloPower consisted of 3,999,999 shares of Series A preferred stock, 1,002,052 shares of Series B preferred stock, 1,000,000 shares of Series D preferred stock, 1,904,761 shares of Series

Form 10-Q

E-1 preferred stock, and warrants to purchase 3,999,999 shares of common stock, with a combined fair value of $4.0 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At September 30, 2011 our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,016 shares of common stock, with a combined fair value of $0.

PUBLIC INVESTMENTS
On September 30, 2011, we had investments in the following public securities:

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, California, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At September 30, 2011, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of $3.8 million.

PowerShares QQQ Index Tracking Trust
PowerShares QQQ Index Tracking Trust is an exchange traded fund (ETF) based on the Nasdaq-100 Index. The Fund will, under most circumstances, consist of all of the stocks in the Index. At September 30, 2011 our investment in PowerShares QQQ Index Tracking Trust consisted of put options of various strike prices and expirations on the shares of the Fund with an aggregate market value of approximately $1.3 million.

SUBSEQUENT INVESTMENTS
Subsequent to the close of the financial quarter on September 30, 2011, we made a number of additional investments.

On October 10, 2011, we acquired 100 contracts for put options on the PowerShares QQQ Index Tracking Trust at a cost of approximately $26,000.

As of September 30, 2011, we were in the final stages of acquiring an interest in Facebook, a private company. The acquisition was done in the secondary market and involved making a deposit in an escrow account until certain conditions were met, including the underlying company’s right of first refusal. As of the end of the quarter, we had approximately $1.6 million in such escrow deposits. The Facebook transaction closed on October 13, 2011.

On November 3, 2011, we made a $1 million investment in Skyline Solar, Inc., a private company that produces concentrated solar photovoltaic arrays for utility-scale electricity generation.

Firsthand Technology Value Fund, Inc.

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

Because there is typically no public market for our interests in the small privately-held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In addition, the Board of Directors may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of some of these securities.  In the absence of a readily ascertainable market value, the determined value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if a ready market for such securities existed.  Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments.  The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors.  Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.

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

Form 10-Q

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

CASH INVESTMENTS RISK
The Company recently commenced operations.  Therefore, as of September 30, 2011, a large portion of the Company’s assets (approximately 85%) are invested in cash and/or cash equivalents, which are expected to earn low yields.  Given the current low interest rate environment, to the extent management fee expenses exceed interest income on the cash holdings of the Company, the Company may experience losses.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Firsthand Technology Value Fund, Inc.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our current Registration Statement on Form N-2, as amended and supplemented, which could materially affect our business, financial condition, and/or operating results. As of September 30, 2011, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our current Registration Statement on Form N-2. The risks described in our Registration Statement on Form N-2 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

Form 10-Q

ITEM 6  EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

31.1
Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Chief Executive Officer and Chief Financial Certification Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Firsthand Technology Value Fund, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: November 8, 2011	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer
(On behalf of the registrant and as the principal financial officer)

Form 10-Q

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1
Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Chief Executive Officer and Chief Financial Certification Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002