Form 10-K
period 2011-12-31
Firsthand Technology Value Fund, Inc.
filed 2012-03-21
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______  to  ______
Commission file number: 814-00830

Firsthand Technology Value Fund, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	77-6100553
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

150 Almaden Boulevard, Suite 1250
San Jose, California 95113
(Address and zip code of principal executive offices)
(408) 886-7096
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    [  ]  No  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.           Yes    [  ]  No  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]     No   [  ]
Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     [X]    No   [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):
Large accelerated filer	Accelerated filer	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    [  ]          No  [X]
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $52,170,656 (computed using the closing price of $15.20 per share of Common Stock on June 30, 2011, as reported by the NASDAQ Global Market).
As of March 20, 2012, Firsthand Technology Value Fund had 3,496,480 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2012 are incorporated by reference in Part III of this Form 10-K.

PART I
Item 1. Business

FORWARD LOOKING STATEMENTS
This report, and other statements that we may make, may contain forward-looking statements, which relate to future events or our future performance or financial condition. We use words such as “anticipates,” “believes,” “expects,” “plans,” “will,” “may,” “continues,” “believes,” “seeks,” “likely,” “intends,” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including forward-looking statements as to:

•	our future operating results,
•	our business prospects and the prospects of our prospective portfolio companies,
•	the impact of investments that we expect to make,
•	our contractual arrangements and relationships with third parties,
•	the dependence of our future success on the general economy and its impact on the industries in which we invest,
•	the ability of our prospective portfolio companies to achieve their objectives,
•	our expected financings and investments,
•	the adequacy of our cash resources and working capital, and
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies.

Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  In addition, several factors that could materially affect our actual results are the ability of the portfolio companies in which we invest to achieve their objectives; our ability to source favorable private investments; changes in the securities markets, especially the markets for technology companies including those that may be early stage or micro-cap companies; the dependence of our future success of the general economy and its impact on the industries in which we invest and other factors discussed in our periodic filings with the Securities and Exchange Commission (the “SEC”).

Unpredictable or unknown factors could also have material adverse effects on us. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur, or, if any of them do, what impact they will have on our results of operations and financial condition. All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update, amend or clarify these forward-looking statements or the risk factors contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as may be required under the federal securities laws. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC.

GENERAL
Firsthand Technology Value Fund, Inc. (“we,” “us,” “our,” the “Company”) is an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” Firsthand Capital Management, Inc. (the “Investment Adviser”, the “Adviser”, or “FCM”) serves as our investment adviser and manages the investment process on a daily basis.

We were incorporated under the Maryland General Corporation Law in April 2010 and acquired our initial portfolio of securities through the reorganization (the “Reorganization”) into us of Firsthand Technology Value Fund (“TVF”), an open-end mutual fund and a series of Firsthand Funds, which is a Delaware statutory trust.  The reorganization was completed on April 15, 2011 and we commenced operations on April 18, 2011.  Our initial portfolio consisted of eight investments with a fair market value of $19,289,775 on the date of the Reorganization and $69,428,581 in cash.  Subsequent to the Reorganization we invested $8,606,880 in additional investments, representing 12.4% of our investible funds.

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equity-related investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80 percent of our total assets for investment purposes in technology companies.  We consider technology companies to be those companies that derive at least 50 percent of their revenues from products and/or services within the information technology sector and in the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we invest at least 70 percent of our assets in privately held companies and public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

Our current focus is on investing in late-stage private companies, particularly those with potential for near-term realizations by way of an initial public offering (“IPO”) or acquisition. As of December 31, 2011, we owned 500,000 shares of common stock of Yelp, Inc. and 50,000 shares of Facebook Inc.  On November 17, 2011, Yelp, Inc. filed a registration statement with the SEC in connection with its proposed initial public offering and on February 2, 2012, Facebook Inc. filed a registration statement with the SEC in connection with its proposed initial public offering.

While our primary focus is to invest in illiquid private technology and cleantech companies, we may also invest in micro-cap publicly traded companies. In addition, we may invest up to 30% of the portfolio in opportunistic investments that do not constitute the private companies and micro-cap public companies described above. These other investments may include investments in securities of public companies that are actively traded. These other investments may also include investments in high-yield bonds, distressed debt, or securities of public companies that are actively traded; and securities of companies located outside of the United States. Our investment activities are managed by FCM.

Neither our investments nor an investment in us are intended to constitute a balanced investment program. We expect to be risk-seeking rather than risk-averse in our investment approach. There is no assurance that our investment objective will be achieved.

We invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments. These private venture capital equity investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less-speculative investments. Subject to the diversification requirements applicable to a regulated investment company (“RIC”), we may commit all of our assets to only a few investments.

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
•	Equity, equity-related securities (including warrants), and debt with equity features from either private or public issuers;

•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;
•	Foreign securities;
•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
•	Miscellaneous investments.

During the period from our inception (April 18, 2011) through December 31, 2011, we made follow-on investments in Silicon Genesis Corporation and SoloPower, Inc., investing a total of $1 million in these two solar-related companies.

We also invested in three new private companies during the period. In October, we made our first investment in Facebook Inc. The social networking company has more than 800 million users worldwide and the Adviser believes that its committed user base and significant competitive advantages have created an enormous opportunity for the company to drive advertising revenues.

In November, we invested in Skyline Solar, Inc., a California-based manufacturer of concentrated solar photovoltaic (PV) systems. The Adviser believes that Skyline’s unique approach gives the company an opportunity to become a low-cost leader in the utility-scale PV market.

In December, we made an investment in Yelp, Inc., which operates a social networking website that allows users to search for and post reviews of local businesses. The Investment Adviser believes that the company’s strong brand in the local search market has made it an attractive and fast-growing advertising platform for local restaurants and other businesses.

For defensive purposes, we also made a number of purchases of put options on the PowerShares QQQ Index Tracking Trust. These investments are generally negatively correlated with the performance of the NASDAQ 100 Index.

The table below provides a summary of our investments as of December 31, 2011.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE1
Facebook, Inc.	Social Networking	$1,550,000
INNOViON	Ion Implant Foundry	$173,396
Intevac, Inc.2	Manufacturing Equipment	$4,034,154
IP Unity	Mobile Communications Software	$298
Silicon Genesis Corp.	Intellectual Property	$2,837,121
Skyline Solar, Inc.	Concentrated Photovoltaic Systems	$868,016
SoloPower, Inc.	Solar Photovoltaic Modules	$3,094,519
UCT Coatings, Inc.	Advanced Materials	$0
Yelp, Inc.	Social Networking	$2,925,000

1
Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2011. For public companies, the figure represents the market value of our securities on December 31, 2011.

2	Public company

INVESTMENTS AND STRATEGIES

The following is a summary description of the types of assets in which we may invest, the investment strategies we may use, and the attendant risks associated with our investments and strategies.

VENTURE CAPITAL INVESTMENTS
We define venture capital as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential. These businesses can range in stage from pre-revenue to generating positive cash flow. Most of our long-term venture capital investments are in thinly capitalized, unproven, small companies focused on commercializing risky technologies. These businesses also tend to lack management depth, have limited or no history of operations, and have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments will never realize their potential, and some will be unprofitable or result in the complete loss of our investment.

We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities. Our current focus is on investing in late-stage private companies, particularly those with potential for near-term realizations by way of IPO or acquisition.

In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

•	Recruiting management,
•	Formulating operating strategies,
•	Formulating intellectual property strategies,
•	Assisting in financial planning,
•	Providing management in the initial start-up stages, and
•	Establishing corporate goals.

We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors. We typically find it necessary or appropriate to provide additional capital of our own. We may introduce these companies to potential joint venture partners, suppliers, and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist with mergers and acquisitions (“M&As”). We do not currently derive income from these companies for the performance of any of the above services.

We may control, be represented on, or have observer rights on the Board of Directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the Boards of Directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company. Our goal is to assist each company in establishing its own independent capitalization, management, and Board of Directors. As a venture capital-backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company’s operations will diminish.

EQUITY, EQUITY-RELATED SECURITIES AND DEBT WITH EQUITY FEATURES
We may invest in equity, equity-related securities, and debt with equity features. These securities include common stock, preferred stock, debt instruments convertible into common or preferred stock, limited partnership interests, other beneficial ownership interests and warrants, options, or other rights to acquire any of the foregoing.

We may make investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth, or that are involved in bankruptcy or reorganization proceedings. These investments would involve businesses that management believes have potential through the infusion of additional capital and management assistance. In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

Warrants, options, and convertible or exchangeable securities generally give the investor the right to acquire specified equity securities of an issuer at a specified price during a specified period or on a specified date. Warrants and options fluctuate in value in relation to the value of the underlying security and the remaining life of the warrant or option, while convertible or exchangeable securities fluctuate in value both in relation to the intrinsic value of the security without the conversion or exchange feature and in relation to the value of the conversion or exchange feature, which is like a warrant or an option. When we invest in these securities, we incur the risk that the option feature will expire worthless, thereby either eliminating or diminishing the value of our investment.

Most of our current portfolio company investments are in the equity securities of private companies. Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an IPO, we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell.

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential. These investments may be through open-market transactions or through private placements in publicly traded companies (“PIPEs”). Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days, or are issued as unregistered securities that are not freely available for six months.

Even if we have registration rights to make our investments in privately held and publicly traded companies more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time. We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value, during which holding period they may decline in value and be especially volatile as unseasoned securities. If we need funds for investment or working capital purposes, we might need to sell marketable securities at disadvantageous times or prices.

DEBT OBLIGATIONS
We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2011, the debt obligations held in our portfolio consisted entirely of convertible bridge notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as “junk bonds,” including our venture debt investments, are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded. The existence of limited markets for these securities may restrict our ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. Any economic downturn could adversely affect the ability of issuers’ lower-rated securities to repay principal and pay interest thereon. The market values of lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities. In addition, lower-rated securities and comparable non-rated securities generally present a higher degree of credit risk. Issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings.

The market value of investments in debt securities that carry no equity participation usually reflects yields generally available on securities of similar quality and type at the time purchased. When interest rates decline, the market value of a debt portfolio already invested at higher yields can be expected to rise if the securities are protected against early call. Similarly, when interest rates increase, the market value of a debt portfolio already invested at lower yields can be expected to decline. Deterioration in credit quality also generally causes a decline in market value of the security, while an improvement in credit quality generally leads to increased value.

FOREIGN SECURITIES
We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to maintain our status as a BDC, our investments in non-qualifying assets, including the securities of companies organized outside the U.S., would be limited to 30 percent of our assets, because we must invest at least 70 percent of our assets in “qualifying assets,” and securities of foreign companies are not “qualifying assets.”

Compared to otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of these investments to us will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates, and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nationalization, expropriation of assets, currency exchange freezes, and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. Interest and dividend income and capital gains on our foreign securities may be subject to withholding and other taxes that may not be recoverable by us. We may seek to hedge all or part of the currency risk of our investments in foreign securities through the use of futures, options, and forward currency purchases or sales.

INTELLECTUAL PROPERTY
We believe there is a role for organizations that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property perceive the need for and rewards of entrepreneurial commercialization of their inventions. Our form of investment may be:

•	Funding research and development in the development of a technology,
•	Obtaining licensing rights to intellectual property or patents,
•	Acquiring intellectual property or patents, or
•	Forming and funding companies or joint ventures to commercialize further intellectual property.

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. In order to satisfy RIC requirements, these investments will normally be held in an entity taxable as a corporation. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks, including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development-stage or start-up company, as discussed under “Venture Capital Investments” above.

REPURCHASE OF SHARES

Our shareholders do not have the right to compel us to redeem our shares. We may, however, purchase outstanding shares of our common stock from time to time, subject to approval of our Board of Directors and in compliance with applicable corporate and securities laws. The Board of Directors may authorize purchases from time to time when they are deemed to be in the best interests of our shareholders, but could do so only after notification to shareholders. The Board of Directors may or may not decide to undertake any purchases of our common stock.

Our repurchases of our common shares would decrease our total assets and would therefore likely have the effect of increasing our expense ratio. Subject to our investment restrictions, we may borrow money to finance the repurchase of our common stock in the open market pursuant to any tender offer. Interest on any borrowings to finance share repurchase transactions would reduce our net assets. If, because of market fluctuations or other reasons, the value of our assets falls below the required 1940 Act coverage requirements, we may have to reduce our borrowed debt to the extent necessary to comply with the requirement. To achieve a reduction, it is possible that we may be required to sell portfolio securities at inopportune times when it may be disadvantageous to do so.

PORTFOLIO COMPANY TURNOVER

Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objective. The rate of portfolio turnover will not be treated as a limiting or relevant factor when circumstances exist that are considered by management to make portfolio changes advisable.

Although we expect that many of our investments will be relatively long term in nature, we may make changes in particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation. We may also make general portfolio changes to increase our cash to position us in a defensive posture. We may make portfolio changes without regard to the length of time we have held an investment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment that we may have only recently sold. Our investments in privately held companies are illiquid, which limits portfolio turnover. The portfolio turnover rate may vary greatly during a year as well as from year to year and may also be affected by cash requirements.

COMPETITION

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company (“SPACs”) sponsors, investment bankers that underwrite initial public offerings, hedge funds that invest in private investments in public equities (PIPEs), traditional financial services companies such as commercial banks, and other sources of financing.  Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company. We believe we compete with these entities primarily on the basis of our willingness to make smaller, non-controlling investments, the experience and contacts of our investment professionals within our targeted industries, our responsive and efficient investment analysis and decision-making processes, and the investment terms that we offer. We do not seek to compete primarily on the deal terms we offer to potential portfolio companies. We use the industry information available to FCM to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Kevin Landis (FCM’s President and Chief Investment Officer), and the other senior investment professionals FCM retains, enable us to learn about, and compete effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors—Risks relating to our business and structure—We operate in a highly competitive market for investment opportunities.”

REGULATION

The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable only to BDCs. BDCs are a special type of investment company. After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the Securities and Exchange Commission (“SEC”).

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels. Such companies that satisfy certain additional criteria described below are termed “eligible portfolio companies.” In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”); (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early-stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies, and investment banking firms) and that: (i) has a fully diluted market capitalization of less than $250 million and has a class of equity securities listed on a national securities exchange, (ii) does not have a class of securities listed on a national securities exchange, or (iii) is controlled by the BDC by itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25 percent of the outstanding voting securities of the portfolio company) and the BDC has a representative on the Board of Directors of such company.

We may be examined periodically by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person’s office.

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70 percent of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent, or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government securities, and high quality short-term debt. The SEC has adopted a rule permitting a BDC to invest its cash in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of debt and a single class of preferred stock if our asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of our net assets). Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested directors have determined that such sale would be in the best interest of us and our stockholders, and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated persons of ours approve our ability to make such issuances. A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price that closely approximates the market value of the securities, less any distribution discount or commission.

Certain transactions involving certain closely related persons of the Company, including its directors, officers, and employees, may require the prior approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

SUBCHAPTER M STATUS

We elected to be treated as a RIC, taxable under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), for federal income tax purposes. In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders. In order to qualify as a RIC, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest, and gains from the sale of securities and similar sources (the “Income Source Rule”); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the “Income Distribution Rule”). Any taxable investment company income not distributed will be subject to corporate level tax. Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

Although we may retain income and gains subject to the limitations described above (including paying corporate level tax on such amounts), we could be subject to an additional four percent excise tax if we fail to distribute 98 percent of our aggregate annual taxable income.

As noted above, in order to qualify as a RIC, we must meet certain investment asset diversification requirements each quarter. Because of the specialized nature of our investment portfolio, in some years we have been able to satisfy the diversification requirements under Subchapter M of the Code primarily as a result of receiving certifications from the SEC under the Code with respect to each taxable year beginning after 1998 that we were “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for such year.

Although we generally intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. We will choose to take such action only if we determine that the result of the action will benefit us and our shareholders.

INVESTMENT OPPORTUNITY

SVVC invests primarily in equity securities of private technology companies in the United States. We believe that the growth potential exhibited by private technology companies, including cleantech companies, creates an attractive investment environment for SVVC.

The last decade has been marked by dramatic changes in the initial public offering (“IPO”) market. Since the dot-com bubble burst in 2000, emerging technology companies have often chosen to stay private longer. The combination of volatile equity markets, increased regulatory requirements (such as the Sarbanes-Oxley Act of 2002), and a lack of investment research coverage has made it less attractive for companies to access the public markets through an IPO. We believe the result is an environment with more opportunities to invest in relatively mature private companies, either directly via primary investments or by purchasing shares in the growing secondary market.

At the same time we believe there are a number of powerful trends creating opportunities for innovative companies and investors alike. The dramatic growth of social networking, cloud computing, and powerful, connected mobile computing devices has enabled new ways of communicating, doing business, and accessing information anytime, anywhere. The Company was established to benefit from convergence of exciting technologies and the growth of private investment opportunities.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in technology and cleantech companies:

MANAGEMENT EXPERTISE
Kevin Landis, our Chief Executive Officer and Chief Financial Officer, has principal management responsibility for Firsthand Capital Management, Inc. as its owner, President and Chief Investment Officer. Mr. Landis has approximately 17 years of experience in technology sector investing, and he intends to dedicate a substantial portion of his time to managing Firsthand Technology Value Fund, Inc. and Firsthand Capital Management, Inc. Kevin Landis controls FCM and is a trustee of Firsthand Funds and a director of SVVC.

DISCIPLINED INVESTMENT APPROACH
The Investment Adviser employs a disciplined approach in selecting investments. The Investment Adviser’s investment philosophy focuses on ensuring that our investments have an appropriate return profile relative to risk. When market conditions make it difficult for us to invest according to our criteria, the Investment Adviser intends to be highly selective in deploying our capital. We believe this approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through the Investment Adviser, conduct a rigorous due diligence process that draws from the Investment Adviser’s investment experience, industry expertise, and network of contacts.

FOCUSING ON INVESTMENTS THAT CAN GENERATE POSITIVE RISK-ADJUSTED RETURNS

The Investment Adviser seeks to maximize the potential for capital appreciation. In making investment decisions the Investment Adviser seeks to pursue and invest in companies that meet several of the following criteria:

•	outstanding technology,
•	barriers to entry (i.e., patents and other intellectual property rights),
•	experienced management team,
•	established financial sponsors that have a history of creating value with portfolio companies,
•	strong and competitive industry position, and
•	viable exit strategy.

Assuming a potential investment meets most or all of our investment criteria, the Investment Adviser intends to be flexible in adopting transaction structures that address the needs of prospective portfolio companies and their owners.  Our investment philosophy is focused on internal rates of return over the life of an investment. Given our investment criteria and due diligence process, we structure our investments so they correlate closely with the success of our portfolio companies.

ABILITY TO SOURCE AND EVALUATE TRANSACTIONS THROUGH THE INVESTMENT ADVISER’S RESEARCH CAPABILITY AND ESTABLISHED NETWORK
FCM’s investment management team has overseen investments in 29 private and hundreds of public companies across numerous industries while employed by FCM and its affiliates since 1994. We believe the expertise of the Investment Adviser’s management team enables FCM to identify, assess, and structure investments successfully across all levels of a company’s capital structure and to manage potential risk and return at all stages of the economic cycle.

We seek to identify potential investments both through active origination and through dialogue with numerous management teams, members of the financial community, and corporate partners with whom Mr. Landis has long-standing relationships. We believe that the team’s broad network of contacts within the investment, commercial banking, private equity and investment management communities in combination with their strong reputation in investment management, enables us to attract well-positioned prospective portfolio companies.

LONGER INVESTMENT HORIZON WITH ATTRACTIVE PUBLICLY TRADED MODEL
Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that funds raised by a private equity or venture capital fund, together with any capital gains on such invested funds, must be returned to investors after a pre-agreed time period. These provisions often force private equity and venture capital funds to seek returns on their investments through mergers, public equity offerings, or other liquidity events more quickly than they otherwise might, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. While we are required to distribute substantially all realized gains, we believe that with our dividend reinvestment plan and our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provide us with the opportunity to generate returns on invested capital and at the same time enable us to be a better long-term partner for our portfolio companies.

INVESTMENTS

FCM seeks to create a diversified portfolio of equity securities by investing approximately $1 million to $10 million of capital, on average, in the securities of micro-cap public and private companies.

Our portfolio consists primarily of equity securities of private companies and cash and we expect that our portfolio will continue to consist primarily of, equity positions in private companies and cash. These investments include holdings in several private technology and cleantech companies. Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments.  For description of our current investments, see “Portfolio Companies.”

We generally seek to invest in companies from the broad variety of industries in which the Investment Adviser has expertise. The following is a representative list of the industries in which we may elect to invest.

•	Computer Hardware
•	Computer Software
•	Social Networking
•	Computer Peripherals
•	Solar Photovoltaics
•	Energy Efficiency
•	Solid-state Lighting
•	Water Purification
•	Wind-Generated Electricity
•	Fuel Cells
•	Biofuels
•	Electronic Components
•	Semiconductors
•	Telecommunications
•	Advanced Materials

We may invest in other industries if we are presented with attractive opportunities.

We may on a very limited and incidental basis purchase or sell options on indexes or securities.  Any options that are sold will be on securities that we hold in our portfolio (i.e., covered calls). A call option is a contract that gives the holder of such call option the right to buy the security underlying the call option from the writer of such call option at a specified price at any time during the term of the option.  These transactions would be used only to manage risks or otherwise protect the value of the portfolio.  We also may use these strategies to a very limited extent on an opportunistic basis.

INVESTMENT SELECTION

The Investment Adviser seeks to maximize the potential for capital appreciation.

PROSPECTIVE PORTFOLIO COMPANY CHARACTERISTICS
We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, we caution you that no single portfolio company (or prospective portfolio company) will meet all of these criteria.  Generally, we use our experience and access to market information generated to identify investment candidates and to structure investments quickly and effectively.

Outstanding Technology
Our investment philosophy places a premium on identifying companies that have developed disruptive technologies, that is, technologies with the potential to dramatically alter the economics or performance of a particular type of product or service.

Barriers to Entry
We believe having defensible barriers to entry, in the form of patents or other intellectual property rights, is critically important in technology industries, in which change happens very rapidly. We seek out companies that have secured protection of key technologies through patents, trademarks, or other means.

Experienced management and established financial sponsor relationship
We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our investment adviser have an established relationship.

Strong and defensible competitive market position in industry
We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.

Viable exit strategy
We seek to invest in companies that we believe will provide a steady stream of cash flow to reinvest in their respective businesses. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

We believe each of the eight private companies in which we currently hold securities has a viable exit strategy of either an initial public offering of shares or an acquisition by a strategic buyer.  On November 17, 2011, Yelp, Inc. filed a registration statement with the SEC in connection with its proposed initial public offering and on February 2, 2012, Facebook Inc. filed a registration statement with the SEC in connection with its proposed initial public offering.  In today’s market environment, we believe that a strategic sale is more likely than an IPO for many of our portfolio companies, although IPOs cannot be ruled out. We believe that an acquisition by a strategic buyer is possible at any time for any of our companies.

DUE DILIGENCE
We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments, we, through the Investment Adviser, conduct a rigorous due diligence process that draws from the Investment Adviser’s investment experience, industry expertise, and network of contacts. The Investment Adviser conducts extensive due diligence investigations in their investment activities. In conducting due diligence, the Investment Adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors, and investment bankers.

Our due diligence typically includes:

•	review of historical and prospective financial information;
•	review of technology, product, and business plan;
•	on-site visits;
•	interviews with management, employees, customers, and vendors of the potential portfolio company;
•	background checks; and
•	research relating to the company’s management, industry, markets, products and services, and competitors.

Upon the completion of due diligence, the Investment Adviser’s investment committee determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside consultants, experts, and/or advisers, as appropriate. To the extent unaffiliated, third-party consultants, experts, and/or advisers are used, we will be responsible for those expenses.

INVESTMENT STRUCTURE
Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

MANAGERIAL ASSISTANCE
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance. We may receive fees for these services. FCM will provide such managerial assistance on our behalf to portfolio companies that request this assistance.  For a description of relationships between us and our portfolio companies, please see “Portfolio Companies.”

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES
Monitoring
FCM monitors our portfolio companies on an ongoing basis. Specifically, FCM monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company.

FCM has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•	Assessment of success in adhering to portfolio company’s technology development, business plan and compliance with covenants;
•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements, and accomplishments;
•	Comparisons to other portfolio companies in the industry, if any;
•	Attendance at and participation in board meetings; and
•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Valuation Process
The following is a description of the steps we take each quarter to determine the value of our portfolio. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below under “Determination of Net Asset Value.”

We expect that all of our portfolio investments will be recorded at fair value as determined under the valuation process discussed above. As a result, there will be uncertainty with respect to the value of our portfolio investments.

INVESTMENT MANAGEMENT AGREEMENT

MANAGEMENT SERVICES
FCM has entered into an Investment Management Agreement (the “Investment Management Agreement”) with us whereby FCM provides investment management services. Subject to the overall supervision of our board of directors, the Investment Adviser manages the day-to-day operations of, provide investment management services to, and serves as portfolio manager for us. Mr. Landis, FCM’s President and Chief Investment Officer, has been primarily responsible for our portfolio management since our inception.  Under the terms of the Investment Management Agreement, FCM will:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;
•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•	close and monitor the investments we make.

FCM’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. FCM currently serves as investment manager to Firsthand Funds, a family of open-end mutual funds.

INVESTMENT MANAGEMENT FEE
Pursuant to the Investment Management Agreement, we pay FCM a fee for investment management services consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Management Agreement, the base management fee will be payable quarterly in arrears. The base management fee will be calculated based on the average of (1) the value of our gross assets at the end of the current calendar quarter and (2) the value of our gross assets at the end of the preceding calendar quarter; and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  Base management fees for any partial month or quarter will be pro-rated. The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Mathematically, the formula for computing the annual incentive fee can be written as:

Incentive fee	=	20%	x	(	Cumulative realized gains	-	Cumulative realized losses	-	Unrealized depreciation	)	-	Previously paid incentive fees

For the purposes of calculating realized capital gains, the cost basis of each security acquired in the Reorganization shall be equal to the greater of the original purchase price of that security by Firsthand Funds or the fair market value of the security at the time of the Reorganization.

EXAMPLE INCENTIVE FEE CALCULATION

EXAMPLE: INCENTIVE FEE ON CAPITAL GAINS:

Assumptions
Year 1 = no net realized capital gains or losses
Year 2 = $50,000 realized capital gains and $20,000 realized capital losses and unrealized capital depreciation. Capital gain incentive fee = 20% x (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Calculation of Incentive Fee
Year 1 incentive fee	= 20% x (0)
= 0
= no incentive fee
Year 2 incentive fee	= 20% x ($50,000 - $20,000)
= 20% x $30,000
= $6,000

AVAILABLE INFORMATION

Additional information about us, including quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.firsthandtvf.com. Information on our website is not part of this Annual Report on Form 10-K.

EMPLOYEES
We do not currently have any direct employees. Mr. Landis, our chief executive officer and chief financial officer, is the majority owner and chief investment officer of the Investment Adviser. The Investment Adviser currently employs a staff of 12, including investment, legal, and administrative professionals.

Item 1A. Risk Factors

Investing in Firsthand Technology Value Fund involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.
We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The assets of SVVC, as of December 31, 2011 were approximately $84 million.

WE ARE DEPENDENT UPON FCM’S KEY PERSONNEL FOR OUR FUTURE SUCCESS.
If the Investment Adviser is unable to hire and retain qualified personnel, or if it loses any key member of its management team, our ability to achieve our investment objective could be significantly impaired.

We depend on the diligence, skill, and access to the network of business contacts of the management of FCM, including Mr. Landis, the owner, president and chief financial officer of FCM. We also depend, to a significant extent, on FCM’s access to the investment information and deal flow generated by Mr. Landis and any other investment professionals of FCM. Mr. Landis and other management personnel of FCM evaluate, negotiate, structure, close, and monitor our investments. Our future success depends on the continued service of Mr. Landis and other management personnel of FCM. The resignation of FCM, or the departure of Mr. Landis or any other key managers hired by FCM could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that FCM will remain the Investment Adviser.

THE INVESTMENT ADVISER AND ITS MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A BUSINESS DEVELOPMENT COMPANY.
The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or micro-cap U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Under the 1940 Act, our ability to own publicly-traded securities with market capitalizations in excess of $250 million is limited.  While Mr. Landis has approximately 17 years of experience managing technology stock mutual funds investments and 13 years of experience managing private equity investments, Mr. Landis and FCM have only managed a business development company since April 2011, when they began managing SVVC. The investment philosophy and techniques used by Mr. Landis and FCM may differ from those of other funds. Accordingly, we can offer no assurance that SVVC will replicate the historical performance of other investment companies with which Mr. Landis has been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

THE INVESTMENT ADVISER AND ITS MANAGEMENT MANAGE OTHER FUNDS.
In addition to managing SVVC, FCM is also the investment adviser to three open-end mutual funds in the Firsthand Funds family: Firsthand Technology Leaders Fund, Firsthand Technology Opportunities Fund, and Firsthand Alternative Energy Fund. Mr. Landis, who has primary responsibility for SVVC, also serves as portfolio manager of Firsthand Alternative Energy Fund and co-portfolio manager of Firsthand Technology Opportunities Fund. This may reduce the time FCM and its investment management team have to devote to the affairs of SVVC. The other funds managed by FCM have stated investment objectives which differ from our own. Accordingly, there may be times when the interests of FCM’s management team differ from our interests.

THE INVESTMENT ADVISER MAY NOT BE ABLE TO ACHIEVE THE SAME OR SIMILAR RETURNS TO THOSE ACHIEVED BY ITS INVESTMENT PROFESSIONALS WHILE THEY WERE EMPLOYED AT PRIOR JOBS.
Although Mr. Landis has been a portfolio manager of a number of open-end mutual funds in the Firsthand Funds family, Mr. Landis’s track record and achievements are not necessarily indicative of future results that will be achieved by FCM on our behalf.  FCM and its investment professionals’ skills and expertise may not be as well suited to our objectives, strategies and requirements as they are for certain other funds.  FCM and many of its investment professionals are relatively inexperienced in managing closed end funds and our investment objectives, policies and regulatory limitations differ substantially from the other funds FCM and its investment professionals have managed.  Similarly, while the research and operational professionals that support Mr. Landis in his management of Firsthand Funds are substantially the same individuals that will be supporting us, there is no assurance that they will be able to provide the same level of services to us as they did (or currently do) for Firsthand Funds.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATION WILL DEPEND ON OUR ABILITY TO MANAGE FUTURE GROWTH EFFECTIVELY.
Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on FCM’s ability to identify, invest in, and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of FCM’s structuring of the investment process, its ability to provide competent, attentive, and efficient services to us and our access to financing on acceptable terms. The management team of FCM will have substantial responsibilities under the Investment Management Agreement. In addition, the employees of FCM may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.
A number of entities will compete with us to make the types of investments that we plan to make. We will compete with other venture capital firms and venture capital funds, various public and private investment funds, including hedge funds, other business development companies, commercial and investment banks, commercial financing companies, and various technology and alternative energy companies’ internal venture capital arms. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a stronger network of contacts and better connections for deal flows or have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

REGULATIONS GOVERNING OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY WILL AFFECT OUR ABILITY TO, AND THE WAY IN WHICH WE, RAISE ADDITIONAL CAPITAL.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options, or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests SVVC, and our stockholders approve SVVC’s policy and practice of making such sales. Our stockholders have not approved a policy or practice of selling our common stock below our net asset value per share.  However, our board of directors may ask our stockholders to vote on such a policy and practice at upcoming stockholders meetings. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

WE INTEND TO ELECT TO BE TREATED AS A REGULATED INVESTMENT COMPANY (RIC), AND WE WILL BE SUBJECT TO CORPORATE-LEVEL INCOME TAX IF WE ARE UNABLE TO QUALIFY AS A RIC.
To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification, and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices and may result in losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

ANY FAILURE ON OUR PART TO MAINTAIN OUR STATUS AS A BUSINESS DEVELOPMENT COMPANY WOULD REDUCE OUR OPERATING FLEXIBILITY.
If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and increase our cost of doing business. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to claims of private litigants.

IF WE DO NOT INVEST A SUFFICIENT PORTION OF OUR ASSETS IN QUALIFYING ASSETS, WE COULD FAIL TO QUALIFY AS A BUSINESS DEVELOPMENT COMPANY OR BE PRECLUDED FROM INVESTING ACCORDING TO OUR CURRENT BUSINESS STRATEGY.
As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.”

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

WE ARE A NON-DIVERSIFIED INVESTMENT COMPANY WITHIN THE MEANING OF THE 1940 ACT, AND THEREFORE WE ARE NOT LIMITED WITH RESPECT TO THE PROPORTION OF OUR ASSETS THAT MAY BE INVESTED IN SECURITIES OF A SINGLE ISSUER.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO GROW.
We will need additional capital to fund growth in our investments once we have fully invested the cash (and other liquid assets, if any) received, we may issue equity securities in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow or pursue business opportunities. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, if stockholders opt out of reinvesting those distributions back into SVVC, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund our investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

MANY OF OUR PORTFOLIO INVESTMENTS WILL BE RECORDED AT FAIR VALUE AS DETERMINED IN GOOD FAITH BY OUR BOARD OF DIRECTORS. AS A RESULT, THERE WILL BE UNCERTAINTY AS TO THE VALUE OF OUR PORTFOLIO INVESTMENTS.
A large percentage of our portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these securities quarterly at fair value according to our written valuation procedures and as determined in good faith by our board of directors. Our board of directors may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities. The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.
We primarily make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY RESULTS.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the performance of the portfolio securities we hold; the level of our expenses; variations in, and the timing of the recognition of, realized and unrealized gains or losses; the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST THAT COULD IMPACT OUR INVESTMENT RETURNS.
Our executive officers and directors may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of FCM that may be formed in the future. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

In the course of our investing activities, we will pay investment management and incentive fees to FCM, and will reimburse FCM for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of FCM has interests that differ from those of our stockholders, giving rise to a conflict.

Most members of the board of directors of the Company are also trustees of the Board of Trustees of Firsthand Funds. Of the four directors of the Company, Messrs. Landis, Burglin, and Yee all serve as both directors for the Company and trustees for Firsthand Funds. Mr. Lee is the only director of the Company who is not also a trustee of Firsthand Funds. The Company believes such a commonality of the board brings continuity of oversight and allows the board of the Company to maintain the institutional knowledge and experience of overseeing illiquid securities and their pricing methods.

OUR INCENTIVE FEE MAY INDUCE FCM TO MAKE SPECULATIVE INVESTMENTS AND THESE FEES WILL, IN EFFECT, BE BORNE BY OUR COMMON STOCKHOLDERS.
The incentive fee payable by us to FCM may create an incentive for FCM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Investment Adviser is calculated based on a percentage of our return on invested capital. This may encourage the Investment Adviser to invest in higher risk investments in the hope of securing higher returns.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, as well as other special purpose vehicles set up by third parties for investment in a particular private company. To the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and incentive fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to FCM with respect to the assets invested in the securities and instruments of other investment companies under the Investment Management Agreement (as defined under “Discussion of Expected Operating Plans—Contractual Obligations”). With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of FCM as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

After the date for this offering, we may be required to pay FCM an incentive fee for performance in periods before investors purchased their shares of our common stock in this offering or in the open market.  For that reason, new investors would in effect bear the expense of that incentive fee without having benefitted from any favorable performance that generated the incentive fee.

CHANGES IN LAWS OR REGULATIONS GOVERNING OUR OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.
We and our portfolio companies will be subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could materially and adversely affect our business.

PROVISIONS OF THE MARYLAND GENERAL CORPORATION LAW AND OF OUR CHARTER AND BYLAWS COULD DETER TAKEOVER ATTEMPTS AND HAVE AN ADVERSE IMPACT ON THE PRICE OF OUR COMMON STOCK.
The Maryland General Corporation Law, our charter, and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of the Company’s directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms and until their successors are duly elected and qualify, and provisions of our charter authorizing our board of directors (all without stockholder approval) to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer, or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT OBJECTIVE, OPERATING POLICIES, AND STRATEGIES WITHOUT PRIOR NOTICE OR STOCKHOLDER APPROVAL.
Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results, and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATED TO OUR INVESTMENTS

OUR INVESTMENTS IN PROSPECTIVE PORTFOLIO COMPANIES MAY BE RISKY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
Equity Investments. We make equity investments primarily in equity securities and equity derivatives (such as options, warrants, rights, etc.) of privately placed venture capital stage technology and alternative energy companies as well as publicly traded micro-cap companies (those with market capitalizations of less than $250 million).  Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value or lose all value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in privately placed technology and clean tech companies involves a number of significant risks, including that private companies generally have limited operating history and are not as well capitalized as public companies. In addition, private company valuations may fluctuate more dramatically than those of public companies and they frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

WE MAY INVEST IN MICRO-CAP PUBLIC COMPANIES AND COMPANIES WE MAY HOPE WILL HAVE SUCCESSFUL INITIAL PUBLIC OFFERINGS.
Although micro-cap companies may have potential for rapid growth, they are subject to wider price fluctuations due to factors inherent in their size, such as lack of management experience and financial resources and limited trade volume and frequency. To make a large sale of securities of micro-cap companies that trade in limited volumes, SVVC may need to sell portfolio holdings at a discount or make a series of small sales over an extended period of time.

We have invested in, and we expect to continue to invest in, companies that we believe are likely to issue securities in initial public offerings (“IPOs”).  Although there is a potential the pre-IPO securities that we buy may increase in value if the company does issue securities in an IPO, IPOs are risky and volatile and may cause the value of our securities to fall dramatically.  Also, because securities of pre-IPO companies are generally not freely or publicly tradeable, we may not have access to purchase securities in these companies in the amounts or at the prices we desire.  Securities issued by these privately-held companies have no trading history, and information about such companies may be available for very limited periods.  The companies that we anticipate holding successful IPOs may not ever issues shares in an IPO and a liquid market for their securities may never develop, which may negatively affect the price at which we can sell any such securities and make it more difficult to sell such securities, which could also adversely affect our liquidity.

WE CURRENTLY HOLD A LARGE PORTION OF OUR ASSETS IN CASH INVESTMENTS.
As of December 31, 2011, a large portion of the Company’s assets (approximately 76%) are invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent management fee expenses exceed interest income on the cash holdings of the Company, the Company may experience losses.

WE EXPECT TO PURCHASE SECURITIES IN IPOS, WHICH INVOLVE SIGNIFICANT RISKS FOR US, AND WE MAY NOT BE ABLE TO PARTICIPATE IN OFFERINGS TO THE EXTENT DESIRED OR AT ALL.
Securities purchased in IPOs are often subject to the general risk associated with investments in companies with smaller market capitalizations, and typically to a heightened degree.  Securities issued in IPOs have no trading history, and information about companies may be available for very limited periods.  In addition, under certain market conditions, a relatively small number of companies may issue securities in IPOs.  Our investment performance during periods when we are unable to invest significantly or at all in IPOs may be lower than during periods when we are able to do so.

IPO securities may be volatile, and we cannot predict whether investments in IPOs will be successful.  If the Company grows in size, the possible positive effects of IPO investments on the Company may decrease.

WE HAVE NOT YET IDENTIFIED ALL OF THE PORTFOLIO COMPANY INVESTMENTS WE INTEND TO ACQUIRE USING THE PROCEEDS OF THIS OFFERING.
The Investment Adviser will select our investments subsequent to the closing of this offering, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares.

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR PORTFOLIO COMPANIES AND HARM OUR OPERATING RESULTS.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may fail or require additional capital investments from us during those periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These events could harm our operating results.

OUR FAILURE TO MAKE FOLLOW-ON INVESTMENTS IN OUR PORTFOLIO COMPANIES COULD IMPAIR THE VALUE OF OUR PORTFOLIO.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage; or
•	exercise warrants, options, or convertible securities that were acquired in the original or subsequent financing.

We have the discretion to make any follow-on investments, subject to the availability of capital resources and the availability of securities in the applicable public company. We may elect not to make follow-on investments in a portfolio company and we may lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

WE FREQUENTLY DO NOT HOLD CONTROLLING EQUITY INTERESTS IN OUR PORTFOLIO COMPANIES AND WE MAY NOT BE IN A POSITION TO EXERCISE CONTROL OVER OUR PORTFOLIO COMPANIES OR TO PREVENT DECISIONS BY MANAGEMENT OF OUR PORTFOLIO COMPANIES THAT COULD DECREASE THE VALUE OF OUR INVESTMENTS.
Although we may do so occasionally, we do not anticipate routinely taking controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

AN INVESTMENT STRATEGY FOCUSED PRIMARILY ON PRIVATELY HELD COMPANIES PRESENTS CERTAIN CHALLENGES, INCLUDING THE LACK OF AVAILABLE INFORMATION ABOUT THESE COMPANIES, A DEPENDENCE ON THE TALENTS AND EFFORTS OF ONLY A FEW KEY PORTFOLIO COMPANY PERSONNEL, AND A GREATER VULNERABILITY TO ECONOMIC DOWNTURNS.
We invest primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of FCM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and a smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

OUR PORTFOLIO COMPANIES MAY ISSUE ADDITIONAL SECURITIES OR INCUR DEBT THAT RANKS EQUAL OR SENIOR TO OUR INVESTMENTS IN SUCH COMPANIES.
We also invest primarily in equity securities issued by our portfolio companies. The portfolio companies may be permitted to issue additional securities or incur other debt that ranks equally with, or senior to, the equity securities in which we invest. By their terms, such other securities (especially if they are debt securities) may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our equity investment in that portfolio company would typically be entitled to receive payment in full before equity investors like us may receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to distribute to us.

WE MAY PURCHASE OR SELL OPTIONS ON SECURITIES AND INDEXES, WHICH MAY EXPOSE US, AND YOUR INVESTMENT IN OUR COMMON STOCK, TO CERTAIN RISKS.
We may on a very limited and incidental basis purchase or sell options on indexes or securities. The use of options has risks and our ability to successfully use these techniques depends on our ability to predict pertinent market movements, which cannot be assured.  The use of options may result in losses greater than if they had not been used, may require us to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security we might otherwise sell.

OUR INVESTMENTS IN FOREIGN SECURITIES MAY INVOLVE SIGNIFICANT RISKS IN ADDITION TO THE RISKS INHERENT IN U.S. INVESTMENTS.
Our investment strategy involves potential investments in equity securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations; political and social instability; expropriation; imposition of foreign taxes; less liquid markets and less available information than is generally the case in the United States; higher transaction costs; less government supervision of exchanges, brokers and issuers; less developed bankruptcy laws; difficulty in enforcing contractual obligations; lack of uniform accounting and auditing standards; and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or, if we do, that such strategies will be effective.

Item 2. Properties
Under the terms of the Investment Management Agreement, Firsthand Capital Management, Inc. is responsible for providing office space to the Company and for the costs associated with providing such space. Our offices are located at 150 Almaden Blvd., Suite 1250, San Jose, CA 95113.

Item 3. Legal Proceedings
We are not currently subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the Nasdaq Global Market under the symbol “SVVC.” The following table sets forth the range of the high and low sales price of the Company’s shares during each quarter during the last fiscal year, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns, or commissions.

2011 Quarter Ending(1)	Low	High
June 30	$12.50	$27.99
September 30	$14.30	$19.00
December 31	$14.25	$16.60

(1)	We began operations on April 18, 2011.

SHAREHOLDERS
As of February 29, 2012, there were approximately 2,536 shareholders of record and approximately 13,600 beneficial owners of the Company’s common stock.

DIVIDENDS

We did not pay a cash dividend or declare a deemed dividend for 2011. For more information about deemed dividends, please refer to the discussion under “Item 1. Business—Subchapter M Status.”

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities during 2011 that were not registered under the Securities Act of 1933.

PERFORMANCE GRAPH
The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2011.

SVVC	$10,000	$7,364	$6,294	$5,628	$5,787	$5,740	$5,424	$5,561	$5,302	$5,305
S&P 500	$10,000	$10,336	$10,219	$10,049	$9,844	$9,310	$8,655	$9,601	$9,580	$9,678
NASDAQ	$10,000	$10,396	$10,271	$10,054	$9,996	$9,368	$8,777	$9,760	$9,547	$9,498

STOCK TRANSFER AGENT

BNY Mellon Shareowner Services, 301 Bellevue Parkway, Wilmington, Delaware 19809 (1.800.331.1710) serves as our transfer agent.

Item 6. Selected Financial Data

The information below was derived from the audited Consolidated Financial Statements included in this report. This information should be read in conjunction with those Consolidated Financial Statements and Supplementary Data and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

Firsthand Technology Value Fund, Inc.
Statement of Assets and Liabilities
DECEMBER 31, 2011

ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$17,041,575
Affiliated issuers at acquisition cost	6,544,002
Total acquisition cost	$23,585,577
Unaffiliated issuers at market value	$12,645,383
Affiliated issuers at market value	2,837,121
Total market value (Note 2 and 6)	15,482,504
Cash*	63,792,414
Segregated cash	4,640,000
Receivable from interest	346,085
Other assets**	55,356
Total Assets	84,316,359

LIABILITIES
Payable to affiliates (Note 4)	432,906
Consulting fee payable	140,441
Accrued expenses and other payables	115,537
Total liabilities	688,884
NET ASSETS	$83,627,475

Net assets consist of:
Common Stock, par value $0.001 per share, 100,000,000 shares authorized	$3,496
Paid-in-capital	92,983,421
Accumulated net realized losses from security transactions and purchased options	(1,256,369)
Net unrealized depreciation on investments and warrants transactions	(8,103,073)
NET ASSETS	$83,627,475

Shares of Common Sock outstanding	3,496,480
Net asset value per share (Note 2)	$23.92

*	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities.
**
Other assets consist of $15,125 prepaid insurance payable; and $40,231 of contingent receivable from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain criteria are met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Operations
PERIOD ENDED DECEMBER 31, 2011 (1)

INVESTMENT INCOME
Unaffiliated interest	27,860
Affiliated interest	278,687
TOTAL INVESTMENT INCOME	306,547

EXPENSES
Investment advisory fees (Note 4)	1,280,623
Administration and accounting fees	62,340
Custody fees	8,793
Transfer agent fees	24,414
Registration and filing fees	11,250
Professional fees	240,371
Printing fees	90,221
Trustees fees	23,700
Other fees	12,525
TOTAL EXPENSES	1,754,237

NET INVESTMENT LOSS	(1,447,690)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Unaffiliated	240,026
Net realized losses from purchased option transactions(2)	(1,496,395)
Net change in unrealized depreciation on investments	(7,467,027)
Net change in unrealized depreciation on warrants transactions(2)	(636,046)
Net Realized and Unrealized Loss on Investments	(9,359,442)

Net Decrease In Net Assets Resulting From Operations	$(10,807,132)
Net Decrease In Net Assets Per Share Resulting from Operations	$(3.09)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2011 Consolidated Financial Statements and notes thereto.

OVERVIEW

We are an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. FCM serves as our investment adviser and manages the investment process on a daily basis.

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equity-related investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80 percent of our total assets for investment purposes in technology companies.  We consider technology companies to be those companies that derive at least 50 percent of their revenues from products and/or services within the information technology sector and in the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we invest at least 70 percent of our assets in privately held companies and public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

Our current focus is on investing in late-stage private companies, particularly those with potential for near-term realizations by way of IPO or acquisition. As of December 31, 2011, we owned 500,000 shares of common stock of Yelp, Inc. and 50,000 shares of Facebook Inc.  On November 17, 2011, Yelp, Inc. filed a registration statement with the SEC in connection with its proposed initial public offering and on February 2, 2012, Facebook Inc. filed a registration statement with the SEC in connection with its proposed initial public offering.

While our primary focus is to invest in illiquid private technology and cleantech companies, we may also invest in micro-cap publicly traded companies. In addition, we may invest up to 30 percent of the portfolio in opportunistic investments that do not constitute the private companies and micro-cap public companies described above. These other investments may include investments in securities of public companies that are actively traded. These other investments may also include investments in high-yield bonds, distressed debt, or securities of public companies that are actively traded; and securities of companies located outside of the United States. Our investment activities are managed by FCM.

RESULTS OF OPERATIONS

We commenced operations in April 2011, so there is no comparable period with which to compare results for the period from April 18, 2011, through December 31, 2011. The following information is for the period from April 18, 2011, through December 31, 2011.

INVESTMENT INCOME
For the fiscal year ended December 31, 2011, we had interest income of $306,547 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $1,754,237 during the fiscal year ended December 31, 2011.

Significant components of operating expenses for the year ended December 31, 2011, were management fee expense of $1,280,623 and professional fees (audit, legal, accounting, and consulting) of $302,711.

NET INVESTMENT LOSS
The net investment loss was $1,447,690 for the fiscal year ended December 31, 2011.

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

During the year ended December 31, 2011, we recognized net realized losses of approximately $1,256,369, primarily from the sale of publicly-traded securities.

Since commencement of operations, net unrealized depreciation on total investments increased by $8,103,073. The net change in unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The following table itemizes the components of the net change in net unrealized depreciation of investments for the year ended December 31, 2011.

Year Ended December 31, 2011
Gross unrealized appreciation on portfolio investments	$258,267
Gross unrealized depreciation on portfolio investments	$(8,361,340)
Net increase in unrealized depreciation on portfolio investments	$(8,103,073)
Federal income tax cost, investments	$23,585,577

INCOME AND EXCISE TAXES
As we intend to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

NET INCREASE IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the fiscal year ended December 31, 2011, the net decrease in net assets resulting from operations totaled $10,807,132. Basic and fully diluted net change in net assets per share for the year ended December 31, 2011 was $(3.09).

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. At the end of the fiscal year ended December 31, 2011, we had investments in the following private companies:

Facebook, Inc.
Facebook, Inc. (“Facebook”) is an online social networking service with 845 million active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections.

At December 31, 2011, our investment in Facebook consisted of 50,000 shares of Class B common stock with a fair value of $1,550,000.

INNOViON Corporation
INNOViON Corporation (“INNOViON”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At December 31, 2011, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of approximately $173,000.

Movius Corporation
Movius Corporation (“Movius”), Atlanta, Georgia, provides unified communications solutions for telecommunications carriers worldwide. Its applications include converged messaging, unified conferencing, and virtual telephony.

At December 31, 2011, our investment in Movius consisted of multiple investments in IP Unity, Inc., a predecessor entity. At December 31, 2011 our investments in IP Unity consisted of 1,932,222 shares of Series C preferred stock, and 193,042 shares of Series E preferred stock, with a combined fair value of $298.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2011, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 901,892 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 37,982 shares of common stock, a $1.25 million par value convertible note, a separate $500,000 par value convertible note, and warrants to purchase 5,000,000 shares of common stock. The notes each bear an annual interest at a rate of 20% and mature in Februray and October of 2012, respectively. At December 31, 2011 the combined fair value of our SiGen securities was approximately $2.8 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At December 31, 2011, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of approximately $868,000.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At December 31, 2011, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $3.1 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2011, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $0.

Yelp Inc.
Yelp operates a social networking website that allows users to search for and post reviews of local businesses. The company derives revenue principally from local business advertisers.

At December 31, 2011, our investment in Yelp consisted of 500,000 shares of common stock with a fair value of $2,925,000.

PUBLIC INVESTMENTS
On December 31, 2011, we had investments in the following public securities:

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, California, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At December 31, 2011, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of approximately $4.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had investments in public and private securities totaling approximately $15.5 million. Also, at December 31, 2011, we had approximately $68.4 million in cash and cash equivalents (including “segregated cash” in escrow pending purchases of securities). We primarily invest cash on hand in interest-bearing deposit accounts. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2011, net assets totaled approximately $83.6 million, with a net asset value per share of $23.92. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

From April 18, 2011, when we commenced operations through December 31, 2011, we made three new investments and two follow-on investments totaling $6,342,500:

•	On May 6, 2011, we invested $500,000 in SoloPower, Inc. in the form of an additional equity interest;
•
On October 13, 2011, we invested $500,000 in Silicon Genesis Corporation in the form of a convertible note. The note has an annual interest rate of 20% and a maturity date of October 13, 2012, and came with a warrant to purchase 5,000,000 shares of common stock;

•	On October 13, 2011 we invested $1,597,500 in Facebook, Inc. in the form of equity interest;
•	On November 3, 2011, we invested $1,000,000 in Skyline Solar, Inc. in the form of equity interest; and
•	On December 6, 2011, we invested $2,745,000 in Yelp, Inc. in the form of equity interest.

SUBSEQUENT EVENTS

On January 13, 2012, we acquired an additional 40,000 shares of Facebook at a cost of approximately $1.2 million.

On January 30, 2012, we acquired an additional 60,000 shares of Facebook at a cost of approximately $1.9 million.

On February 2, 2012, Yelp executed a 1-for-4 reverse stock split of its common stock.

On February 6, 2012, we invested $1,000,000 in Silicon Genesis Corp in the form of a convertible note.  The note has an annual interest rate of 20% and a maturity date of December 31, 2012, and came with a warrant to purchase 3,000,000 shares of common stock.  This new note also extended to December 31, 2012, the maturity dates of two existing notes held by us with face values of $500,000 and $1,250,000.

On February 21, 2012, we acquired an additional 50,000 shares of Facebook at a cost of approximately $1.6 million.

On March 1, 2012, Yelp completed the initial public offering of its common stock at a price of $15.00 per share. The company’s stock commenced trading on the New York Stock Exchange on March 2, 2012 and the closing price on that day was $24.58.

On March 8, 2012, we acquired an additional 330,000 shares of Facebook at a cost of approximately $10.5 million.

On March 20, 2012 we acquired an additional 70,000 shares of Facebook at a cost of approximately $2.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the accompanying statement of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the schedule of investments, as of December 31, 2011, and the related statements of operations, changes in net assets, and cash flows and the financial highlights for the period April 18, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2011, by correspondence with the custodian, issuers and brokers or by other appropriate auditing procedures as deemed necessary. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Firsthand Technology Value Fund, Inc. as of December 31, 2011, and the results of its operations, changes in its net assets, and its cash flows and the financial highlights for the period April 18, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of December 31, 2011, and the related statements of operations, changes in net assets, cash flows and financial highlights for the period April 18, 2011 to December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 15, 2012

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Firsthand Technology Value Fund, Inc.
Statement of Assets and Liabilities
DECEMBER 31, 2011

ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$17,041,575
Affiliated issuers at acquisition cost	6,544,002
Total acquisition cost	$23,585,577
Unaffiliated issuers at market value	$12,645,383
Affiliated issuers at market value	2,837,121
Total market value (Note 2 and 6)	15,482,504
Cash*	63,792,414
Segregated cash	4,640,000
Receivable from interest	346,085
Other assets**	55,356
Total Assets	84,316,359

LIABILITIES
Payable to affiliates (Note 4)	432,906
Consulting fee payable	140,441
Accrued expenses and other payables	115,537
Total liabilities	688,884
NET ASSETS	$83,627,475

Net assets consist of:
Common Stock, par value $0.001 per share, 100,000,000 shares authorized	$3,496
Paid-in-capital	92,983,421
Accumulated net realized losses from security transactions and purchased options	(1,256,369)
Net unrealized depreciation on investments and warrants transactions	(8,103,073)
NET ASSETS	$83,627,475

Shares of Common Sock outstanding	3,496,480
Net asset value per share (Note 2)	$23.92

*	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities.
**
Other assets consist of $15,125 prepaid insurance payable; and $40,231 of contingent receivable from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain criteria is met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
DECEMBER 31, 2011

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
FACEBOOK (1.9%)	Social Networking	Common Stock, Class B *(1)	50,000	$1,550,000

INNOVION CORP. (0.2%)	Services	Preferred Stock - Series A-1 *(1)	324,948	171,995
		Preferred Stock - Series A-2 *(1)	168,804	1,401
		Common Stock *(1)	1	0
				173,396

INTEVAC, INC. (4.8%)	Other Electronics	Common Stock *	545,156	4,034,154

IP UNITY (0.0%)	Networking	Preferred Stock - Series C *(1)	1,932,222	271
		Preferred Stock - Series E *(1)	193,042	27
				298

SILICON GENESIS CORPORATION (3.4%)	Intellectual Property	Preferred Stock -Series 1-C *(1)(2)	82,914	1,368
		Preferred Stock -Series 1-D *(1)(2)	850,830	3,573
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	645,747
		Preferred Stock -Series 1-F *(1)(2)	912,453	142,799
		Common Stock *(1)(2)	901,892	180
		Preferred Stock Warrants - Series 1-E *(1)(2)	94,339	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	4
		Convertible Note (1)(2)	1,250,000	1,492,750
		Matures February 2012
		Interest Rate 20%
		Convertible Note (1)(2)	500,000	550,700
		Matures October 2012
		Interest Rate 20%
		Common Stock Warrant *(1)(2)	5,000,000	0
				2,837,121

SKYLINE SOLAR (1.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	868,016

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2011

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES	VALUE
SOLOPOWER, INC. (3.7%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	$570,800
		Preferred Stock - Series B *(1)	100,205	151,510
		Preferred Stock - Series D *(1)	100,000	471,200
		Preferred Stock - Series E-1 *(1)	190,476	1,383,809
		Common Stock Warrants *(1)	400,000	517,200
				3,094,519

UCT COATINGS (0.0%)	Advanced Materials	Common Stock *(1)	1,500,000	0
		Common Stock Warrants *(1)	136,986	0
		Common Stock Warrants *(1)	2,283	0
		Common Stock Warrants *(1)	33,001	0
				0

YELP, INC. (3.5%)	Social Networking	Common Stock *(1)	500,000	2,925,000

TOTAL INVESTMENTS
(Cost $23,585,577)
— 18.5%				15,482,504

OTHER ASSETS IN EXCESS OF LIABILITIES — 81.5%				68,144,971

NET ASSETS — 100.0%				$83,627,475

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Operations
PERIOD ENDED DECEMBER 31, 2011 (1)

INVESTMENT INCOME
Unaffiliated interest	27,860
Affiliated interest	278,687
TOTAL INVESTMENT INCOME	306,547

EXPENSES
Investment advisory fees (Note 4)	1,280,623
Administration and accounting fees	62,340
Custody fees	8,793
Transfer agent fees	24,414
Registration and filing fees	11,250
Professional fees	240,371
Printing fees	90,221
Trustees fees	23,700
Other fees	12,525
TOTAL EXPENSES	1,754,237

NET INVESTMENT LOSS	(1,447,690)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Unaffiliated	240,026
Net realized losses from purchased option transactions(2)	(1,496,395)
Net change in unrealized depreciation on investments	(7,467,027)
Net change in unrealized depreciation on warrants transactions(2)	(636,046)
Net Realized and Unrealized Loss on Investments	(9,359,442)

Net Decrease In Net Assets Resulting From Operations	$(10,807,132)
Net Decrease In Net Assets Per Share Resulting from Operations	$(3.09)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Cash Flows
PERIOD ENDED DECEMBER 31, 2011 (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(10,807,132)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(9,149,780)
Proceeds from disposition of investments	3,517,093
Proceeds from litigation settlements	80,516
Increase in dividends, interest, and reclaims receivable	(346,085)
Increase in segregated cash	(4,640,000)
Increase in payable to affiliates	432,906
Net realized loss from investments	1,256,369
Increase in other assets	(55,356)
Increase in accrued expenses and other payables	255,978
Net unrealized appreciation/depreciation from investments	8,103,073
Net cash used in operating activities	(11,352,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold (2)	75,144,832
Proceeds from shares redeemed	—
Net cash provided by financing activities	75,144,832

Net change in cash	63,792,414
Cash - beginning of period	—
Cash - end of period	$63,792,414

(1) For the period April 18, 2011 (inception) through December 31, 2011.
(2) Excludes $19,289,775 increase in net assets from securities transferred in through reorganization.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statement of Changes in Net Assets
PERIOD ENDED DECEMBER 31, 2011 (1)

FROM OPERATIONS
Net investment loss	$(1,447,690)
Net realized losses from security transactions and purchased options	(1,256,369)
Net change in unrealized depreciation on investments and warrants transactions	(8,103,073)
Net decrease in net assets from operations	(10,807,132)

FROM COMMON STOCK TRANSACTIONS
Issuance of Common Stock	94,434,607
Payment for shares redeemed	—
Net increase in net assets from Common Stock transactions	94,434,607
TOTAL INCREASE IN NET ASSETS	83,627,475
NET ASSETS
Beginning of period	—
End of period	$83,627,475
Accumulated Net Investment Loss	$—

COMMON STOCK ACTIVITY
Shares issued	3,496,480
Shares redeemed	—
Net increase in shares outstanding	3,496,480
Shares outstanding, beginning of period	—
Shares outstanding, end of period	3,496,480

(1)	For the period April 18, 2011 (inception) through December 31, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period
PERIOD ENDED DECEMBER 31, 2011 (1)

FROM OPERATIONS
Net asset value at beginning of period	$27.01
Income from investment operations:
Net investment loss	(0.41)
Net realized and unrealized gains (losses) on investments	(2.68)
Total from investment operations	(3.09)
Net asset value at end of period	$23.92

Market value at end of period	$14.33

Total return
Based on Net Asset Value	(11.44	%)(A)
Based on Stock Price	(46.95	%)(A)

Net assets at end of period (millions)	$83.63
Ratio of total expenses to average net assets	2.76	%(B)
Ratio of net investment loss to average net assets	(2.28	%)(B)
Portfolio turnover rate	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements (Unaudited)
DECEMBER 31, 2011

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc.  (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011.  Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million.  Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above).  These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On December 31, 2011, our financial statements include venture capital investments valued at $11,448,350.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES.  At December 31, 2011, we held $11,448,350 in restricted securities.

MILESTONE AND CONTINGENT PAYMENTS FROM SALE OF INVESTMENT. As indicated in Note 1, the Company acquired its initial portfolio through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company, which occurred on April 15, 2011.  The assets transferred in the reorganization include a $40,231 contingent receivable originating from the sale of Solaicx, Inc. to MEMC Electronic Materials, Inc. for an initial cash payment plus possible future cash payments if certain milestone and contingent criteria are met.  This milestone payment is valued based on an estimate.  There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the year ended December 31, 2011, the Company earned $27,860 in interest on interest-bearing accounts.  During the year ended December 31, 2011, the Company recorded $278,687 of bridge note interest.

SHARE VALUATION.  The net asset value (“NAV”)  per share of the Fund is calculated by dividing the sum of the value of the securities held by the Fund, plus cash or other assets, minus all liabilities (including estimated accrued expenses) by the total number of shares outstanding of the Fund, rounded to the nearest cent.

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

OPTIONS. The Company is subject to equity price risk in the normal course of pursuing its investment objectives and may enter into options written to hedge against changes in the value of equities. The Company may purchase put and call options to attempt to provide protection against adverse price effects from anticipated changes in prevailing prices of securities or stock indices.  The Company may also write put and call options. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written.

Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or, if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company as writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option.

The market value of the Company’s purchased options as of December 31, 2011 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended December 31, 2011 can be found on the Statement of Operations.

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board has approved a multi-step valuation process to be followed each quarter, as described below:

•
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the management of the Investment Adviser;
•
If the board of directors determines it is appropriate, an independent valuation firm engaged by our board of directors conducts independent appraisals and reviews management’s preliminary valuations and their own independent assessment;

•
The valuation committee of our board of directors reviews the preliminary valuation of the Investment Adviser and that of the independent valuation firm and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•
The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the independent valuation firm, and the valuation committee.

NOTE 4.  Investment Management Fee

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. (“FCM” or the “Adviser”), pursuant to which the Company will pay FCM a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 2.00% of our gross assets.  For services rendered under the Investment Management Agreement, the base management fee will be payable quarterly in arrears.  The base management fee will be calculated based on the average of (1) the value of our gross assets at the end of the current calendar quarter and (2) the value of the Company’s gross assets at the end of the preceding calendar quarter; and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  Base management fees for any partial month or quarter will be pro-rated.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2011, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of 12/31/2011, there were no incentive fees paid or accrued for.

NOTE 5.  DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

NOTE 6. FAIR VALUE

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

Level 3 -
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2011:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Intellectual Property	$—	$—	$180
Other Electronics	4,034,154	—	—
Social Networking	—	—	4,475,000
Total Common Stocks	4,034,154		4,475,180
Preferred Stocks
Intellectual Property	$—	$—	$793,487
Networking	—	—	298
Renewable Energy	—	—	3,445,335
Services	—	—	173,396
Total Preferred Stocks	—	—	4,412,516
Asset Derivatives *
Equity Contracts	$—	$—	$517,204
Total Asset Derivatives	—	—	517,204
Convertible Notes
Intellectual Property	$—	$—	$2,043,450
Total	$4,034,154	$—	$11,448,350

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no significant transfers between Levels 1 and 2 during the period since commencement of operations and ended December 31, 2011.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 4/18/11(1)	NET PURCHASES(2)	NET REALIZED GAINS (LOSSES)(2)	NET UNREALIZED APPRECIATION (DEPRECIATION)(3)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/11
Common Stocks
Advanced Materials	$—	$662,235	$—	$(662,235)	$—	$—
Social Networking	—	4,342,500	—	132,500	—	4,475,000
Intellectual Property	—	169,045	—	(168,865)	—	180
Preferred Stocks
Intellectual Property	—	4,071,014	—	(3,277,527)	—	793,487
Networking	—	298	—	—	—	298
Renewable Energy	—	4,846,714	—	(1,401,379)	—	3,445,335
Services	—	145,829	—	27,567	—	173,396
Asset Derivatives
Equity Contracts	—	1,153,259	(10)	(636,045)	—	517,204
Convertible Bonds
Intellectual Property	—	2,110,753	—	(67,303)	—	2,043,450
Total	$—	$17,501,647	$(10)	$(6,053,287)	$—	$11,448,350

(1)	Commencement of operations.
(2)	There was an expiration of an IP Unity Series E-1 Warrant. It expired on August 4, 2011, resulting in a $10 realized capital loss.
(3)	The net change in unrealized depreciation from Level 3 instruments held as of December 31, 2011 was $(6,053,287).

NOTE 7.  FEDERAL INCOME TAXES

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

TAX TABLES

Reclassification of Capital Accounts
	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(1,447,690)	$1,447,690	$—

As of December 31, 2011, the Fund had short-term capital loss carry forwards for federal income tax purposes in the amount of  $(1,205,178), which do not expire.*

*
On December 22, 2010, President Obama signed into law the Regulated Investment Company Modernization Act of 2010 (the “Act”). The Act updates certain tax rules applicable to regulated investment companies (“RICs”). The various provisions of the Act will generally be effective for RICs with taxable years beginning after December 22, 2010. Under the Modernization Act, new capital losses may now be carried forward indefinitely, and retain the character of the original loss as compared with pre-enactment law where capital losses could be carried forward for eight years, and carried forward as short-term capital losses, irrespective of the character of the original loss.

Components of Distributable Earnings as of 12/31/11
FIRSTHAND TECHNOLOGY VALUE FUND
Net Unrealized Appreciation Depreciation)*	$(8,103,073)
Late Year Short-Term Capital Losses Deferred	(51,191)
Accumulated Capital Loss Carryforward	(1,205,178)
Total Distributable Earnings	$(9,359,442)

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return.  Taxable year ending 2011 remains open to federal and state audit.  As of December 31, 2011, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

NOTE 8.  INVESTMENTS IN AFFILIATES

Under the 1940 Act, issuers 5% or more of whose outstanding voting securities are owned, controlled, or held with power to veto by the Company are affiliates of the Company. A summary of the Company’s investments in affiliates for the period since commencement of operations and ended December 31, 2011, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE	BALANCE AT 4/18/11*	PURCHASES/ MERGER	SALES MATURITY/ EXPIRATION	BALANCE AT 12/31/11	REALIZED GAIN (LOSS)	DIVIDENDS/ INTEREST	VALUE 12/31/11	ACQUISITION COST
Silicon Genesis Corp., Common	—	901,892	—	901,892	$—	$—	$180	$169,045
Silicon Genesis Corp., Convertible Note	—	1,250,000	—	1,250,000	—	256,514	1,492,750	1,610,753
Silicon Genesis Corp., Convertible Note	—	500,000	—	500,000	—	22,173	550,700	500,000
Silicon Genesis Corp., Common Warrant	—	37,982	—	37,982	—	—	4	6,678
Silicon Genesis Corp., Series 1-C	—	82,914	—	82,914	—	—	1,368	109,518
Silicon Genesis Corp., Series 1-D	—	850,830	—	850,830	—	—	3,573	431,901
Silicon Genesis Corp., Series 1-E	—	5,704,480	—	5,704,480	—	—	645,747	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	—	94,339	—	94,339	—	—	—	13,012
Silicon Genesis Corp., Series 1-E Warrant	—	1,257,859	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	—	912,453	—	912,453	—	—	142,799	583,060
Silicon Genesis Corp., Common Stock Warrant	—	5,000,000	—	5,000,000	—	—	—	—
							$2,837,121	$6,544,002
* Commencement of operations.

As of December 31, 2011, Kevin Landis represents the Company and sits on the board of directors of Silicon Genesis Corporation.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011 and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management evaluated as of December 31, 2011 the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which appears on page __ herein.

INHERENT LIMITATIONS OF EFFECTIVENESS OF CONTROLS
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2012 (the “2012 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, a copy of which is posted on our website http://www.firsthandtvf.com.

Our CEO certifies the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2012 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2012 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Policies” and “Fees Paid to Tait, Weller & Baker for 2011” in the 2012 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	33
Statement of Assets and Liabilities as of December 31, 2011	35
Schedule of Investments as of December 31, 2011	36
Statement of Operations as of December 31, 2011	38
Statement of Cash Flows as of December 31, 2011	39
Statement of Changes in Net Assets as of December 31, 2011	40
Financial Highlights	41
Notes to Financial Statements	42

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description
3.1
Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

3.2
Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of Registration statement for closed-end investment companies on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

3.3
Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit (b)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.1
Registrant’s Dividend Reinvestment Plan is incorporated by reference to Exhibit (e) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.2
Form of Investment Management Agreement between Registrant and SiVest Group, Inc. (now known as Firsthand Capital Management, Inc.) is incorporated by reference to Exhibit (g) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.3
Form of Custodian Services Agreement between Registrant and PFPC Trust Company is incorporated by reference to Exhibit (j) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.4
Form of Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(1) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.5	Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is filed herewith.

10.6
Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

14.1	Registrant’s Code of Ethics for Principal Executives and Senior Financial Officers
24.1	Power of Attorney—filed herewith
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002— filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 —filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 21, 2012	By:
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board and Chief Executive Officer	March 21, 2012
Kevin Landis	and Chief Financial Officer

*	Director	March 21, 2012
Greg Burglin

*	Director	March 21, 2012
Rodney Yee

*	Director	March 21, 2012
Kimun Lee

* Signed by Kevin Landis pursuant to powers of attorney filed herewith.

EXHIBIT INDEX

Exhibit
Number	Descriptions
14.1	Registrant’s Code of Ethics for Principal Executives and Senior Financial Officers
24.1	Power of Attorney
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Firsthand Technology Value Fund, Inc. and Firsthand Capital Management, Inc. are committed to protecting the privacy of the shareholders of Firsthand Technology Value Fund, Inc.  This notice describes our privacy policy.

To administer and service your account, we collect nonpublic personal information about you from account applications and other related forms.  We also keep records of your transactions.

We do not disclose any nonpublic personal information about our customers or former customers to anyone, except as permitted by law.  We may share information with Firsthand Capital Management, Inc. and the Firsthand families of companies in the course of providing or offering products and services to best meet your investing needs. We may also share information with our service providers (such as the Fund’s transfer agent) in order for them to process your requests and transactions.  We prohibit our service providers from using the information that they receive from us for any purpose other than to provide service for your account.

We designed our privacy policy to protect your personal information.  At Firsthand, access to such information is limited to those who need it to perform their duties, such as servicing your account, resolving problems, or informing you of new products or services. We maintain physical, electronic, and procedural safeguards that comply with federal privacy standards to guard your nonpublic information.

For stockholder inquiries, registered stockholders should call 1.800.331.1710. For general inquiries, please call
1.800.976.8776; or visit us on the web at http://www.firsthandtvf.com.