Form 10-Q
period 2012-03-31
Firsthand Technology Value Fund, Inc.
filed 2012-05-15
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2012 or

[ ]	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Exact Name of Registrant as Specified in Charter)

MARYLAND	77-6100553
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No)

150 Almaden Boulevard, Suite 1250
San Jose, California	95113
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 886-7096

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer

[X] Non-accelerated Filer (Do not check if smaller reporting company)	[ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes                      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2012
Common Stock, $0.001 par value per share	8,556,480

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
Statement of Assets and Liabilities as of March 31, 2012 (Unaudited), and December 31, 2011		2
Statement of Operations (Unaudited) for the Three Months Ended March 31, 2012		3
Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012		4
Statement of Changes in Net Assets for the Three Months Ended March 31, 2012 (Unaudited) and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011		5
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2012 (Unaudited) and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011		6
Schedule of Investments (Unaudited) as of March 31, 2012		7
Notes To Financial Statements (Unaudited)		9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Firsthand Technology Value Fund, Inc.
Statement of Assets and Liabilities

	AS OF MARCH 31, 2012 (UNAUDITED)	AS OF DECEMBER 31, 2011
ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$36,361,576	$17,041,575
Affiliated issuers at acquisition cost	7,544,002	6,544,002
Total acquisition cost	$43,905,578	$23,585,577
Unaffiliated issuers at market value	$35,278,433	$12,645,383
Affiliated issuers at market value	3,210,093	2,837,121
Total market value (Note 7)	38,488,526	15,482,504
Cash*	45,190,270	63,792,414
Segregated cash	2,358,112	4,640,000
Receivable from interest	482,690	346,085
Deferred offering costs	55,000	—
Other assets **	38,753	55,356
Total Assets	86,613,351	84,316,359
LIABILITIES
Payable to affiliates (Note 5)	425,580	432,906
Consulting fee payable	106,000	140,441
Offering cost payable	55,000	—
Accrued expenses and other payables	163,024	115,537
Total Liabilities	749,604	688,884
NET ASSETS	$85,863,747	$83,627,475

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$3,496	$3,496
Paid-in-capital	92,983,421	92,983,421
Accumulated net investment loss	(437,256)	—
Accumulated net realized losses from security transactions and purchased options	(1,256,369)	(1,256,369)
Net unrealized depreciation on investments and other assets	(5,429,545)	(8,103,073)
NET ASSETS	$85,863,747	$83,627,475

Shares of Common Stock outstanding	3,496,480	3,496,480
Net asset value per share (Note 3)	$24.56	$23.92

*	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities.
**
For the periods ended March 31, 2012 and December 31, 2011, other assets consists of $11,015 and $15,125 prepaid insurance payable; and $27,738 and $40,231, respectively of contingent receivable from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain criteria are met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.
Statement of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

INVESTMENT INCOME
Unaffiliated interest	$2,966
Affiliated interest	136,606
TOTAL INVESTMENT INCOME	139,572

EXPENSES
Investment advisory fees (Note 5)	424,994
Administration and accounting fees	21,780
Custody fees	1,682
Transfer agent fees	7,157
Registration and filing fees	3,848
Professional fees	82,598
Printing fees	19,269
Trustees fees	8,056
Other fees	7,444
TOTAL EXPENSES	576,828

NET INVESTMENT LOSS	(437,256)

Net Realized and Unrealized Gain on Investments:
Net change in unrealized depreciation on other assets	(12,493)
Net change in unrealized appreciation on investments	2,944,461
Net change in unrealized depreciation on warrants transactions (1)	(258,440)
Net Realized and Unrealized Gain on Investments	2,673,528

Net Increase In Net Assets Resulting From Operations	$2,236,272
Net Increase In Net Assets Per Share Resulting From Operations	$0.64

(1)	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Form 10-Q

Firsthand Technology Value Fund, Inc.
Statement of Cash Flows

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in Net Assets resulting from operations	$2,236,272

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(20,320,001)
Increase in deferred offering costs	(55,000)
Increase in dividends, interest, and reclaims receivable	(136,605)
Decrease in segregated cash	2,281,888
Decrease in payable to affiliates	(7,326)
Decrease in other assets	4,110
Increase in offering costs payable	55,000
Increase in accrued expenses and other payables	13,046
Net unrealized appreciation/depreciation from investments and other assets	(2,673,528)

Net cash used in operating activities	(18,602,144)

Net change in cash	(18,602,144)
Cash - beginning of period	63,792,414
Cash - end of period	$45,190,270

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.
Statement of Changes in Net Assets

	THREE MONTHS ENDED AS OF MARCH 31, 2012 (UNAUDITED)	PERIOD ENDED AS OF DECEMBER 31, 2011 (1)

FROM OPERATIONS
Net investment loss	$(437,256)	$(1,447,690)
Net realized losses from security transactions and purchased options	—	(1,256,369)
Net change in unrealized appreciation (depreciation) on investments, other assets and warrants transactions	2,673,528	(8,103,073)
Net increase (decrease) in net assets from operations	2,236,272	(10,807,132)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock	—	94,434,607
Net increase in net assets from capital share transactions	—	94,434,607
TOTAL INCREASE IN NET ASSETS	2,236,272	83,627,475

NET ASSETS:
Beginning of period	83,627,475	—
End of period	$85,863,747	$83,627,475
Accumulated Net Investment (Loss)	$(437,256)	$—

COMMON STOCK ACTIVITY:
Shares issued	—	3,496,480
Net increase in shares outstanding	—	3,496,480
Shares outstanding, beginning of period	3,496,480	—
Shares outstanding, end of period	3,496,480	3,496,480

(1)	For the period April 18, 2011 (inception) through December 31, 2011.

See accompanying notes to financial statements

Form 10-Q

Firsthand Technology Value Fund, Inc.
Selected Per Share Data and Ratios

	THREE MONTHS ENDED AS OF MARCH 31, 2012 (UNAUDITED)		PERIOD ENDED AS OF DECEMBER 31, 2011 (1)

Net asset value at beginning of period	$23.92		$27.01
Income from investment operations:
Net investment loss	(0.13)		(0.41)
Net realized and unrealized gains (losses) on investments	0.77		(2.68)
Total from investment operations	0.64		(3.09)
Net asset value at end of period	$24.56		$23.92

Market value at end of period	$39.50		$14.33

Total return
Based on Net Asset Value	2.68	%(A)	(11.44	)%(A)
Based on Stock Price	175.65	%(A)	(46.95	)%(A)

Net assets at end of period (millions)	$85.9		$83.6

Ratio of total expenses to average net assets	2.70	%(B)	2.76	%(B)
Ratio of net investment loss average net assets	(2.05	)%(B)	(2.28	%)(B)
Portfolio turnover rate	0	%(A)	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.
Schedule of Investments
MARCH 31, 2012 (UNAUDITED)

PORTFOLIO COMPANY			SHARES/
(% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	PAR VALUE ($)	VALUE
FACEBOOK (26.7%)	Social Networking	Common Stock, Class B *(1)	600,000	$22,917,961

INNOVION CORP. (0.2%)	Services	Preferred Stock - Series A-1 *(1)	324,948	146,291
		Preferred Stock - Series A-2 *(1)	168,804	338
		Common Stock *(1)	1	0
				146,629

INTEVAC, INC. (5.4%)	Other Electronics	Common Stock *	545,156	4,633,826

IP UNITY (0.0%)	Networking	Preferred Stock - Series C *(1)	1,932,222	271
		Preferred Stock - Series E *(1)	193,042	27
				298
SILICON GENESIS CORPORATION (3.7%)	Intellectual Property	Preferred Stock -Series 1-C *(1)(2)	82,914	0
		Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	53,622
		Preferred Stock - Series 1-F *(1)(2)	912,453	11,771
		Common Stock *(1)(2)	901,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	94,339	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	500,000	583,750
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,000,000	1,157,700
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,250,000	1,403,250
				3,210,093

SKYLINE SOLAR (0.9%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	774,127

See accompanying notes to financial statements

Form 10-Q

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
MARCH 31, 2012 (UNAUDITED)

PORTFOLIO COMPANY			SHARES/
(% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	PAR VALUE ($)	VALUE
SOLARCITY CORPORATION (2.3%)	Renewable Energy	Common Stock *(1)	120,000	$1,980,000

SOLOPOWER, INC. (2.3%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	310,320
		Preferred Stock - Series B *(1)	100,205	84,613
		Preferred Stock - Series D *(1)	100,000	328,000
		Preferred Stock - Series E-1 *(1)	190,476	986,837
		Common Stock Warrants *(1)	400,000	258,760
				1,968,530

UCT COATINGS (0.0%)	Advanced Materials	Common Stock *(1)	1,500,000	0
		Common Stock Warrants *(1)	136,986	0
		Common Stock Warrants *(1)	2,283	0
		Common Stock Warrants *(1)	33,001	0
				0

YELP, INC. (3.3%)	Social Networking	Common Stock *(1)	125,000	2,857,062

TOTAL INVESTMENTS (COST $43,905,578) — 44.8%				38,488,526
OTHER ASSETS IN EXCESS OF LIABILITIES — 55.2%				47,375,221

NET ASSETS — 100.0%				$85,863,747

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
MARCH 31, 2012 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc.  (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired most of its existing portfolio securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011.  Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the so-called “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our assets in private venture capital companies and in public companies with market capitalizations less than $250 million.  We anticipate that our portfolio will be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above), both private venture capital-stage companies as well as publicly-traded companies.  We expect that these investments will normally range between $1 million and $10 million each, although this investment size will vary proportionately with the size of the Company’s capital base. During the first year of the Company’s operation, however, the Company’s assets may be substantially invested in cash or cash equivalents. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

NOTE 2.  INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information.  Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP.  In the opinion of management, these interim financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  The results of operations for any interim period are not necessarily indicative of the results for the full year.  The Company filed its first Annual Report on Form 10-K for the period April 18, 2011, through December 31, 2011, on March 28, 2012. These quarterly financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the period ended December 31, 2011.

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On March 31, 2012, our financial statements include venture capital investments valued at $30,997,638.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

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

RESTRICTED FUNDS.  On March 31, 2012, we held $33,854,700 in “Restricted securities.”

MILESTONE AND CONTINGENT PAYMENTS FROM SALE OF INVESTMENT. As indicated in Note 1, the Company acquired most of its existing portfolio through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company, which occurred on April 15, 2011.  The assets transferred in the reorganization include a contingent receivable originating from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain milestone and contingent criteria are met.  This milestone payment (as of March 31, 2012 valued at $27,738) is valued based on an estimate.  There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended March 31, 2012, the Company earned $2,966 in interest on interest-bearing accounts.  During the quarter ended March 31, 2012, the Company recorded $136,606 of bridge note interest.

Firsthand Technology Value Fund, Inc.

SHARE VALUATION. The net asset value (“NAV”) per share of the Company is calculated by dividing the sum of the value of the securities held by the Company, plus cash or other assets, minus all liabilities (including estimated accrued expenses) by the total number of shares outstanding of the Company, rounded to the nearest cent.

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

The market value of the Company’s purchased options as of March 31, 2012 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended March 31, 2012 can be found on the Statement of Operations.

Form 10-Q

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

Firsthand Technology Value Fund, Inc.

(4)
at each quarterly Board meeting, the Board considers the valuations recommended by the Adviser Valuation Committee and the independent valuation firm that were previously submitted to the Valuation Committee of the Board and ratifies the fair value determinations made by the Valuation Committee of the Board.

NOTE 5.  INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with SiVest Group, Inc. (“SiVest,” or the “Adviser”), pursuant to which the Company will pay SiVest a fee for providing investment management services consisting of two components—a base management fee and an incentive fee. Effective January 1, 2012, SiVest changed its name to Firsthand Capital Management, Inc.

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

Form 10-Q

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

Firsthand Technology Value Fund, Inc.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2012:

Form 10-Q

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Other Electronics	$4,633,826	$—	$—
Renewable Energy	—	—	1,980,000
Social Networking	—	—	25,775,023
Total Common Stocks	4,633,826	—	27,755,023
Preferred Stocks
Intellectual Property	$—	$—	$65,393
Networking	—	—	298
Renewable Energy	—	—	2,483,897
Services	—	—	146,629
Total Preferred Stocks	—	—	2,696,217
Asset Derivatives *
Equity Contracts	$—	$—	$258,760
Total Asset Derivatives	—	—	258,760
Convertible Notes
Intellectual Property	$—	$—	$3,144,700
Total	$4,633,826	$—	$33,854,700

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no significant transfers between Levels 1 and 2 during the period since commencement of operations and ended March 31, 2012.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

Firsthand Technology Value Fund, Inc.

INVESTMENTS AT
FAIR VALUE USING			NET	NET
SIGNIFICANT	BALANCE		REALIZED	UNREALIZED	TRANSFERS	BALANCE
UNOBSERVABLE	AS OF	NET	GAINS	APPRECIATION	IN (OUT) OF	AS OF
INPUTS (LEVEL 3)	12/31/11	PURCHASES(1)	(LOSSES)(2)	(DEPRECIATION)	LEVEL 3	3/31/12
Common Stocks
Intellectual Property	$180	$—	$—	$(180)	$—	$—
Renewable Energy	—	1,980,000	—	—	—	1,980,000
Social Networking	4,475,000	17,340,000	—	3,960,023	—	25,775,023
Preferred Stocks
Intellectual Property	793,487	—	—	(728,094)	—	65,393
Networking	298	—	—	—	—	298
Renewable Energy	3,445,335	—	—	(961,438)	—	2,483,897
Services	173,396	—	—	(26,767)	—	146,629
Asset Derivatives
Equity Contracts	517,204	—	—	(258,444)	—	258,760
Convertible Bonds
Intellectual Property	2,043,450	1,000,000	—	101,250	—	3,144,700
Total	$11,448,350	$20,320,000	$—	$2,086,350	$—	$33,854,700

(1)	There were no sales for the three months ended 3/31/12.
(2)	The net change in unrealized appreciation from Level 3 instruments held as of March 31, 2012 was $2,086,350.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT	VALUATION	UNOBSERVABLE	RANGE
	3/31/12	TECHNIQUES	INPUTS	(WEIGHTED AVG.)
Direct venture capital	$0.1M	Market Comparable	EBITDA Multiple	3.5x - 4.5x
investments: Services		Companies	Discount for Lack of Marketability	15.0% - 20.0%

Direct venture capital	$25.8M	Market Comparable	Revenue Multiple	21.0x - 23.0x
investments: Social Networking		Companies	EBITDA Multiple	36.0x - 39.0x
			Discount for Lack of Marketability	5.0% - 15.0%

Direct venture capital	$3.2M	Market Comparable	Revenue Multiple	0.30x - 0.60x
investments: Intellectual		Companies	Discount for Lack of Marketability	0.0% - 5.0%
Property

Direct venture capital	$2.7M	Prior Transaction	Volatility	75.0% - 90.0%
investments: Renewable Energy		Analysis	Risk-Free Rate	0.110% - 0.420%
			Discount for Lack of Marketability	0.0% - 5.0%

Form 10-Q

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

NOTE 9.  INVESTMENTS IN AFFILIATES

Under the 1940 Act, issuers 5% or more of whose outstanding voting securities are owned, controlled, or held with power to veto by the Company are affiliates of the Company. A summary of the Company’s investments in affiliates for the period since December 31, 2011, and ended March 31, 2012, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE	BALANCE AT 12/31/11	PURCHASES/ MERGER	SALES MATURITY/ EXPIRATION	BALANCE AT 3/31/12	REALIZED GAIN (LOSS)	DIVIDENDS/ INTEREST	VALUE 3/31/12	ACQUISITION COST
Silicon Genesis Corp., Common	901,892	—	—	901,892	$—	$—	$—	$169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	79,791	1,403,250	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	26,408	583,750	500,000
Silicon Genesis Corp., Convertible Note	—	1,000,000	—	1,000,000	—	30,407	1,157,700	1,000,000
Silicon Genesis Corp., Common Warrant	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant	—	3,000,000	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	53,622	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	—	94,339	—	—	—	13 012
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	11,771	583,060
							$3,210,093	$7,544,002

Firsthand Technology Value Fund, Inc.

As of March 31, 2012, Kevin Landis represents the Company and sits on the board of directors of Silicon Genesis Corporation.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 10.  SUBSEQUENT EVENTS

We issued 4,400,000 shares of our common stock on April 19, 2012 at an offering price of $27.00 per share.  The gross proceeds raised were $118,800,000. The net proceeds received were $111,078,000. The underwriting fees were $7,722,000.  The offering expenses are estimated to be approximately $210,000, which includes $55,000 of offering expenses that were accrued as of March 31, 2012.

The underwriters exercised their over-allotment option on May 11, 2012, purchasing an additional 660,000 shares of common stock at an offering price of $27.00 per share.  The gross proceeds of the transaction were $17,820,000.  The net proceeds, after deducting underwriting discounts and commissions of $1,158,300, were $16,661,700.

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

Form 10-Q

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

OVERVIEW
We are an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we intend to elect to be treated as a RIC under Subchapter M of the Code and to qualify annually thereafter.

Our investment objective is to seek long-term growth of capital. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we will invest at least 80% of our total assets for investment purposes in technology companies. We consider technology companies to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector and in the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, social networking, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and public companies with market capitalizations less than $250 million. We anticipate that our portfolio will be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). We expect that these investments will range between $1 million and $10 million each, although this investment size will vary proportionately with the size of our capital base.

While our primary focus is to invest in illiquid private technology and cleantech companies, we may also invest in micro-cap publicly traded companies. In addition, we may invest up to 30% of the portfolio in opportunistic investments that do not constitute the private companies and small public companies described above. These other investments may include investments in securities of public companies that are actively traded. These other investments may also include investments in high-yield bonds, distressed debt or securities of public companies that are actively traded, and securities of companies located outside of the United States.

Firsthand Technology Value Fund, Inc.

RESULTS OF OPERATIONS
We commenced operations in April 2011, so there is no comparable period with which to compare results for the period from January 1, 2012 through March 31, 2012. The following information is for the three-month period ended March 31, 2012.

INVESTMENT INCOME
Interest income totaled $139,572 for the quarter ended March 31, 2012. The interest income is primarily attributable to interest accrued on a convertible note investments with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $576,828 during the quarter ended March 31, 2012.

Significant components of operating expenses for the quarter ended March 31, 2012 were management fee expense of $424,994 and professional fees (audit, legal, accounting, and consulting) of $104,378.

NET INVESTMENT INCOME BEFORE INVESTMENT GAINS AND LOSSES
The net investment loss was $437,256 for the quarter ended March 31, 2012.

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

During the quarter ended March 31, 2012, there were no recognized net realized gains/(losses) from the sale of  securities.

During the quarter ended March 31, 2012, net unrealized depreciation on total investments and other assets decreased by $2,673,528. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily comprised of an increase in the fair value of our portfolio companies, notably Facebook.  A summary of the net realized and unrealized loss on investments for the three-month period ended March 31, 2012 is shown below.

THREE MONTHS ENDED MARCH 31, 2012
Realized losses	$—
Net change in unrealized depreciation on investments	2,673,528
Net realized and unrealized loss on investments	2,673,528

The following table itemizes the change in net unrealized depreciation of investments as of March 31, 2012:

Gross unrealized appreciation on portfolio investments	$4,335,179
Gross unrealized depreciation on portfolio investments	(9,764,724)
Net unrealized depreciation on portfolio investments	(5,429,545)

Form 10-Q

INCOME AND EXCISE TAXES
As we intend to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes. The Company recognizes interest and penalties in income tax expense.

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the quarter ended March 31, 2012, the net increase in net assets resulting from operations totaled $2,236,272. Basic and fully-diluted net change in net assets per share for the quarter ended March 31, 2012 was $0.64.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 2012, we had investments in public and private securities totaling approximately $38.5 million. Also, at March 31, 2012, we had approximately $45.2 million in cash and cash equivalents. We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of March 31, 2012, net assets totaled approximately $85.9 million, with a net asset value per share of $24.56. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. During the quarter ended March 31, 2012, we had investments in the following private companies:

Facebook
Facebook, Inc. (“Facebook”) is an online social networking service with 845 million active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections.

At March 31, 2012, our investment in Facebook consisted of 600,000 shares of common stock with a combined fair value of $22,917,961.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At March 31, 2012, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $146,629.

Firsthand Technology Value Fund, Inc.

Movius Corporation
Movius Corporation (“Movius”), Atlanta , Georgia, provides unified communications solutions for telecommunications carriers worldwide. Its applications include converged messaging, unified conferencing, and virtual telephony.

At March 31, 2012, our investment in Movius consisted of multiple investments in IP Unity, Inc., a predecessor entity. At March 31, 2012, our investments in IP Unity consisted of 1,932,222 shares of Series C preferred stock, and 193,042 shares of Series E preferred stock, with a combined fair value of $298.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At March 31, 2012, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 901,892 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, and a $1.0 million par value note. The notes each bear annual interest at a rate of 20% and mature on December 31, 2012. At March 31, 2012 the combined fair value of our SiGen securities was approximately $3.2 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At March 31, 2012, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $774,127.

SolarCity Corp.
SolarCity Corp. (“SolarCity”), San Mateo, CA, is a leading installer of commercial and residential solar photovoltaic systems.

At March 31, 2012, our investment in SolarCity consisted of 120,000 shares of common stock, with a fair value of approximately $2.0 million.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At March 31, 2012, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $2.0 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

Form 10-Q

At March 31, 2012, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $0.

PUBLIC INVESTMENTS
On March 31, 2012, we had investments in the following public securities:

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At March 31, 2012, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of approximately $4.6 million.

Yelp, Inc.
Yelp, Inc. (“Yelp”), San Francsico, CA, operates a social networking website that allows users to search for and post review of local businesses. The company derives revenue principally from local business advertisers.

At March 31, 2012, our investment in Yelp consisted of 125,000 shares of common stock with an aggregate market value of approximately $2.9 million.

SUBSEQUENT INVESTMENTS
Subsequent to the close of the financial quarter on March 31, 2012, we made a number of additional investments.

On April 9, 2012, we acquired 54,127 shares of Gilt Groupe at a cost of approximately $1.4 million.

On April 18, 2012, we acquired 34,714 shares of Gilt Groupe at a cost of approximately $0.9 million.

On May 1, 2012, we acquired 100,000 shares of Twitter at a cost of approximately $1.8 million.

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

Firsthand Technology Value Fund, Inc.

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

CASH INVESTMENTS RISK
The Company commenced operations in April 2011.  Therefore, as of March 31, 2012, a large portion of the Company’s assets (approximately 53%) are invested in cash and/or cash equivalents, which are expected to earn low yields.  Given the current low interest rate environment, to the extent management fee expenses exceed interest income on the cash holdings of the Company, the Company may experience losses.

Form 10-Q

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Firsthand Technology Value Fund, Inc.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our current Registration Statement on Form N-2, as amended and supplemented, which could materially affect our business, financial condition, and/or operating results. As of March 31, 2012, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our current Registration Statement on Form N-2. The risks described in our Registration Statement on Form N-2 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

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

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: May 15, 2012
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