Form 10-Q
period 2012-06-30
Firsthand Technology Value Fund, Inc.
filed 2012-08-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2012 or

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

[ ]	Large Accelerated Filer	[ ]	Accelerated Filer
[X]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock, $0.001 par value per share	8,556,480

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of June 30, 2012 (Unaudited), and December 31, 2011	2
	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2012, for the Period April 18, 2011 (commencement of operations) to June 30, 2011, for the Six Months Ended June 30, 2012 and for the period April 18, 2011 (commencement of operations) to June 30, 2011	3
	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012, and for the Period April 18, 2011 (commencement of operations) to June 30, 2011	4
	Statements of Changes in Net Assets for the Six Months Ended June 30, 2012 (Unaudited) and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	5
	Selected Per Share Data and Ratios for the Three Months Ended June 30, 2012 (Unaudited) and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of June 30, 2012	7
	Notes To Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF JUNE 30, 2012 (UNAUDITED)	AS OF DECEMBER 31, 2011

ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$45,439,507	$17,041,575
Affiliated issuers at acquisition cost	7,544,002	6,544,002
Total acquisition cost	$52,983,509	$23,585,577
Unaffiliated issuers at market value	$35,349,889	$12,645,383
Affiliated issuers at market value	2,166,696	2,837,121
Total market value* (Note 7)	37,516,585	15,482,504
Cash**	165,215,021	63,792,414
Segregated cash	—	4,640,000
Receivable from interest	646,589	346,085
Other assets ***	59,106	55,356
Total Assets	203,437,301	84,316,359
LIABILITIES
Payable for securities purchased	18,791
Payable to affiliates (Note 5)	855,222	432,906
Consulting fee payable	—	140,441
Offering cost payable	13,547	—
Accrued expenses and other payables	108,028	115,537
Total Liabilities	995,588	688,884
NET ASSETS	$202,441,713	$83,627,475

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$3,496
Paid-in-capital	220,461,166	92,983,421
Accumulated net investment loss	(1,298,703)	—
Accumulated net realized losses from security transactions	(1,249,889)	(1,256,369)
Net unrealized depreciation on other assets, investments, warrants transactions and purchased options	(15,479,417)	(8,103,073)
NET ASSETS	$202,441,713	$83,627,475

Shares of Common Stock outstanding	8,556,480	3,496,480
Net asset value per share (Note 3)	$23.66	$23.92

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities.
***
For the periods ended June 30, 2012 and December 31, 2011, other assets consist of $6,885 and $15,125 prepaid insurance payable; $24,483 and $0 prepaid expense; and $27,738 and $40,231 of contingent receivable, respectively from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain criteria are met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD ENDED JUNE 30, 2011(1)	FOR THE SIX MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD ENDED JUNE 30, 20111

INVESTMENT INCOME
Unaffiliated interest	$2,376	$5,203	$5,342	$5,203
Affiliated interest	163,899	47,397	300,505	47,397
TOTAL INVESTMENT INCOME	166,275	52,600	305,847	52,600

EXPENSES
Investment advisory fees (Note 5)	855,190	393,351	1,280,184	393,351
Administration and accounting fees	23,760	21,450	45,540	21,450
Custody fees	1,448	3,000	3,130	3,000
Transfer agent fees	11,903	15,033	19,060	15,033
Registration and filing fees	4,517	–	8,365	–
Professional fees	68,902	75,467	151,500	75,467
Printing fees	5,796	10,370	25,065	10,370
Trustees fees	14,083	9,854	22,139	9,854
Other fees	42,123	641	49,567	641
TOTAL NET EXPENSES	1,027,722	529,166	1,604,550	529,166
NET INVESTMENT LOSS	(861,447)	(476,566)	(1,298,703)	(476,566)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions Non-affiliated	6,482	177,693	6,482	177,693
Net realized losses on foreign currency	(2)	–	(2)	–
Net change in unrealized depreciation on other assets	–	–	(12,493)	–
Net change in unrealized depreciation on investments	(10,008,493)	(1,577,522)	(7,064,032)	(1,577,522)
Net change in unrealized depreciation on warrants transactions(2)	(55,484)	–	(313,924)	–
Net change in unrealized appreciation on purchased options(2)	14,105	–	14,105	–
Net Realized and Unrealized Loss on Investments	(10,043,392)	(1,399,829)	(7,369,864)	(1,399,829)

Net Decrease In Net Assets Resulting From Operations	$(10,904,839)	$(1,876,395)	$(8,668,567)	$(1,876,395)
Net Decrease In Net Assets Per Share Resulting From Operations (3)	$(1.54)	$(0.54)	$(1.65)	$(0.54)

(1)	For the Period April 18, 2011 (inception) through June 30, 2011.
(2)	Primary risk exposure is equity contracts.
(3)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)	FOR THE PERIOD ENDED JUNE 30, 20111 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(8,668,567)	$(1,876,395)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(29,261,037)	(19,789,775)
Proceeds from disposition of investments	—	2,189,144
Investment in purchased options	(136,895)	—
Proceeds from litigation claim	6,480	35,237
Increase in dividends, interest, and reclaims receivable	(300,504)	(114,795)
Decrease in segregated cash	4,640,000	—
Increase in payable to affiliates	422,316	491,901
Increase in payable for securities purchased	18,791	—
Net realized gain (loss) from investments	(6,480)	(177,693)
Increase in other assets	(16,243)	(41,124)
Increase in offering costs payable	13,547	—
Decrease in accrued expenses and other payables	(147,950)	—
Net unrealized appreciation/depreciation from investments and other assets	7,376,344	1,577,522
Net cash used in operating activities	(26,060,198)	(17,705,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	127,482,805	94,434,607
Net cash provided by financing activities	127,482,805	94,434,607

Net change in cash	101,422,607	76,728,629
Cash - beginning of period	63,792,414	—
Cash - end of period	$165,215,021	$76,728,629

(1)	For the period April 18, 2011 (inception) through June 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)

FROM OPERATIONS
Net investment loss	$(1,298,703)	$(1,447,690)
Net realized gains (losses) from security transactions, and foreign currency	6,480	(1,256,369)
Net change in unrealized depreciation on other assets, investments, warrants transactions and purchased options	(7,376,344)	(8,103,073)
Net decrease in net assets from operations	(8,668,567)	(10,807,132)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock(2)	127,482,805	94,434,607
Net increase in net assets from capital share transactions	127,482,805	94,434,607
TOTAL INCREASE IN NET ASSETS	118,814,238	83,627,475

NET ASSETS:
Beginning of period	83,627,475	—
End of period	$202,441,713	$83,627,475
Accumulated Net Investment (Loss)	$(1,298,703)	$—

COMMON STOCK ACTIVITY:
Shares issued	5,060,000	3,496,480
Net increase in shares outstanding	5,060,000	3,496,480
Shares outstanding, beginning of period	3,496,480	—
Shares outstanding, end of period	8,556,480	3,496,480

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Selected Per Share Data and Ratios

	FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)		FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$23.92		$27.01
Income from investment operations:
Net investment loss	(0.15)		(0.41)
Net realized and unrealized gains (losses) on investments	(0.49)		(2.68)
Total from investment operations	(0.64)		(3.09)
Premiums from shares sold in offerings	0.38		—
Net asset value at end of period	$23.66		$23.92

Market value at end of period	$17.66		$14.33

Total return
Based on Net Asset Value	(1.09	)%(a)	(11.44	)%(a)
Based on Stock Price	23.24	%(a)	(46.95	)%(a)

Net assets at end of period (millions)	$202.4		$83.63

Ratio of total expenses to average net assets	2.82	%(b)	2.76	%(b)
Ratio of net investment loss average net assets	(2.28	)%(b)	(2.28	%)(b)
Portfolio turnover rate	0	%(a)	18	%(a)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
JUNE 30, 2012 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
FACEBOOK (7.8%)	Social Networking	Common Stock, Class A *(1)	600,000	$15,861,000

GILT GROUPE (1.0%)	Internet	Common Stock *(1)	88,841	1,910,082

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	209,559
		Preferred Stock - Series A-2 *(1)	168,804	32,731
		Common Stock *(1)	1	0
				242,290

INTEVAC, INC. (2.0%)	Other Electronics	Common Stock *	545,156	4,099,573

IP UNITY (0.0%)	Networking	Preferred Stock - Series C *(1)	1,932,222	271
		Preferred Stock - Series E *(1)	193,042	27
				298
SILICON GENESIS CORPORATION (1.1%)	Intellectual Property	Preferred Stock -Series 1-C *(1)(2)	82,914	0
		Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	29,093
		Preferred Stock - Series 1-F *(1)(2)	912,453	6,478
		Common Stock *(1)(2)	911,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	94,339	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Convertible Note (1)(2) Matures October 2012 Interest Rate 20%	500,000	398,050
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,000,000	808,700
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,250,000	924,375
				2,166,696

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2012 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	SHARES/INDUSTRY	TYPE OF INVESTMENT	CONTRACTS	VALUE
SKYLINE SOLAR (0.3%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	$651,270

SOLARCITY CORPORATION (3.3%)	Renewable Energy	Common Stock *(1)	426,300	6,696,789

SOLOPOWER, INC. (0.6%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	242,760
		Preferred Stock - Series B *(1)	100,205	67,388
		Preferred Stock - Series D *(1)	100,000	189,120
		Preferred Stock - Series E-1 *(1)	190,476	476,914
		Common Stock Warrants *(1)	400,000	203,280
				1,179,462

TWITTER, INC (1.0%)	Social Networking	Common Stock *(1)	100,000	2,001,000

UCT COATINGS (0.0%)	Advanced Materials	Common Stock *(1)	1,500,000	0
		Common Stock Warrants *(1)	136,986	0
		Common Stock Warrants *(1)	2,283	0
		Common Stock Warrants *(1)	33,001	0
				0

YELP, INC. (1.3%)	Social Networking	Purchased Call Options, Expiring August 18, 2012, Strike Price $23.00	1,000	151,000
		Common Stock *(1)	125,000	2,557,125
				2,708,125
TOTAL INVESTMENTS (COST $52,983,509) —18.5%				37,516,585
OTHER ASSETS IN EXCESS OF LIABILITIES —81.5%				164,925,128

NET ASSETS — 100.0%				$202,441,713

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 2).
(2)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc. (the “Company”)
Notes to Financial Statements
JUNE 30, 2012 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company acquired its initial portfolio securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. On April 24, 2012, the Company closed a round of secondary offering and raised additional capital. On May 11, 2012, the underwriters of the secondary offering exercised their 15% overallotment option and purchased additional shares in a second closing of the secondary offering. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the so-called “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in private venture capital companies and in public companies with market capitalizations less than $250 million. We anticipate that our portfolio will be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above), both private venture capital-stage companies as well as publicly-traded companies. We expect that these investments will normally range between $1 million and $10 million each, although this investment size will vary proportionately with the size of the Company’s capital base. Prior to the secondary offering in April 2012, we made substantial progress deploying the cash that was acquired at the time we commenced operations in April 2011 (as of March 30, 2012, investment securities represented 44.8% of net assets). However, due to the fact that we raised an additional $127.7 million in cash in a follow-on offering during the second quarter of 2012, our assets may be substantially invested in cash or cash equivalents for the next several quarters while we make additional investments for our portfolio. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, these interim financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The Company filed its first Annual Report on Form 10-K for the period April 18, 2011, through December 31, 2011, on March 21, 2012. These quarterly financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the period ended December 31, 2011.

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On June 30, 2012, our financial statements include venture capital investments valued at $14,847,887. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

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

RESTRICTED FUNDS. On June 30, 2012, we held $33,266,012 in “Restricted securities.”

MILESTONE AND CONTINGENT PAYMENTS FROM SALE OF INVESTMENT. As indicated in Note 1, the Company acquired its intial portfolio through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company, which occurred on April 15, 2011. The assets transferred in the reorganization include a contingent receivable originating from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain milestone and contingent criteria are met. This milestone payment (as of June 30, 2012 valued at $27,738) is valued based on an estimate. There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

INCOME RECOGNITION. Dividend income is recorded on the ex-dividend date. Interest income is accrued as earned. Discounts and premiums on securities purchased are amortized over the lives of the respective securities. Other non-

cash dividends are recognized as investment income at the fair value of the property received. When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as a debit to interest income. During the quarter ended June 30, 2012, the Company earned $2,376 in interest on interest-bearing accounts. During the quarter ended June 30, 2012, the Company recorded $163,899 of bridge note interest.

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

The market value of the Company’s purchased options as of June 30, 2012 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the six months ended June 30, 2012 can be found on the Statement of Operations.

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

The Board may, from time to time, engage one or more independent valuation firms to provide it with valuation assistance with respect to certain of our portfolio investments. The Company intends to continue to engage such independent valuation firms to provide us with assistance regarding our determination of the fair value of select portfolio investments each quarter unless directed by the Board to cancel such valuation services. The scope of the services rendered by an independent valuation firm is at the discretion of the Board. The Board is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

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

(3)
the Valuation Committee of the Board on a quarterly basis reviews the preliminary valuation of the Adviser Valuation Committee and that of the independent valuation firms and makes the fair value determination, in good faith, based on the valuation recommendations of the Adviser Valuation Committee and the independent valuation firms; and

(4)
at each quarterly Board meeting, the Board considers the valuations recommended by the Adviser Valuation Committee and the independent valuation firms that were previously submitted to the Valuation Committee of the Board and ratifies the fair value determinations made by the Valuation Committee of the Board.

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

In the case of securities that are publicly traded but shares of that security held by the Company are subject to resale restriction will generally be discounted based on the following schedule to reflect the restriction. Such restriction could be caused by an event such as the Company purchasing the security of a private company prior to its IPO and being subject to a “lock-up” period after the IPO of that private company.

Restriction Period	Discount to Public Market
Greater than or equal to 12 months	25% discount
Less than 12 months but greater than 6 months	20% discount
Less than 6 months but greater than 3 months	15% discount
Less than 3 months	10% discount
On the date the security becomes freely tradable	Mark to market

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2012:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Internet	$—	$—	$1,910,082
Other Electronics	4,099,573	—	—
Renewable Energy	—	—	6,696,789
Social Networking	—	—	20,419,125
Total Common Stocks	4,099,573	—	29,025,996
Preferred Stocks
Intellectual Property	$—	$—	$35,571
Networking	—	—	298
Renewable Energy	—	—	1,627,452
Services	—	—	242,290
Total Preferred Stocks	—	—	1,905,611
Asset Derivatives *
Equity Contracts	$—	$151,000	$203,280
Total Asset Derivatives	—	151,000	203,280
Convertible Notes
Intellectual Property	$—	$—	$2,131,125
Total Convertible Notes	—	—	2,131,125
Total	$4,099,573	$151,000	$33,266,012

*	Asset derivatives include warrants and purchased options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no significant transfers between Levels 1 and 2 during the period since commencement of operations and ended June 30, 2012.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/11	NET PURCHASES(1)	NET REALIZED GAINS (LOSSES)(1)	NET UNREALIZED APPRECIATION (DEPRECIATION)(2)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/12
Common Stocks
Internet	$—	$2,358,112	$—	$(448,030)	$—	$1,910,082
Intellectual Property	180	—	—	(180)	—	—
Renewable Energy	—	6,737,925	—	(41,136)	—	6,696,789
Social Networking	4,475,000	19,165,000	—	(3,220,875)	—	20,419,125
Preferred Stocks
Intellectual Property	793,487	—	—	(757,916)	—	35,571
Networking	298	—	—	—	—	298
Renewable Energy	3,445,335	—	—	(1,817,883)	—	1,627,452
Services	173,396	—	—	68,894	—	242,290
Asset Derivatives
Equity Contracts	517,204	—	—	(313,924)	—	203,280
Convertible Bonds
Intellectual Property	2,043,450	1,000,000	—	(912,325)	—	2,131,125
Total	$11,448,350	$29,261,037	$—	$(7,443,375)	$—	$33,266,012

(1)	There were no sales for the six months ended 06/30/12.
(2)	The net change in unrealized depreciation from Level 3 instruments held as of June 30, 2012 was $(7,443,375).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT	VALUATION	UNOBSERVABLE	RANGE
	6/30/12	TECHNIQUES	INPUTS	(WEIGHTED AVG.)
Direct venture capital	$0.3M	Market Comparable	EBITDA Multiple	7.0x - 7.7x
investments: Services		Companies	Discount for Lack of Marketability	6.0% - 23.9%

Direct venture capital	$20.4M	Prior Transaction	Volatility	56.7%
investments: Social Networking		Analysis	Risk-Free Rate	0.33%
			Discount for Lack of Marketability	15.0% - 27.7%

Direct venture capital	$2.2M	Market Comparable	Revenue Multiple	0.25x - 0.50x
investments: Intellectual Property		Companies	Discount for Lack of Marketability	0.0% - 5.0%

Direct venture capital	$8.5M	Prior Transaction	Volatility	71.0% - 100.0%
investments: Renewable Energy		Analysis	Risk-Free Rate	0.330% - 0.630%
			Discount for Lack of Marketability	0.0% - 8.4%

Direct venture capital	$1.9M	Prior Transaction	Volatility	46.38%
investments: Internet		Analysis	Risk-Free Rate	0.33%
			Discount for Lack of Marketability	23.0%

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

NOTE 9. INVESTMENTS IN AFFILIATES

Under the 1940 Act, issuers 5% or more of whose outstanding voting securities are owned, controlled, or held with power to veto by the Company are affiliates of the Company. A summary of the Company’s investments in affiliates for the period since December 31, 2011, and ended June 30, 2012, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE	BALANCE AT 12/31/11	PURCHASES/ MERGER	SALES MATURITY/ EXPIRATION	BALANCE AT 6/30/12	REALIZED GAIN (LOSS)	DIVIDENDS/ INTEREST	VALUE 6/30/12	ACQUISITION COST
Silicon Genesis Corp., Common	901,892	10,000	—	911,892	$—	$—	$—	$169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	163,628	924,375	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	54,157	398,050	500,000
Silicon Genesis Corp., Convertible Note	—	1,000,000	—	1,000,000	—	82,720	808,700	1,000,000
Silicon Genesis Corp., Common Warrant	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant	—	3,000,000	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	29,093	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	—	94,339	—	—	—	13,012
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	6,478	583,060
							$2,166,696	$7,544,002

As of June 30, 2012, Kevin Landis represents the Company and sits on the board of directors of Silicon Genesis Corporation. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 10. EQUITY OFFERINGS AND RELATED EXPENSES
We issued 4,400,000 shares of our common stock on April 19, 2012 at an offering price of $27.00 per share. The gross proceeds raised were $118,800,000. The net proceeds received were $111,078,000. The underwriting fees were $7,722,000. The offering expenses are estimated to be approximately $260,000.

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

RESULTS OF OPERATIONS
We commenced operations in April 2011, so there is no comparable period with which to compare results for the period from January 1, 2012 through June 30, 2012. The following information is for the three-month period ended June 30, 2012.

INVESTMENT INCOME
Interest income totaled $166,275 for the quarter ended June 30, 2012. The interest income is primarily attributable to interest accrued on a convertible note investments with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $1,027,722 during the quarter ended June 30, 2012.

Significant components of operating expenses for the quarter ended June 30, 2012 were management fee expense of $855,190 and professional fees (audit, legal, accounting, and consulting) of $92,662.

NET INVESTMENT INCOME BEFORE INVESTMENT GAINS AND LOSSES
The net investment loss was $861,447 for the quarter ended June 30, 2012.

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

During the quarter ended June 30, 2012, there were no recognized net realized gains/(losses) from the sale of securities.

During the quarter ended June 30, 2012, net unrealized depreciation on total investments and other assets increased by $10,049,872. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily comprised of a decrease in the fair value of our portfolio companies, notably Facebook. A summary of the net realized and unrealized loss on investments for the three-month period ended June 30, 2012 is shown below.

THREE MONTHS ENDED JUNE 30, 2012
Realized gains	$6,480
Net change in unrealized depreciation on investments	(10,049,872)
Net realized and unrealized loss on investments	(10,043,392)

The following table itemizes the net unrealized depreciation of investments as of June 30, 2012:

Gross unrealized appreciation on portfolio investments	$286,566
Gross unrealized depreciation on portfolio investments	(15,753,490)
Net unrealized depreciation on portfolio investments	(15,466,924)

INCOME AND EXCISE TAXES
As we intend to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes. The Company recognizes interest and penalties in income tax expense.

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the quarter ended June 30, 2012, the net decrease in net assets resulting from operations totaled $10,904,839. Basic and fully-diluted net change in net assets per share for the quarter ended June 30, 2012 was $(1.54).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 2012, we had investments in public and private securities totaling approximately $37.5 million. Also, at June 30, 2012, we had approximately $165.2 million in cash and cash equivalents. We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of June 30, 2012, net assets totaled approximately $202.4 million, with a net asset value per share of $23.66. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. During the quarter ended June 30, 2012, we had investments in the following private companies:

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At June 30, 2012, our investment in Gilt Groupe consisted of 88,841 shares of common stock with an aggregate market value of approximately $1.9 million.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At June 30, 2012, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $242,290.

Movius Corporation
Movius Corporation (“Movius”), Atlanta , Georgia, provides unified communications solutions for telecommunications carriers worldwide. Its applications include converged messaging, unified conferencing, and virtual telephony.

At June 30, 2012, our investment in Movius consisted of multiple investments in IP Unity, Inc., a predecessor entity. At June 30, 2012, our investments in IP Unity consisted of 1,932,222 shares of Series C preferred stock, and 193,042 shares of Series E preferred stock, with a combined fair value of $298.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At June 30, 2012, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 911,892 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, and a $1.0 million par value note. The notes each bear annual interest at a rate of 20% and mature on December 31, 2012. At June 30, 2012 the combined fair value of our SiGen securities was approximately $2.2 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At June 30, 2012, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $651,270.

SolarCity Corp.
SolarCity Corp. (“SolarCity”), San Mateo, CA, is a leading installer of commercial and residential solar photovoltaic systems.

At June 30, 2012, our investment in SolarCity consisted of 426,300 shares of common stock, with a fair value of approximately $6.7 million.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At June 30, 2012, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $1.2 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At June 30, 2012, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $0.

PUBLIC INVESTMENTS
On June 30, 2012, we had investments in the following public securities:

Facebook
Facebook, Inc. (“Facebook”) is an online social networking service with approximately 900 million active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections.

At June 30, 2012, our investment in Facebook consisted of 600,000 shares of common stock with a combined fair value of $15,861,000. As discussed in Note 7 above, since our holdings in Facebook were purchased while it was a private company, we are subject to a 180-day “lock-up” period during which we are not allowed to dispose of the security. Due to this resale restriction, our valuation of our Facebook holdings reflects a discount to Facebook’s closing price on June 30.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At June 30, 2012, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of approximately $4.1 million.

Yelp, Inc.
Yelp, Inc. (“Yelp”), San Francsico, CA, operates a social networking website that allows users to search for and post review of local businesses. The company derives revenue principally from local business advertisers.

At June 30, 2012, our investment in Yelp consisted of 125,000 shares of common stock and 1,000 contracts of an August 2012 $23 call option with a combined aggregate market value of approximately $2.7 million. As discussed in Note 7 above, since our holdings in Yelp were purchased while it was a private company, we are subject to a 180-day “lock-up” period during which we are not allowed to dispose of the security. Due to this resale restriction, our valuation of our Yelp holdings reflects a discount to Yelp’s closing price on June 30.

SUBSEQUENT INVESTMENTS
Subsequent to the close of the financial quarter on June 30, 2012, and through the date of the issuance of the financial statements there were no additional investments.

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

CASH INVESTMENTS RISK
The Company commenced operations in April, 2011. By March 31, 2012, we had made substantial progress deploying the cash that was acquired at the time we commenced operations (as of March 31, 2012, investment securities represented 44.8% of net assets). However, due to the fact that we raised an additional $127.7 million in cash in a secondary offering during the second quarter of 2012, our assets may be substantially invested in cash or cash equivalents for the next several quarters while we make additional investments for our portfolio. As of June 30, 2012, approximately 82% of the Fund’s net assets are held in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent management fee expenses exceed interest income on the cash holdings of the Company, the Company may experience losses.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our current Registration Statement on Form N-2, as amended and supplemented, which could materially affect our business, financial condition, and/or operating results. As of June 30, 2012, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our current Registration Statement on Form N-2. The risks described in our Registration Statement on Form N-2 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

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

Dated: August 9, 2012
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