Form 10-Q
period 2012-09-30
Firsthand Technology Value Fund, Inc.
filed 2012-11-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2012 or

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

[ ]	Large Accelerated Filer	[ ]	Accelerated Filer

[X]	Non-accelerated Filer	[ ]	Smaller Reporting Company

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[   ]  Yes      [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock, $0.001 par value per share	8,556,480

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of September 30, 2012 (Unaudited), and December 31, 2011	2
	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2012 and 2011, for the Nine Months Ended September 30, 2012, and for the Period April 18, 2011 (commencement of operations) to September 30, 2011	3
	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012, and for the Period April 18, 2011 (commencement of operations) to September 30, 2011	4
	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2012 (Unaudited) and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	5
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2012 (Unaudited) and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of September 30, 2012	7
	Notes To Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		29

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2012 (UNAUDITED)	AS OF DECEMBER 31, 2011
ASSETS
Investment securities:
Unaffiliated issuers at acquisition cost	$42,708,812	$17,041,575
Affiliated issuers at acquisition cost	7,544,002	6,544,002
Total acquisition cost	$50,252,814	$23,585,577
Unaffiliated issuers at market value	$27,303,666	$12,645,383
Affiliated issuers at market value	2,063,634	2,837,121
Total market value* (Note 7)	29,367,300	15,482,504
Cash**	164,801,757	63,792,414
Segregated cash	2,200,000	4,640,000
Receivable from interest	820,721	346,085
Other assets ***	15,581	55,356
Total Assets	197,205,359	84,316,359
LIABILITIES
Payable to affiliates (Note 5)	1,007,073	432,906
Consulting fee payable	15,199	140,441
Offering cost payable	5,090	—
Accrued expenses and other payables	140,185	115,537
Total Liabilities	1,167,547	688,884
NET ASSETS	$196,037,812	$83,627,475

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$3,496
Paid-in-capital	220,461,166	92,983,421
Accumulated net investment loss	(2,372,299)	—
Accumulated net realized losses from security transactions	(1,146,727)	(1,256,369)
Net unrealized depreciation on investments, warrants transactions, other assets and purchased options	(20,912,884)	(8,103,073)
NET ASSETS	$196,037,812	$83,627,475

Shares of Common Stock outstanding	8,556,480	3,496,480
Net asset value per share (Note 3)	$22.91	$23.92

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities.
***
For the periods ended September 30, 2012 and December 31, 2011, other assets consist of $2,720 and $15,125 prepaid insurance payable and $12,861 and $40,231 of contingent receivable, respectively, from the sale of Solaicx to MEMC  Electronic Materials, Inc. for an initial cash payment plus possible future cash payments if certain criteria is met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2012	FOR THE THREE MONTHS ENDED SEPT. 30, 2011	FOR THE NINE MONTHS ENDED SEPT. 30, 2012	FOR THE PERIOD ENDED SEPT. 30, 2011 (1)
INVESTMENT INCOME
Unaffiliated interest	4,159	13,619	9,501	18,822
Affiliated interest	174,131	63,014	474,636	110,411
TOTAL INVESTMENT INCOME	178,290	76,633	484,137	129,233

EXPENSES
Investment advisory fees (Note 5)	1,007,524	469,069	2,287,708	862,420
Administration fees	34,280	21,775	79,820	43,225
Custody fees	3,084	3,000	6,214	6,000
Transfer agent fees	18,643	14,984	37,703	30,017
Registration and filing fees	22,019	7,145	30,384	7,145
Professional fees	107,645	84,767	259,145	160,234
Printing fees	12,670	12,010	37,735	22,380
Trustees fees	13,894	9,923	36,033	19,777
Miscellaneous fees	32,127	5,659	81,694	6,300
TOTAL NET EXPENSES	1,251,886	628,332	2,856,436	1,157,498
NET INVESTMENT LOSS	(1,073,596)	(551,699)	(2,372,299)	(1,028,265)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Non-affiliated	412,210	7,008	418,692	184,701
Net realized gains (losses) from purchased option transactions(2)	(309,048)	99,785	(309,048)	99,785
Net realized losses on foreign currency	–	–	(2)	–
Net change in unrealized depreciation on other assets	(14,877)	–	(27,370)	–
Net change in unrealized depreciation on investments	(5,314,886)	(5,252,023)	(12,378,918)	(6,829,545)
Net change in unrealized depreciation on warrants transactions(2)	(89,599)	–	(403,523)	–
Net change in unrealized depreciation on purchased options(2)	(14,105)	(282,180)	–	(282,180)
Net Realized and Unrealized Loss on Investments	(5,330,305)	(5,427,410)	(12,700,169)	(6,827,239)

Net Decrease In Net Assets Resulting From Operations	$(6,403,901)	$(5,979,109)	$(15,072,468)	$(7,855,504)

Net Decrease In Net Assets Per Share Resulting From Operations(3)	$(2.36)	$(2.25)	$(0.75)	$(1.71)

(1)	For the Period April 18, 2011 (inception) through September 30, 2011.
(2)	Primary risk exposure is equity contracts.
(3)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012	FOR THE PERIOD ENDED SEPT. 30, 2011(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(15,072,468)	$(7,855,504)
Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(29,412,237)	(22,028,155)
Proceeds from disposition of investments	3,157,210	2,957,129
Investment in purchased options	(309,048)	—
Proceeds from litigation claim	6,480	42,255
Increase in dividends, interest, and reclaims receivable	(474,636)	(177,808)
Increase/(decrease) in segregated cash	2,440,000	(1,597,500)
Increase in payable to affiliates	574,167	637,665
Net realized gain from investments	(109,644)	(284,486)
Increase/(decrease) in other assets	12,405	(40,231)
Increase in offering costs payable	5,090	—
Decrease in accrued expenses and other payables	(100,594)	—
Net unrealized appreciation/depreciation from investments and other assets	12,809,811	7,111,725
Net cash used in operating activities	(26,473,462)	(21,234,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	127,482,805	94,434,607
Net cash provided by financing activities	127,482,805	94,434,607

Net change in cash	101,009,343	73,199,697
Cash - beginning of period	63,792,414	—
Cash - end of period	$164,801,757	$73,199,697

(1)	For the period April 18, 2011 (inception) through September 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012 (UNAUDITED)	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
FROM OPERATIONS
Net investment loss	$(2,372,299)	$(1,447,690)
Net realized gains (losses) from security transactions, and foreign currency	109,642	(1,256,369)
Net change in unrealized depreciation on other assets, investments, warrants transactions and purchased options	(12,809,811)	(8,103,073)
Net decrease in net assets from operations	(15,072,468)	(10,807,132)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock(2)	127,482,805	94,434,607
Net increase in net assets from capital share transactions	127,482,805	94,434,607
TOTAL INCREASE IN NET ASSETS	112,410,337	83,627,475

NET ASSETS:
Beginning of period	83,627,475	—
End of period	$196,037,812	$83,627,475
Accumulated Net Investment (Loss)	$(2,372,299)	$—

COMMON STOCK ACTIVITY:
Shares issued	5,060,000	3,496,480
Net increase in shares outstanding	5,060,000	3,496,480
Shares outstanding, beginning of period	3,496,480	—
Shares outstanding, end of period	8,556,480	3,496,480

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Selected Per Share Data and Ratios

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012 (UNAUDITED)		FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$23.92		$27.01
Income from investment operations:
Net investment loss	(0.28)		(0.41)
Net realized and unrealized gains (losses) on investments	(1.11)		(2.68)
Total from investment operations	(1.39)		(3.09)
Premiums from shares sold in offerings	0.38		—
Net asset value at end of period	$22.91		$23.92

Market value at end of period	$17.44		$14.33

Total return
Based on Net Asset Value	(4.22	)%(a)	(11.44	)%(a)
Based on Stock Price	21.70	%(a)	(46.95	)%(a)

Net assets at end of period (millions)	$196.0		$83.63

Ratio of total expenses to average net assets	2.67	%(b)	2.76	%(b)
Ratio of net investment loss to average net assets	(2.22	)%(b)	(2.28	%)(b)
Portfolio turnover rate	10	%(a)	18	%(a)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
SEPTEMBER 30, 2012 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
FACEBOOK (6.0%)	Social Networking	Common Stock *(1)	600,000	$11,696,400

GILT GROUPE (0.8%)	Internet	Common Stock *(1)	88,841	1,599,138

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	145,187
		Preferred Stock - Series A-2 *(1)	168,804	8,339
		Common Stock *(1)	2	0
				153,526

INTEVAC, INC. (1.7%)	Other Electronics	Common Stock *	545,156	3,330,903

IP UNITY (0.0%)	Networking	Preferred Stock - Series C *(1)	1,932,222	271
		Preferred Stock - Series E *(1)	193,042	27
				298
SILICON GENESIS CORPORATION (1.1%)	Intellectual Property	Preferred Stock -Series 1-C *(1)(2)	82,914	0
		Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	178,550
		Preferred Stock - Series 1-F *(1)(2)	912,453	39,509
		Common Stock *(1)(2)	911,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	94,339	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Convertible Note (1)(2) Matures October 2012 Interest Rate 20%	500,000	346,650
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,250,000	786,625
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,000,000	712,300
				2,063,634

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
SEPTEMBER 30, 2012 (UNAUDITED)

PORTFOLIO COMPANY			SHARES/
(% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	CONTRACTS	VALUE
SKYLINE SOLAR (0.1%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	$249,365

SOLARCITY CORPORATION (3.7%)	Renewable Energy	Common Stock *(1)	426,300	7,342,378

SOLOPOWER, INC. (0.5%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	151,160
		Preferred Stock - Series B *(1)	100,205	44,131
		Preferred Stock - Series D *(1)	100,000	164,700
		Preferred Stock - Series E-1 *(1)	190,476	448,609
		Common Stock Warrants *(1)	400,000	113,680
				922,280

TWITTER, INC (1.0%)	Social Networking	Common Stock *(1)	108,400	2,009,378

UCT COATINGS (0.0%)	Advanced Materials	Common Stock *(1)	1,500,000	0
		Common Stock Warrants *(1)	136,986	0
		Common Stock Warrants *(1)	2,283	0
		Common Stock Warrants *(1)	33,001	0
				0

TOTAL INVESTMENTS (COST $50,252,814) — 15.0%				29,367,300
OTHER ASSETS IN EXCESS OF LIABILITIES — 85.0%				166,670,512

NET ASSETS — 100.0%				$196,037,812

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 2).
(2)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
SEPTEMBER 30, 2012 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc.  (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired its initial portfolio securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011.  On April 24, 2012, the Company closed a round of secondary offering of its common stock (the “Secondary Offering”) and raised additional capital. On May 11, 2012, the underwriters of the Secondary Offering exercised their 15% overallotment option and purchased additional shares in a second closing of the Secondary Offering. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the so-called “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our assets in private venture capital companies and in public companies with market capitalizations less than $250 million.  We anticipate that our portfolio will be primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above), both private venture capital-stage companies as well as publicly-traded companies.  We expect that these investments will normally range between $1 million and $10 million each, although this investment size will vary proportionately with the size of the Company’s capital base. Prior to the Secondary Offering in April 2012, we made substantial progress deploying the cash that was acquired at the time we commenced operations in April 2011 (as of March 30, 2012, investment securities represented 44.8% of net assets). However, due to the fact that we raised an additional $127.7 million in cash in the Secondary Offering during the second quarter of 2012, our assets may be substantially invested in cash or cash equivalents for the next several quarters while we make additional investments for our portfolio. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On September 30, 2012, our financial statements include venture capital investments valued at $14,339,997.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Company’s Board of Directors (the “Board”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

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

RESTRICTED FUNDS.  On September 30, 2012, we held $26,036,397 in “Restricted securities.”

MILESTONE AND CONTINGENT PAYMENTS FROM SALE OF INVESTMENT. As indicated in Note 1, the Company acquired its intial portfolio through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company, which occurred on April 15, 2011.  The assets transferred in the reorganization include a contingent receivable originating from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain milestone and contingent criteria are met.  This milestone payment (as of September 30, 2012 valued at $12,861) is valued based on an estimate.  There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-

cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended September 30, 2012, the Company earned $4,159 in interest on interest-bearing accounts.  During the quarter ended September 30, 2012, the Company recorded $174,131 of bridge note interest.

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

OPTIONS. The Company is subject to equity price risk in the normal course of pursuing its investment objectives and may enter into options written to hedge against changes in the value of equity securities or stock indices. The Company may purchase put and call options to attempt to provide protection against adverse price effects from anticipated changes in prevailing prices of securities or stock indices. The Company may also write put and call options. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written.

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

The market value of the Company’s purchased options as of September 30, 2012 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the nine months ended September 30, 2012 can be found on the Statement of Operations.

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

NOTE 5.  INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Firsthand Capital Management, Inc. (“Firsthand,” or the “Adviser”), pursuant to which the Company will pay the Adviser a fee for providing investment management services consisting of two components—a base management fee and an incentive fee. Prior to January 1, 2012, Firsthand Capital Management, Inc. was named SiVest Group, Inc.

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

NOTE 7. FAIR VALUE

Securities traded on stock exchanges, or quoted by NASDAQ Stock Market, Inc. (“NASDAQ”), are valued according to the NASDAQ official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange (“NYSE”) (normally 4:00 P.M. Eastern Time).  If a security is not traded that day, the security will be valued at its most recent bid price.

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

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board and in accordance with the Valuation Procedures.  The Valuation Committee receives information and recommendations from the Adviser and an independent valuation firm.

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

The main approaches to measuring fair value utilized are the market approach, the income approach, and the asset-based approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the company, as well as the purpose for which the valuation analysis is being conducted.  Firsthand and the independent valuation firm rely primarily on the market and income approaches. We also considered the asset-based approach in our analysis because certain of the portfolio companies do not have substantial operating earnings relative to the value of their underlying assets.

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

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the date of measurement.

Level 2 –
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2012:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Internet	$—	$—	$1,599,138
Other Electronics	3,330,903	—	—
Renewable Energy	—	—	7,342,378
Social Networking	—	—	13,705,778
Total Common Stocks	3,330,903	—	22,647,294
Preferred Stocks
Intellectual Property	$—	$—	$218,059
Networking	—	—	298
Renewable Energy	—	—	1,057,965
Services	—	—	153,526
Total Preferred Stocks	—	—	1,429,848
Asset Derivatives *
Equity Contracts	$—	$—	$113,680
Total Asset Derivatives	—	—	113,680
Convertible Notes
Intellectual Property	$—	$—	$1,845,575
Total Convertible Notes	—	—	1,845,575
Total	$3,330,903	$—	$26,036,397

*	Asset derivatives include warrants and purchased options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2012.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the nine-month period ended September 30, 2012) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/11	NET PURCHASES	NET SALES	NET REALIZED GAINS	NET UNREALIZED BALANCE APPRECIATION (DEPRECIATION)1	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/12
Common Stocks
Internet	$—	$2,358,112	$—	$—	$(758,974)	$—	$1,599,138
Intellectual Property	180	—	—	—	(180)	—
Renewable Energy	—	6,737,925	—	—	604,453	—	7,342,378
Social Networking	4,475,000	19,316,200	(3,157,210)	412,210	(7,340,422)	—	13,705,778
Preferred Stocks
Intellectual Property	793,487	—	—	—	(575,428)	—	218,059
Networking	298	—	—	—	—	—	298
Renewable Energy	3,445,335	—	—	—	(2,387,370)	—	1,057,965
Services	173,396	—	—	—	(19,870)	—	153,526
Asset Derivatives
Equity Contracts	517,204	—	—	—	(403,524)	—	113,680
Convertible Bonds
Intellectual Property	2,043,450	1,000,000	—	—	(1,197,875)	—	1,845,575
Total	$11,448,350	$29,412,237	$(3,157,210)	$412,210	$(12,079,190)	$—	$26,036,397

(1)	The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2012 was $(12,079,190).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 9/30/12	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital	$0.2M	Market Comparable	EBITDA Multiple	6.1x - 17.2x
investments: Services		Companies	Discount for Lack of Marketability	6.0% - 23.9%

Direct venture capital	$13.7M	Prior Transaction	Volatility	60.7%
investments: Social Networking		Analysis	Risk-Free Rate	0.25%
			Discount for Lack of Marketability	10.0% - 29.5%

Direct venture capital	$2.0M	Liquidation Value	Discount for Lack of Marketability	0.0% - 5.0%
investments: Intellectual Property

Direct venture capital	$8.5M	Prior Transaction	Volatility	62.8% - 100.0%
investments: Renewable Energy		Analysis	Risk-Free Rate	0.25% - 0.63%
			Discount for Lack of Marketability	0.0% - 8.8%

Direct venture capital	$1.6M	Prior Transaction	Volatility	45.47%
investments: Internet		Analysis	Risk-Free Rate	0.25%
			Discount for Lack of Marketability	22.6%

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

NOTE 9.  INVESTMENTS IN AFFILIATES

Under the 1940 Act, issuers 5% or more of whose outstanding voting securities are owned, controlled, or held with power to veto by the Company are affiliates of the Company. A summary of the Company’s investments in affiliates for the nine months ended September 30, 2012, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE	BALANCE AT 12/31/11	PURCHASES/ MERGER	SALES MATURITY/ EXPIRATION	BALANCE AT 9/30/12	REALIZED GAIN (LOSS)	DIVIDENDS/ INTEREST	VALUE AT 9/30/12	ACQUISITION COST
Silicon Genesis Corp., Common	901,892	10,000	—	911,892	$—	$—	$—	$169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	252,383	786,625	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	83,958	346,650	500,000
Silicon Genesis Corp., Convertible Note	—	1,000,000	—	1,000,000	—	138,295	712,300	1,000,000
Silicon Genesis Corp., Common Warrant	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant	—	3,000,000	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	178,550	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	—	94,339	—	—	—	13,012
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	39,509	583,060
							$2,063,634	$7,544,002

As of September 30, 2012, Kevin Landis represents the Company and sits on the board of directors of Silicon Genesis Corporation (“SiGen”).  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 10.  EQUITY OFFERINGS AND RELATED EXPENSES

We issued 4,400,000 shares of our common stock on April 19, 2012 at an offering price of $27.00 per share in the Secondary Offering.  The gross proceeds raised were $118,800,000.  The net proceeds received were $111,078,000. The underwriting fees were $7,722,000.  The offering expenses are estimated to be approximately $260,000.

The underwriters exercised their over-allotment option on May 11, 2012, purchasing an additional 660,000 shares of common stock at an offering price of $27.00 per share.  The gross proceeds of the over-allotment transaction were $17,820,000.  The net proceeds, after deducting underwriting discounts and commissions of $1,158,300, were $16,661,700.

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

RESULTS OF OPERATIONS
The following information is a comparison for the three-month period ended September 30, 2012, and September 30, 2011.

INVESTMENT INCOME
Interest income totaled $178,290 for the quarter ended September 30, 2012. The interest income is primarily attributable to interest accrued on a convertible note investments with Silicon Genesis Corporation.

Interest income totaled $76,633 for the three-month period ended September 30, 2011. The interest income is primarily attributable to interest accrued on a convertible note investment with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $1,251,886 during the quarter ended September 30, 2012.

Significant components of operating expenses for the quarter ended September 30, 2012 were management fee expense of $1,007,524 and professional fees (audit, legal, accounting, and consulting) of $141,925.

Operating expenses totaled approximately $628,332 during the period ended September 30, 2011.

Significant components of operating expenses for the quarter ended September 30, 2011 were management fee expense of $469,069 and professional fees (audit, legal, accounting, and consulting) of $106,542.

NET INVESTMENT INCOME BEFORE INVESTMENT GAINS AND LOSSES
The net investment loss was $1,073,596 for the quarter ended September 30, 2012.

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

During the quarter ended September 30, 2012, we recognized net realized gains of approximately $103,162 from the sale of securities.

During the quarter ended September 30, 2012, net unrealized depreciation on total investments and other assets increased by $5,433,467. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily comprised of a decrease in the fair value of our portfolio companies, notably Facebook.

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

A summary of the net realized and unrealized loss on investments for the three-month period ended September 30, 2012, and September 30, 2011, is shown below.

THREE MONTHS ENDED SEPTEMBER 30, 2012
Realized gains	$103,162
Net change in unrealized depreciation on investments	(5,433,467)
Net realized and unrealized loss on investments	(5,330,305)

The following table itemizes the net unrealized depreciation of investments as of September 30, 2012.

AS OF SEPTEMBER 30, 2012
Gross unrealized appreciation on portfolio investments	$645,328
Gross unrealized depreciation on portfolio investments	(21,530,843)
Net unrealized depreciation on portfolio investments	(20,885,514)

THREE MONTHS ENDED SEPTEMBER 30,2011
Realized gains	$106,793
Net change in unrealized depreciation on investments	(5,534,203)
Net realized and unrealized loss on investments	(5,427,410)

The following table itemizes the net unrealized depreciation of investments as of September 30, 2011.

AS OF SEPTEMBER 30,2011
Gross unrealized appreciation on portfolio investments	$129,659
Gross unrealized depreciation on portfolio investments	(7,241,384)
Net increase in unrealized depreciation on portfolio investments	(7,111,725)

INCOME AND EXCISE TAXES
As we intend to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes. The Company recognizes interest and penalties in income tax expense.

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the quarter ended September 30, 2012, the net decrease in net assets resulting from operations totaled $(6,403,901). Basic and fully-diluted net change in net assets per share for the quarter ended September 30, 2012, was $(0.75).

For the quarter ended September 30, 2011, the net decrease in net assets resulting from operations totaled $5,979,109. Basic and fully-diluted net change in net assets per share for the quarter ended September 30, 2011 was $(1.71).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 2012, we had investments in public and private securities totaling approximately $29.4 million. Also, at September 30, 2012, we had approximately $167.0 million in cash and cash equivalents. We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of September 30, 2012, net assets totaled approximately $196.0 million, with a net asset value per share of $22.91. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. During the quarter ended September 30, 2012, we had investments in the following private companies:

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At September 30, 2012, our investment in Gilt Groupe consisted of 88,841 shares of common stock with an aggregate market value of approximately $1.6 million.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At September 30, 2012, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $153,526.

Movius Corporation
Movius Corporation (“Movius”), Atlanta , Georgia, provides unified communications solutions for telecommunications carriers worldwide. Its applications include converged messaging, unified conferencing, and virtual telephony.

At September 30, 2012, our investment in Movius consisted of multiple investments in IP Unity, Inc., a predecessor entity. At September 30, 2012, our investments in IP Unity consisted of 1,932,222 shares of Series C preferred stock, and 193,042 shares of Series E preferred stock, with a combined fair value of $298.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At September 30, 2012, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 911,892 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, and a $1.0 million par value note. The notes each bear annual interest at a rate of 20% and mature on December 31, 2012. At September 30, 2012 the combined fair value of our SiGen securities was approximately $2.1 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At September 30, 2012, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $249,365.

SolarCity Corp.
SolarCity Corp. (“SolarCity”), San Mateo, CA, is a leading installer of commercial and residential solar photovoltaic systems.

At September 30, 2012, our investment in SolarCity consisted of 426,300 shares of common stock, with a fair value of approximately $7.3 million.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At September 30, 2012, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $922,280.

Twitter, Inc.
Twitter, Inc. (“Twitter”), San Francisco, CA, is an online social networking service that lets users send and receive 140-character messages (“tweets”). The service has more than 140 million active users and more than 340 million daily tweets.

At September 30, 2012, our investment in Twitter consisted of 108,400 shares of common stock, with a fair value of approximately $2.0 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At September 30, 2012, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $0.

PUBLIC INVESTMENTS
On September 30, 2012, we had investments in the following public securities:

Facebook
Facebook, Inc. (“Facebook”), Menlo Park, CA, is an online social networking service with approximately 900 million active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections.

At September 30, 2012, our investment in Facebook consisted of 600,000 shares of common stock with a fair value of $11,696,400. Because our holdings in Facebook were purchased while it was a private company, we are subject to  a 180-day “lock-up” period during which we are not allowed to dispose of the security. Due to this resale restriction, our valuation of our Facebook holdings reflects a discount to Facebook’s closing price on September 30, 2012.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At September 30, 2012, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of approximately $3.3 million.

SUBSEQUENT EVENTS
Subsequent to the close of the fiscal quarter on September 30, 2012, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred.

On October 5, 2012, SolarCity filed a registration statement with the SEC in connection with its proposed initial public offering.

We closed on investments of $1,400,000 and $800,000 in Gilt Groupe on October 4, 2012 and October 11, 2012, respectively.

We closed on investments of $750,000, $3,118,500, $1,872,000, and $3,300,000 in Twitter on October 12, 2012, October 19, 2012, October 25, 2012, and October 31, 2012, respectively.

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

CASH INVESTMENTS RISK
The Company commenced operations in April, 2011. By March 31, 2012, we had made substantial progress deploying the cash that was acquired at the time we commenced operations (as of March 31, 2012, investment securities represented 44.8% of net assets). However, due to the fact that we raised an additional $127.7 million in cash in the Secondary Offering during the second quarter of 2012, our assets may be substantially invested in cash or cash equivalents for the next several quarters while we make additional investments for our portfolio. As of September 30, 2012, approximately 85% of the Fund’s net assets are held in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent management fee expenses exceed interest income on the cash holdings of the Company, the Company may experience losses.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2011 in response to Item 1A of Part 1 of Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6  EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

31.1
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Dated: November 9, 2012
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer
(On behalf of the registrant and as the principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002