Form 10-Q/A
period 2012-09-30
Firsthand Technology Value Fund, Inc.
filed 2012-11-21
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2012	FOR THE THREE MONTHS ENDED SEPT. 30, 2011	FOR THE NINE MONTHS ENDED SEPT. 30, 2012	FOR THE PERIOD ENDED SEPT. 30, 2011 (1)
INVESTMENT INCOME
Unaffiliated interest	4,159	13,619	9,501	18,822
Affiliated interest	174,131	63,014	474,636	110,411
TOTAL INVESTMENT INCOME	178,290	76,633	484,137	129,233

EXPENSES
Investment advisory fees (Note 5)	1,007,524	469,069	2,287,708	862,420
Administration fees	34,280	21,775	79,820	43,225
Custody fees	3,084	3,000	6,214	6,000
Transfer agent fees	18,643	14,984	37,703	30,017
Registration and filing fees	22,019	7,145	30,384	7,145
Professional fees	107,645	84,767	259,145	160,234
Printing fees	12,670	12,010	37,735	22,380
Trustees fees	13,894	9,923	36,033	19,777
Miscellaneous fees	32,127	5,659	81,694	6,300
TOTAL NET EXPENSES	1,251,886	628,332	2,856,436	1,157,498
NET INVESTMENT LOSS	(1,073,596)	(551,699)	(2,372,299)	(1,028,265)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Non-affiliated	412,210	7,008	418,692	184,701
Net realized gains (losses) from purchased option transactions(2)	(309,048)	99,785	(309,048)	99,785
Net realized losses on foreign currency	–	–	(2)	–
Net change in unrealized depreciation on other assets	(14,877)	–	(27,370)	–
Net change in unrealized depreciation on investments	(5,314,886)	(5,252,023)	(12,378,918)	(6,829,545)
Net change in unrealized depreciation on warrants transactions(2)	(89,599)	–	(403,523)	–
Net change in unrealized depreciation on purchased options(2)	(14,105)	(282,180)	–	(282,180)
Net Realized and Unrealized Loss on Investments	(5,330,305)	(5,427,410)	(12,700,169)	(6,827,239)

Net Decrease In Net Assets Resulting From Operations	$(6,403,901)	$(5,979,109)	$(15,072,468)	$(7,855,504)

Net Decrease In Net Assets Per Share Resulting From Operations(3)	$(0.75)	$(1.71)	$(2.36)	$(2.25)

(1)	For the Period April 18, 2011 (inception) through September 30, 2011.
(2)	Primary risk exposure is equity contracts.
(3)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012	FOR THE PERIOD ENDED SEPT. 30, 2011(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(15,072,468)	$(7,855,504)
Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(29,412,237)	(22,028,155)
Proceeds from disposition of investments	3,157,210	2,957,129
Investment in purchased options	(309,048)	—
Proceeds from litigation claim	6,482	42,255
Increase in dividends, interest, and reclaims receivable	(474,636)	(177,808)
Increase/(decrease) in segregated cash	2,440,000	(1,597,500)
Increase in payable to affiliates	574,167	637,665
Net realized gain from investments	(109,644)	(284,486)
Increase/(decrease) in other assets	12,405	(40,231)
Increase in offering costs payable	5,090	—
Decrease in accrued expenses and other payables	(100,594)	—
Net unrealized appreciation/depreciation from investments and other assets	12,809,811	7,111,725
Net cash used in operating activities	(26,473,462)	(21,234,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	127,482,805	94,434,607
Net cash provided by financing activities	127,482,805	94,434,607

Net change in cash	101,009,343	73,199,697
Cash - beginning of period	63,792,414	—
Cash - end of period	$164,801,757	$73,199,697

(1)	For the period April 18, 2011 (inception) through September 30, 2011.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012 (UNAUDITED)	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
FROM OPERATIONS
Net investment loss	$(2,372,299)	$(1,447,690)
Net realized gains (losses) from security transactions, and foreign currency	109,642	(1,256,369)
Net change in unrealized depreciation on other assets, investments, warrants transactions and purchased options	(12,809,811)	(8,103,073)
Net decrease in net assets from operations	(15,072,468)	(10,807,132)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock(2)	127,482,805	94,434,607
Net increase in net assets from capital share transactions	127,482,805	94,434,607
TOTAL INCREASE IN NET ASSETS	112,410,337	83,627,475

NET ASSETS:
Beginning of period	83,627,475	—
End of period	$196,037,812	$83,627,475
Accumulated Net Investment (Loss)	$(2,372,299)	$—

COMMON STOCK ACTIVITY:
Shares issued	5,060,000	3,496,480
Net increase in shares outstanding	5,060,000	3,496,480
Shares outstanding, beginning of period	3,496,480	—
Shares outstanding, end of period	8,556,480	3,496,480

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Selected Per Share Data and Ratios

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012 (UNAUDITED)		FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$23.92		$27.01
Income from investment operations:
Net investment loss	(0.28)		(0.41)
Net realized and unrealized gains (losses) on investments	(1.11)		(2.68)
Total from investment operations	(1.39)		(3.09)
Premiums from shares sold in offerings	0.38		—
Net asset value at end of period	$22.91		$23.92

Market value at end of period	$17.44		$14.33

Total return
Based on Net Asset Value	(4.22	)%(A)	(11.44	)%(A)
Based on Stock Price	21.70	%(A)	(46.95	)%(A)

Net assets at end of period (millions)	$196.0		$83.63

Ratio of total expenses to average net assets	2.67	%(B)	2.76	%(B)
Ratio of net investment loss to average net assets	(2.22	)%(B)	(2.28	%)(B)
Portfolio turnover rate	10	%(A)	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
SEPTEMBER 30, 2012 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
FACEBOOK (6.0%)	Social Networking	Common Stock *(1)	600,000	$11,696,400

GILT GROUPE (0.8%)	Internet	Common Stock *(1)	88,841	1,599,138

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	145,187
		Preferred Stock - Series A-2 *(1)	168,804	8,339
		Common Stock *(1)	2	0
				153,526

INTEVAC, INC. (1.7%)	Other Electronics	Common Stock *	545,156	3,330,903

IP UNITY (0.0%)	Networking	Preferred Stock - Series C *(1)	1,932,222	271
		Preferred Stock - Series E *(1)	193,042	27
				298
SILICON GENESIS CORPORATION (1.1%)	Intellectual Property	Preferred Stock -Series 1-C *(1)(2)	82,914	0
		Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	178,550
		Preferred Stock - Series 1-F *(1)(2)	912,453	39,509
		Common Stock *(1)(2)	911,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	94,339	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	500,000	346,650
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,250,000	786,625
		Convertible Note (1)(2) Matures December 2012 Interest Rate 20%	1,000,000	712,300
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

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/11	NET PURCHASES	NET SALES	NET REALIZED GAINS	NET UNREALIZED BALANCE APPRECIATION (DEPRECIATION)1	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/12
Common Stocks
Internet	$—	$2,358,112	$—	$—	$(758,974)	$—	$1,599,138
Intellectual Property	180	—	—	—	(180)	—	—
Renewable Energy	—	6,737,925	—	—	604,453	—	7,342,378
Social Networking	4,475,000	19,316,200	(3,157,210)	412,210	(7,340,422)	—	13,705,778
Preferred Stocks
Intellectual Property	793,487	—	—	—	(575,428)	—	218,059
Networking	298	—	—	—	—	—	298
Renewable Energy	3,445,335	—	—	—	(2,387,370)	—	1,057,965
Services	173,396	—	—	—	(19,870)	—	153,526
Asset Derivatives
Equity Contracts	517,204	—	—	—	(403,524)	—	113,680
Convertible Bonds
Intellectual Property	2,043,450	1,000,000	—	—	(1,197,875)	—	1,845,575
Total	$11,448,350	$29,412,237	$(3,157,210)	$412,210	$(12,079,190)	$—	$26,036,397

(1)	The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2012 was $(12,079,190).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 9/30/12	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital	$0.2M	Market Comparable	EBITDA Multiple	6.1x - 17.2x
investments: Services		Companies	Discount for Lack of Marketability	6.0% - 23.9%

Direct venture capital	$13.7M	Prior Transaction	Volatility	60.7%
investments: Social Networking		Analysis	Risk-Free Rate	0.25%
			Discount for Lack of Marketability	10.0% - 29.5%

Direct venture capital	$2.0M	Liquidation Value	Discount for Lack of Marketability	0.0% - 5.0%
investments: Intellectual Property

Direct venture capital	$8.5M	Prior Transaction	Volatility	62.8% - 100.0%
investments: Renewable Energy		Analysis	Risk-Free Rate	0.25% - 0.63%
			Discount for Lack of Marketability	0.0% - 8.8%

Direct venture capital	$1.6M	Prior Transaction	Volatility	45.47%
investments: Internet		Analysis	Risk-Free Rate	0.25%
			Discount for Lack of Marketability	22.6%

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

THREE MONTHS ENDED SEPTEMBER 30, 2012
Realized gains	$103,162
Net change in unrealized depreciation on investments	(5,433,467)
Net realized and unrealized loss on investments	(5,330,305)

The following table itemizes the net unrealized depreciation of investments as of September 30, 2012.

AS OF SEPTEMBER 30, 2012
Gross unrealized appreciation on portfolio investments	$645,328
Gross unrealized depreciation on portfolio investments	(21,530,842)
Net unrealized depreciation on portfolio investments	(20,885,514)

THREE MONTHS ENDED SEPTEMBER 30,2011
Realized gains	$106,793
Net change in unrealized depreciation on investments	(5,534,203)
Net realized and unrealized loss on investments	(5,427,410)

The following table itemizes the net unrealized depreciation of investments as of September 30, 2011.

AS OF SEPTEMBER 30,2011
Gross unrealized appreciation on portfolio investments	$129,659
Gross unrealized depreciation on portfolio investments	(7,241,384)
Net increase in unrealized depreciation on portfolio investments	(7,111,725)

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
Dated: November 21, 2012
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