Form 10-K
period 2012-12-31
Firsthand Technology Value Fund, Inc.
filed 2013-03-18
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 814-00830

Firsthand Technology Value Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland	77-6100553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Almaden Boulevard, Suite 1250
San Jose, California 95113
(Address and zip code of principal executive offices)

(408) 886-7096
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [   ]    No   [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2012 was approximately $135 million (computed using the closing price of $17.44 per share of Common Stock on December 31, 2012, as reported by the NASDAQ Global Market).

As of March 15, 2013, Firsthand Technology Value Fund had 8,556,480 shares of common stock, par value $0.001 per share, outstanding.

Firsthand Technology Value Fund, Inc.

(Ticker: SVVC)

1R00
1R00

Annual Report
December 31, 2012

LETTER TO SHAREHOLDERS

Dear Fellow Shareholders,

2012 was a year of progress for Firsthand Technology Value Fund. During the year, three of our portfolio companies completed initial public offerings (IPOs). We invested approximately $60 million in exciting, young technology and cleantech companies, and we completed a follow-on offering of our own, which has helped us increase the resources of the fund, broadening the opportunities available for investment.

Our investment strategy involves making investments in promising private companies in industries such as advanced materials, enterprise computing, renewable energy, semiconductors, and social networking. We have the flexibility to make investments directly with the companies (primary transactions) or by purchasing shares from other shareholders (secondary transactions). Many of our investments in later-stage companies, including Facebook, Twitter, and SolarCity, involved secondary transactions. Our early-stage investments tend to be primary transactions.

In many ways, 2012 was the year of Facebook (NASDAQ: FB) for Firsthand Technology Value Fund. On January 23, 2012, we announced that the social networking powerhouse was our largest holding. Coincidentally, Facebook announced its intention to go public approximately one week later. What followed was a roller coaster ride that pushed our shares as high as $45.88 in the weeks leading up to the Facebook IPO, before falling below $20 per share immediately after the company’s unspectacular IPO on May 18. Unfortunately, we traded at sub-$20 levels for the remainder of the year, despite the improving fortunes for Facebook. As I write this, Facebook is trading in the high $20s, and SVVC is trading near $19 per share.

In March, Yelp (NYSE: YELP) completed a successful IPO. We purchased shares of Yelp when it was a private company and sold our position in September with a 15% realized gain in just over nine months.

Our third IPO of the year was SolarCity (NASDAQ: SCTY). We established our position in SolarCity in the second quarter of 2012 at an average cost of $15.81 per share. In December, the company completed its long-anticipated public offering at $8.00 per share. The company’s stock traded up immediately and closed the year at $11.93. As I write this, the stock is trading near $17 per share.

We completed a follow-on offering of our common stock in April 2012. In raising $127 million, we succeeded not only in securing needed capital, but also in broadening the scope of investment opportunities available to us. The Fund’s larger asset base effectively increases the number of investment opportunities available to us, as many late-stage companies look to limit the number of partners they work with to soak up secondary shares.

As with most venture funds, the news on our portfolio was not all positive in 2012. Continued price competition and consolidation in the solar photovoltaic business caused us to take significant write-downs on our positions in two private companies, Skyline Solar and SoloPower. Notably, the price declines that are having such a devastating impact on solar module manufacturers have been a boon for installers such as SolarCity; these lower prices mean lower costs for the systems they’re installing. Intevac, one of our public company holdings, continued to struggle with soft demand in its two major end markets: disk drives and solar.

We made a number of new investments in emerging, innovative companies in 2012. Atop the list is Twitter, the micro-blogging sensation. After making our initial investment in May, we dramatically increased the size of our position in the third and fourth quarters, closing the year with Twitter as our largest holding. By all accounts, Twitter continues to experience tremendous growth, and its advertising platform has been very well received.

CONTINUED ON INSIDE BACK COVER

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2013 are incorporated by reference in Part III of this Form 10-K.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
•	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;
•	Foreign securities;
•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
•	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2012.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE1
Facebook, Inc.2	Social Networking	$15,978,000
Gilt Groupe	Internet Retail	$2,803,658
INNOViON	Ion Implant Foundry	$369,193
Intevac, Inc.2	Manufacturing Equipment	$2,491,363
Pivotal Systems Corp.	Semiconductor Equipment	$4,000,000
QMAT, Inc.	Advanced Materials	$6,000,000
Silicon Genesis Corp.	Intellectual Property	$6,330,275
Skyline Solar, Inc.	Concentrated Photovoltaic Systems	$0
SolarCity Corp.2	Solar Photovoltaic Installer	$4,322,895
SoloPower, Inc.	Solar Photovoltaic Modules	$228,785
Twitter, Inc.	Social Networking	$16,664,504
UCT Coatings, Inc.	Advanced Materials	$0

1
Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2012. For public companies, the figure represents the market value of our securities on December 31, 2012, less any discount due to resale restriction on the security.

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

DEBT OBLIGATIONS
We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2012, the debt obligations held in our portfolio consisted of convertible bridge notes and a term note. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term note we hold is income generating.

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

Compared to otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of these investments to us will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates, and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nation-

alization, expropriation of assets, currency exchange freezes, and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. Interest and dividend income and capital gains on our foreign securities may be subject to withholding and other taxes that may not be recoverable by us. We may seek to hedge all or part of the currency risk of our investments in foreign securities through the use of futures, options, and forward currency purchases or sales.

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

Although we expect that many of our investments will be relatively long term in nature, we may make changes in particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation. We may also make general portfolio changes to increase our cash to position us in a defensive posture. We may make portfolio changes without regard to the length of time we have held an invest-

ment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment that we may have only recently sold. Our investments in privately held companies are illiquid, which limits portfolio turnover. The portfolio turnover rate may vary greatly during a year as well as from year to year and may also be affected by cash requirements.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Further-

more, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person’s office.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in technology and cleantech companies:

MANAGEMENT EXPERTISE
Kevin Landis, our Chief Executive Officer and Chief Financial Officer, has principal management responsibility for Firsthand Capital Management, Inc. as its owner, President and Chief Investment Officer. Mr. Landis has approximately 19 years of experience in technology sector investing, and he intends to dedicate a substantial portion of his time to managing Firsthand Technology Value Fund, Inc. and Firsthand Capital Management, Inc. Kevin Landis controls FCM and is a trustee of Firsthand Funds and a director of SVVC.

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

ABILITY TO SOURCE AND EVALUATE TRANSACTIONS THROUGH THE INVESTMENT ADVISER’S RESEARCH CAPABILITY AND ESTABLISHED NETWORK
FCM’s investment management team has overseen investments in dozens of private companies across various industries while employed by FCM and its affiliates since 1994. We believe the expertise of the Investment Adviser’s management team enables FCM to identify, assess, and structure investments successfully across all levels of a company’s capital structure and to manage potential risk and return at all stages of the economic cycle.

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

We may on a limited basis purchase or sell options on indexes or securities.  We may engage in these transactions to manage risks or otherwise protect the value of the portfolio, and to use these strategies to a limited extent on an opportunistic basis.

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

Upon the completion of due diligence, the Investment Adviser’s investment committee determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside consultants, experts, and/or advisers, as appropriate. To the extent unaffiliated, third-party consultants, experts, and/or advisers are used, we will be responsible for those expenses.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.
We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2012 were approximately $196 million.

WE ARE DEPENDENT UPON FCM’S KEY PERSONNEL FOR OUR FUTURE SUCCESS.
If the Investment Adviser is unable to hire and retain qualified personnel, or if it loses any key member of its management team, our ability to achieve our investment objective could be significantly impaired.

We depend on the diligence, skill, and access to the network of business contacts of the management of FCM, including Mr. Landis, the owner, president and chief executive officer of FCM. We also depend, to a significant extent, on FCM’s access to the investment information and deal flow generated by Mr. Landis and any other investment professionals of FCM. Mr. Landis and other management personnel of FCM evaluate, negotiate, structure, close, and monitor our investments. Our future success depends on the continued service of Mr. Landis and other management personnel of FCM. The resignation of FCM, or the departure of Mr. Landis or any other key managers hired by FCM could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that FCM will remain the Investment Adviser.

THE INVESTMENT ADVISER AND ITS MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A BUSINESS DEVELOPMENT COMPANY.
The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or micro-cap U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Under the 1940 Act, our ability to own publicly-traded securities with market capitalizations in excess of $250 million is limited.  While Mr. Landis has approximately 19 years of experience managing technology stock mutual funds investments and 14 years of experience managing private equity investments, Mr. Landis and FCM have only managed a business development company since April 2011, when they began managing SVVC. The investment philosophy and techniques used by Mr. Landis and FCM may differ from those of other funds. Accordingly, we can offer no assurance that SVVC will replicate the historical performance of other investment companies with which Mr. Landis has been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

THE INVESTMENT ADVISER AND ITS MANAGEMENT MANAGE OTHER FUNDS.
In addition to managing SVVC, FCM is also the investment adviser to two open-end mutual funds in the Firsthand Funds family: Firsthand Technology Opportunities Fund and Firsthand Alternative Energy Fund. Mr. Landis, who has primary responsibility for SVVC, also serves as portfolio manager of Firsthand Alternative Energy Fund and Firsthand Technology Opportunities Fund. This may reduce the time FCM and its investment management team have to devote to the affairs of SVVC. The other funds managed by FCM have stated investment objectives which differ from our own. Accordingly, there may be times when the interests of FCM’s management team differ from our interests.

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

DUE TO RECENT MARKET CONDITIONS WE CURRENTLY HOLD A LARGE PORTION OF OUR ASSETS IN CASH.
As of December 31, 2012, a large portion of the Company’s assets (approximately 70%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

A number of factors have contributed to the fact that we currently have a large cash position. Most significantly, we raised approximately $127 million in new capital in 2012. We began the year with approximately $68 million in cash on hand and deployed approximately $60 million of that cash in 2012.

In addition, changes in the market landscape in 2012 have made it more challenging to deploy our capital. We invest in private companies via two types of transactions: (1) investing directly in a company (a “primary transaction”) and (2) buying already-issued shares from an existing investor in a company (a “secondary transaction”). In 2012 (particularly during the second half), a confluence of events created a dramatic decrease in the availability of both primary and secondary transactions, which resulted in our taking longer to deploy our assets.

In 2012, for the second year in a row, we witnessed a decline in the number of IPOs and M&A transactions for venture-backed companies in the U.S. In our view, the disappointing Facebook IPO soured what had been expected to be a healthy IPO market in the second half of 2012. In our experience, when IPOs and M&A transactions decline, venture capital investors grow more cautious and make fewer investments. Not surprisingly, the number of venture deals in the U.S. was down in 2012 as well. Against this backdrop, we found the investment environment more challenging in the second half of 2012. Because our investment approach often relies upon cooperating with other investors to complete a financing, increased caution among venture investors has made it more difficult to close deals.

In the secondary market, shrinking exits from private companies have made secondary transactions in private company stock much more risky. This increased risk in secondary transactions means we have become much more selective in choosing opportunities for secondary investments.

The Facebook IPO also destabilized the secondary market in 2012. For several weeks and months after the IPO, it appeared that the secondary market locked up, as buyers stepped back and sellers continued to demand high prices. We chose to step back during this period as well, having determined that valuations were likely to fall. Our expectations were confirmed and it was not until late in Q3 of 2012 that we felt comfortable buying again. In the end we believe the price slump has been good for buyers and for our shareholders. We closed several secondary transactions in Q4 of 2012 at significant discounts to the “pre-Facebook” valuations for the companies involved.

More significantly, however, we observed that the availability of shares in what we consider to be top-tier private companies on organized secondary exchanges declined dramatically in 2012. By way of background, the emergence of organized secondary exchanges (including SecondMarket and SharesPost) for private company stock was making headlines in 2011 as trading in shares of Facebook heated up. For a time it appeared that these online secondary exchanges could provide sellers with a ready market for private shares and accredited buyers with access to a large number of potential investments. However, while it was well known that Facebook shares represented the lion’s share of trading volume on these platforms, the continued expansion of online trading of private company shares that many market participants, including us, expected has not materialized. Some companies have even taken steps to discourage or, in some cases, block transactions by their shareholders on these online exchanges. To the extent that shares of top-tier private companies are traded, we have found that the market has become highly fragmented, being handled in many cases by small brokers or directly between buyer and seller, as opposed to online secondary exchanges. The result is a relatively de-centralized market that is less efficient than a more organized exchange could be.

In sum, we have become more selective in making secondary investments and these investments have become more difficult than anticipated due to the declining relevance of online secondary exchanges. This combination of factors means that our ability to utilize these exchanges to deploy our cash has been limited, and it is, therefore, taking us longer to invest our capital than we initially planned. However, we are encouraged by the recent announcement by NASDAQ that it will jointly establish the NASDAQ Private Market with SharesPost to enable more efficient buying and selling of private company shares.

In some cases, particularly for primary transactions, it will be to our advantage to hold sufficient cash reserve so that we can make additional subsequent investments in these companies in order to (a) avoid having our earlier investments become diluted in future dilutive financings, (b) invest additional capital into existing portfolio companies in case additional investments are necessary, and/or (c) exercise warrants, options, or convertible securities that were acquired as part of the earlier transactions. For this reason, in the case of primary transactions (as opposed to secondary transactions where we do not buy the securities from the issuing companies but instead from existing stockholders), we typically reserve cash in an amount at least equal to our initial investment for such follow-on opportunities.  Cash reserves held with respect to a particular investment should, therefore, decline as it is held longer, and will typically not be needed once that portfolio company becomes public or we determine it is no longer in our best interest to make investments in such portfolio company.

In addition, we believe it is in our best interest to be patient, diligent investors. The timing of attractive investment opportunities is unpredictable. We strive to maintain sufficient cash to take advantage of investment opportunities as they arise. Further, it would be difficult to rapidly deploy large amounts of cash, as it takes time to build a pipeline of high-quality potential investments. Over time, our pace of investment has generally accelerated as we have built our pipeline of potential investments. However, there can be no assurance that this increased pace of investment will continue, which could result in our holding a majority of our assets in cash for an extended period covering most of our fiscal year ended December 31, 2013.

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

WE HAVE NOT YET IDENTIFIED ALL OF THE PORTFOLIO COMPANY INVESTMENTS WE INTEND TO ACQUIRE
The Investment Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares.

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

WE MAY PURCHASE OR SELL OPTIONS ON SECURITIES AND INDEXES, WHICH MAY EXPOSE US, AND YOUR INVESTMENT IN OUR COMMON STOCK, TO CERTAIN RISKS.
We may on a limited basis purchase or sell options on indexes or securities. The use of options has risks and our ability to successfully use these techniques depends on our ability to predict pertinent market movements, which cannot be assured.  The use of options may result in losses greater than if they had not been used, may require us to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security we might otherwise sell.

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

2012 Quarter Ending	Low	High
March 31	$14.33	$40.50
June 30	$17.10	$46.50
September 30	$15.40	$17.87
December 31	$17.02	$18.49

SHAREHOLDERS

As of February 28, 2013, there were approximately 2,300 shareholders of record and approximately 14,600 beneficial owners of the Company’s common stock.

DIVIDENDS

We did not pay a cash dividend or declare a deemed dividend for 2012. For more information about deemed dividends, please refer to the discussion under “Item 1. Business—Subchapter M Status.”

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities during 2012 that were not registered under the Securities Act of 1933.

PERFORMANCE GRAPH
The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2012.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF DECEMBER 31, 2012	AS OF DECEMBER 31, 2011
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$59,673,215	$17,041,575
Affiliated investments at acquisition cost	14,544,002	6,544,002
Controlled investments at acquisition cost	6,000,000	—
Total acquisition cost	$80,217,217	$23,585,577
Unaffiliated investments at market value	$42,858,398	$12,645,383
Affiliated investments at market value	10,330,275	2,837,121
Controlled investments at market value	6,000,000	—
Total market value * (Note 6)	59,188,673	15,482,504
Cash**	136,827,597	63,792,414
Segregated cash	—	4,640,000
Receivable for securities sold	1	—
Receivable from interest	1,017,214	346,085
Other assets***	26,677	55,356
Total Assets	197,060,162	84,316,359
LIABILITIES
Payable to affiliates (Note 4)	990,968	432,906
Consulting fee payable	14,000	140,441
Offering cost payable	5,090	—
Accrued expenses and other payables	129,075	115,537
Total Liabilities	1,139,133	688,884
NET ASSETS	$195,921,029	$83,627,475
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$3,496
Paid-in-capital	217,152,025	92,983,421
Accumulated net realized losses from security transactions	(183,638)	(1,256,369)
Net unrealized depreciation on investments, other assets, and warrants transactions	(21,055,914)	(8,103,073)
NET ASSETS	$195,921,029	$83,627,475
Shares of Common Stock outstanding	8,556,480	3,496,480
Net asset value per share (Note 2)	$22.90	$23.92

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/12 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

***
For the periods ended December 31, 2012 and December 31, 2011, other assets consist of $26,677 and $15,125 prepaid insurance payable and $0 and $40,231 of contingent receivable, respectively from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain criteria is met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011 (1)
INVESTMENT INCOME
Unaffiliated interest	$13,478	$27,860
Affiliated interest	675,238	278,687
TOTAL INVESTMENT INCOME	688,716	306,547

EXPENSES
Investment advisory fees (Note 4)	3,279,133	1,280,623
Administration fees (Note 4)	107,751	62,340
Custody fees	9,992	8,793
Transfer agent fees	40,940	24,414
Registration and filing fees	40,475	11,250
Professional fees	355,976	240,371
Printing fees	48,012	90,221
Trustees fees	36,900	23,700
Miscellaneous fees	78,676	12,525
TOTAL NET EXPENSES	3,997,855	1,754,237

NET INVESTMENT LOSS	(3,309,139)	(1,447,690)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Non-affiliated	1,284,636	240,026
Net realized gains (losses) from rights and purchased option transactions (2)	(361,998)	(1,496,395)
Net realized gains (losses) on foreign currency	(2)	—
Net realized gains from written option transactions (2)	150,093	—
Net change in unrealized depreciation on other assets	(27,370)
Net change in unrealized depreciation on investments	(12,918,365)	(7,467,027)
Net change in unrealized depreciation on warrants transactions (2)	(7,106)	(636,046)
Net Realized and Unrealized Loss on Investments	(11,880,112)	(9,359,442)

Net Decrease In Net Assets Resulting From Operations	(15,189,251)	(10,807,132)
Net Decrease In Net Assets Per Share Resulting from Operations (3)	(2.19)	(3.09)

(1)	For the period April 18, 2011 (inception) through December 31, 2011
(2)	Primary risk exposure is equity contracts.
(3)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2012 Consolidated Financial Statements and notes thereto.

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

While our primary focus is to invest in illiquid private technology and cleantech companies, we may also invest in micro-cap publicly traded companies. In addition, we may invest up to 30 percent of the portfolio in opportunistic investments that do not constitute the private companies and micro-cap public companies described above. These other investments may include investments in securities of public companies that are actively traded or in actively traded derivative securities such as options on securities or security indices. These other investments may also include investments in high-yield bonds, distressed debt, or securities of public companies that are actively traded; and securities of companies located outside of the United States. Our investment activities are managed by FCM.

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2012, and the period from April 18, 2011 (commencement of operations), through December 31, 2011.

INVESTMENT INCOME
For the fiscal year ended December 31, 2012, we had interest income of $688,716 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

For the fiscal year ended December 31, 2011, we had interest income of $306,547 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $3,997,855 during the fiscal year ended December 31, 2012.

Significant components of operating expenses for the year ended December 31, 2012, were management fee expense of $3,279,133 and professional fees (audit, legal, accounting, and consulting) of $463,727.

Operating expenses totaled approximately $1,754,237 during the fiscal year ended December 31, 2011.

Significant components of operating expenses for the year ended December 31, 2011, were management fee expense of $1,280,623 and professional fees (audit, legal, accounting, and consulting) of $302,711.

NET INVESTMENT LOSS
The net investment loss was $3,309,139 for the fiscal year ended December 31, 2012.

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

During the year ended December 31, 2012, we recognized net realized gains of approximately $1,072,729, primarily from the sale of publicly-traded securities.

During the year ended December 31, 2011, we recognized net realized losses of approximately $1,256,369, primarily from the sale of publicly-traded securities.

For the fiscal year ended 2012, net unrealized depreciation on total investments increased by $12,952,841. For the fiscal year ended 2011, net unrealized depreciation on total investments increased by $8,103,073. The net change in unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The following tables itemize the components of the net change in net unrealized depreciation of investments for the year ended December 31, 2012 and year ended December 31, 2011.

Year Ended December 31, 2012
Gross unrealized appreciation on portfolio investments	$789,203
Gross unrealized depreciation on portfolio investments	$(21,817,747)
Net increase in unrealized depreciation on portfolio investments	$(21,028,544)
Federal income tax cost, investments	$80,217,217

Year Ended December 31, 2011
Gross unrealized appreciation on portfolio investments	$258,267
Gross unrealized depreciation on portfolio investments	$(8,361,340)
Net increase in unrealized depreciation on portfolio investments	$(8,103,073)
Federal income tax cost, investments	$23,585,577

INCOME AND EXCISE TAXES
As we intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the fiscal year ended December 31, 2012, the net decrease in net assets resulting from operations totaled $15,189,251. Basic and fully diluted net change in net assets per share for the year ended December 31, 2012 was $(2.19).

For the fiscal year ended December 31, 2011, the net decrease in net assets resulting from operations totaled $10,807,132. Basic and fully diluted net change in net assets per share for the year ended December 31, 2011 was $(3.09).

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. At the end of the fiscal year December 31, 2012, we had investments in the following private companies:

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At December 31, 2012, our investment in Gilt Groupe consisted of 198,841 shares of common stock with an aggregate market value of approximately $2.8 million.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At December 31, 2012, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $369,193.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”) provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2012, our investment in Pivotal Systems consisted of 4,765,876 shares of Series A preferred stock and warrants to purchase up to 3,176,935 shares of Series A preferred stock with a combined fair value of approximately $4.0 million.

QMAT, Inc.
QMAT, Inc. (“QMAT”) is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2012, our investment in QMAT consisted of 6,000,000 shares of Series A preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $6.0 million.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2012, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 911,892 shares of common stock, warrants for 1,352,198 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, a $1.0 million par value convertible note, and a $3.0 million term note. The convertible notes each bear annual interest at a rate of 20% and the term note an annual interest at a rate of 10%. The convertible notes  mature on December 31, 2014, and the term note matures December 31, 2016. At December 31, 2012 the combined fair value of our SiGen securities was approximately $6.3 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At December 31, 2012, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $0.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At December 31, 2012, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $228,785.

Twitter, Inc.
Twitter, Inc. (“Twitter”), San Francisco, CA, is an online social networking service that lets users send and receive 140-character messages (“tweets”). The service has more than 140 million active users and more than 340 million daily tweets.

At December 31, 2012, our investment in Twitter consisted of 787,200 shares of common stock and 194,000 shares of Series B preferred stock, with a fair value of approximately $16.7 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2012, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $0.

PUBLIC INVESTMENTS
On December 31, 2012, we had investments in the following public securities:

Facebook, Inc.
Facebook, Inc. (“Facebook”), Menlo Park, CA, is an online social networking service with approximately 900 million active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections. At December 31, 2012, our investment in Facebook consisted of 600,000 shares of common stock with a fair value of $15,978,000.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At December 31, 2012, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of approximately $2.5 million.

SolarCity Corp.
SolarCity Corp. (“SolarCity”), San Mateo, CA, is a leading installer of commercial and residential solar photovoltaic systems.

At December 31, 2012, our investment in SolarCity consisted of 426,300 shares of common stock, with a fair value of approximately $4.3 million.  Because our holdings in SolarCity were purchased while it was a private company, we are subject to  a 180-day “lock-up” period during which we are not allowed to dispose of the security. Due to this resale restriction, our valuation of our SolarCity holdings reflects a discount to SolarCity’s closing price on December 31, 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had investments in public and private securities totaling approximately $59.2 million. Also, at December 31, 2012, we had approximately $136.8 million in cash.We primarily invest cash on hand in interest-bearing deposit accounts or money market funds. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2012, net assets totaled approximately $195.9 million, with a net asset value per share of $22.90. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur.

Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

For the fiscal year 2012, we made five new investments and many follow-on investments totaling approximately $60 million:

•	On January 13, 2012, we acquired an additional 40,000 shares of Facebook at a cost of approximately $1.2 million.

•	On January 30, 2012, we acquired an additional 60,000 shares of Facebook at a cost of approximately $1.9 million.

•	On February 2, 2012, Yelp executed a 1-for-4 reverse stock split of its common stock.

•
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

•	On February 21, 2012, we acquired an additional 50,000 shares of Facebook at a cost of approximately $1.6 million.

•
On March 1, 2012, Yelp completed the initial public offering of its common stock at a price of $15.00 per share. The company’s stock commenced trading on the New York Stock Exchange on March 2, 2012 and the closing price on that day was $24.58.

•	On March 8, 2012, we acquired an additional 330,000 shares of Facebook at a cost of approximately $10.5 million.

•	On March 20, 2012, we acquired an additional 70,000 shares of Facebook at a cost of approximately $2.2 million.

•	On April 9, 2012, we acquired 54,127 shares of Gilt Groupe common stock at a cost of approximately $1.4 million.

•	On April 18, 2012, we acquired an additional 34,714 shares of Gilt Groupe common stock at a cost of approximately $0.9 million.

•	On March 28, 2012, we acquired 120,000 shares of SolarCity common stock at a cost of approximately $2.0 million.

•	On May 1, 2012, we acquired 100,000 shares of Twitter common stock at a cost of approximately $1.8 million.

•	On June 1, 2012, we acquired an additional 66,300 shares of SolarCity common stock at a cost of approximately $1.0 million.

•	On June 7, 2012, we acquired an additional 240,000 shares of SolarCity common stock at a cost of approximately $3.8 million.

•	On June 11, 2012, we were granted an additional 10,000 shares of Silicon Genesis common stock as payment for being on their board.

•	On September 28, 2012, we acquired an additional 8,400 shares of Twitter common stock at a cost of approximately $151,000.

•	On October 4, 2012, we acquired an additional 70,000 shares of Gilt Groupe common stock at a cost of approximately $1.4 million.

•	On October 11, 2012, we acquired an additional 40,000 shares of Gilt Groupe common stock at a cost of approximately $800,000.

•	On October 12, 2012, we acquired an additional 40,000 shares of Twitter Series B Preferred stock at a cost of approximately $750,000.

•	On October 19, 2012, we acquired an additional 189,000 shares of Twitter common stock at a cost of approximately $3.1 million.

•	On October 25, 2012, we acquired 104,000 shares of Twitter Series B preferred stock at a cost of approximately $1.9 million.

•	On October 31, 2012, we acquired an additional 200,000 shares of Twitter common stock at a cost of approximately $3.3 million.

•	On November 13, 2012, we acquired an additional 85,000 shares of Twitter common stock at a cost of approximately $1.4 million.

•	On November 13, 2012, we acquired an additional 50,000 shares of Twitter Series B preferred stock at a cost of approximately $900,000.

•	On November 14, 2012, we invested $500,000 in Silicon Genesis Corp in the form of a convertible note. The note has an annual interest rate of 10% and a maturity date of December 31, 2012.

•
On November 27, 2012, we acquired 4,765,876 shares of Pivotal Systems Series A preferred stock and received a warrant to purchase another 3,176,935 shares of Pivotal Systems Series A preferred stock at a cost of approximately $4.0 million.

•	On November 27, 2012, we acquired an additional 100,000 shares of Twitter common stock at a cost of approximately $1.7 million.

•	On November 28, 2012, we acquired an additional 4,800 shares of Twitter common stock at a cost of approximately $79,000.

•
On December 13, 2012, we acquired 6,000,000 shares of QMAT Series A preferred stock and received a warrant to purchase another 2,000,000 shares of QMAT Series A preferred stock at a cost of approximately $6.0 million.

•	On December 14, 2012, we invested $3,000,000 in Silicon Genesis Corp in the form of a term note. The note has an annual interest rate of 10% and a maturity date of December 13, 2016.

•	On December 18, 2012, we acquired an additional 100,000 shares of Twitter common stock at a cost of approximately $1.7 million.

SUBSEQUENT EVENTS

•	On January 15, 2013, we acquired an additional 25,000 shares of Twitter common stock at a cost of approximately $413,000.

•	On February 21, 2013, we acquired 140,024 shares of TapAd, Inc., Series B Preferred Stock at a cost of approximately $1,500,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the accompanying statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012, and the related statements of operations, changes in net assets, and cash flows and the highlights for the year ended December 31, 2012 and the period April 18, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2011, by correspondence with the custodian, issuers and brokers or by other appropriate auditing procedures as deemed necessary. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Firsthand Technology Value Fund, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets, and its cash flows and the financial highlights for the year ended December 31, 2012 and the period April 18, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2012 and the period April 18, 2011 to December 31, 2011 of the Company and our report dated March 18, 2013 expressed an unqualified opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 18, 2013

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF DECEMBER 31, 2012	AS OF DECEMBER 31, 2011
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$59,673,215	$17,041,575
Affiliated investments at acquisition cost	14,544,002	6,544,002
Controlled investments at acquisition cost	6,000,000	—
Total acquisition cost	$80,217,217	$23,585,577
Unaffiliated investments change to investments at market value	$42,858,398	$12,645,383
Affiliated issuers at market value	10,330,275	2,837,121
Controlled investments at market value	6,000,000	—
Total market value * (Note 6)	59,188,673	15,482,504
Cash**	136,827,597	63,792,414
Segregated cash	—	4,640,000
Receivable for securities sold	1	—
Receivable from interest	1,017,214	346,085
Other assets***	26,677	55,356
Total Assets	197,060,162	84,316,359
LIABILITIES
Payable to affiliates (Note 4)	990,968	432,906
Consulting fee payable	14,000	140,441
Offering cost payable	5,090	—
Accrued expenses and other payables	129,075	115,537
Total Liabilities	1,139,133	688,884
NET ASSETS	$195,921,029	$83,627,475
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$3,496
Paid-in-capital	217,152,025	92,983,421
Accumulated net realized losses from security transactions	(183,638)	(1,256,369)
Net unrealized depreciation on investments, other assets and warrants transactions	(21,055,914)	(8,103,073)
NET ASSETS	$195,921,029	$83,627,475
Shares of Common Stock outstanding	8,556,480	3,496,480
Net asset value per share (Note 2)	$22.90	$23.92

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/12 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

***
For the periods ended December 31, 2012 and December 31, 2011, other assets consist of $26,677 and $15,125 prepaid insurance payable and $0 and $40,231 of contingent receivable, respectively from the sale of Solaicx to MEMC for an initial cash payment plus possible future cash payments if certain criteria is met.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
DECEMBER 31, 2012

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
FACEBOOK (8.2%)	Social Networking	Common Stock, Class A *(1)	600,000	$15,978,000

GILT GROUPE (1.4%)	Internet	Common Stock (1)	198,841	2,803,658

INNOVION CORP. (0.2%)	Services	Preferred Stock - Series A-1 *(1)	324,948	296,775
		Preferred Stock - Series A-2 *(1)	168,804	72,417
		Common Stock *(1)	1	1
				369,193

INTEVAC, INC. (1.3%)	Other Electronics	Common Stock *	545,156	2,491,363

PIVOTAL SYSTEMS (2.0%)	Semiconductor	Preferred Stock Warrants *(1)(2)	3,176,935	66,220
	Equipment	Preferred Stock - Series A *(1)(2)	4,765,876	3,933,780
				4,000,000

QMAT, INC. (3.1%)	Advanced	Common Stock Warrants *(1)(2)	2,000,000	418,721
	Materials	Preferred Stock - Series A *(1)(2)	6,000,000	5,581,279
				6,000,000

SILICON GENESIS	Intellectual	Preferred Stock -Series 1-C *(1)(2)	82,914	2,794
CORPORATION (3.2%)	Property	Preferred Stock -Series 1-D *(1)(2)	850,830	7,913
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	462,633
		Preferred Stock -Series 1-F *(1)(2)	912,453	101,921
		Common Stock *(1)(2)	911,892	456
		Preferred Stock Warrants - Series 1-E *(1)(2)	94,339	217
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	3,522
		Common Stock Warrants *(1)(2)	37,982	19
		Common Stock Warrants *(1)(2)	3,000,000	300
		Common Stock Warrants *(1)(2)	5,000,000	500
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2012

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
		Term Note (1)(2) Matures December 2016 Interest Rate 10%	3,000,000	$3,000,000

				6,330,275
SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	—

SOLAR CITY CORP. (2.2%)	Renewable Energy	Common Stock *(1)	426,300	4,322,895

SOLOPOWER, INC. (0.1%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	63,160
		Preferred Stock - Series B *(1)	100,205	16,404
		Preferred Stock - Series D *(1)	100,000	39,840
		Preferred Stock - Series E-1 *(1)	190,476	88,781
		Common Stock Warrants *(1)	400,000	20,600
				228,785

TWITTER, INC. (8.5%)	Social Networking	Preferred Stock - Series B *(1)	194,000	3,294,857
		Common Stock *(1)	787,200	13,369,647
				16,664,504

UCT COATINGS (0.0%)	Advanced	Common Stock *(1)	1,500,000	0
	Materials	Common Stock Warrants *(1)	136,986	0
		Common Stock Warrants *(1)	2,283	0
		Common Stock Warrants *(1)	33,001	0
				0
TOTAL INVESTMENTS
(Cost $80,217,217)
—30.2%				59,188,673
				136,732,356

NET ASSETS — 100.0%				$195,921,029

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011 (1)
INVESTMENT INCOME
Unaffiliated interest	$13,478	$27,860
Affiliated interest	675,238	278,687
TOTAL INVESTMENT INCOME	688,716	306,547

EXPENSES
Investment advisory fees (Note 4)	3,279,133	1,280,623
Administration fees (Note 4)	107,751	62,340
Custody fees	9,992	8,793
Transfer agent fees	40,940	24,414
Registration and filing fees	40,475	11,250
Professional fees	355,976	240,371
Printing fees	48,012	90,221
Trustees fees	36,900	23,700
Miscellaneous fees	78,676	12,525
TOTAL NET EXPENSES	3,997,855	1,754,237

NET INVESTMENT LOSS	(3,309,139)	(1,447,690)

Net Realized and Unrealized Loss on Investments:
Net realized gains from security transactions
Non-affiliated	1,284,636	240,026
Net realized gains (losses) from rights and purchased option transactions (2)	(361,998)	(1,496,395)
Net realized gains (losses) on foreign currency	(2)	–
Net realized gains from written option transactions (2)	150,093	–
Net change in unrealized depreciation on other assets	(27,370)
Net change in unrealized depreciation on investments	(12,918,365)	(7,467,027)
Net change in unrealized depreciation on warrants transactions (2)	(7,106)	(636,046)
Net Realized and Unrealized Loss on Investments	(11,880,112)	(9,359,442)

Net Decrease In Net Assets Resulting From Operations	(15,189,251)	(10,807,132)
Net Decrease In Net Assets Per Share Resulting from Operations (3)	(2.19)	(3.09)

(1)	For the period April 18, 2011 (inception) through December 31, 2011
(2)	Primary risk exposure is equity contracts.
(3)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(15,189,251)	$(10,807,132)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(59,876,938)	(9,149,780)
Proceeds from disposition of investments	3,657,210	3,517,093
Investment in purchased options	(361,998)	—
Investment in written options	150,093	—
Proceeds from litigation claim	872,722	80,516
Increase in receivable for investments sold	(1)	—
Increase in dividends, interest, and reclaims receivable	(671,129)	(346,085)
(Increase)/decrease in segregated cash	4,640,000	(4,640,000)
Increase in payable to affiliates	558,062	432,906
Net realized gain (loss) from investments	(922,636)	1,256,369
Net realized gain from written options	(150,093)	—
Increase/(decrease) in other assets	1,309	(55,356)
Increase in offering costs payable	5,090	—
Increase/(decrease) in accrued expenses and other payables	(112,903)	255,978
Net unrealized appreciation/depreciation from investments and other assets	12,952,841	8,103,073
Net cash used in operating activities	(54,447,622)	(11,352,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	127,482,805	75,144,832 (2)
Net cash provided by financing activities	127,482,805	75,144,832

Net change in cash	73,035,183	63,792,414
Cash - beginning of period	63,792,414	—
Cash - end of period	$136,827,597	$63,792,414

(1)	For the Period April 18, 2011 (inception) through December 31, 2011.
(2)	Excludes $19,289,775 increase in net assets from securities transferred in through reorganization.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011 (1)
FROM OPERATIONS:
Net investment loss	$(3,309,139)	$(1,447,690)
Net realized gains (losses) from security transactions, written and purchased options and foreign currency	1,072,729	(1,256,369)
Net change in unrealized depreciation on investments, other assets and warrants transactions	(12,952,841)	(8,103,073)
Net decrease in net assets from operations	(15,189,251)	(10,807,132)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock (2)	127,482,805	94,434,607
Net increase in net assets from capital share transactions	127,482,805	94,434,607
TOTAL INCREASE IN NET ASSETS	112,293,554	83,627,475
NET ASSETS:
Beginning of period	83,627,475	—
End of period	$195,921,029	$83,627,475

COMMON STOCK ACTIVITY:
Shares issued	5,060,000	3,496,480
Net increase in shares outstanding	5,060,000	3,496,480
Shares outstanding, beginning of period	3,496,480	—
Shares outstanding, end of period	8,556,480	3,496,480

(1)	For the Period April 18, 2011 (inception) through December 31, 2011.
(2)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$23.92	$27.01
Income from investment operations:
Net investment loss	(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(1.01)	(2.68)
Total from investment operations	(1.40)	(3.09)
Premiums from shares sold in offerings	0.38	-
Net asset value at end of period	$22.90	$23.92

Market value at end of period	$17.44	$14.33

Total return
Based on Net Asset Value	(4.26)%	(11.44)%	(A)
Based on Market Value	21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$195.9	$83.63
Ratio of total expenses to average net assets	2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(2.12)%	(2.28)%	(B)
Portfolio turnover rate	10%	18%	(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
DECEMBER 31, 2012

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On December 31, 2012, our financial statements include venture capital investments valued at $36,396,415.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES.  At December 31, 2012, we held $40,719,310 in restricted securities.

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the year ended December 31, 2012, the Company earned $13,478 in interest on interest-bearing accounts.  During the year ended December 31, 2012, the Company recorded $675,238 of bridge/term note interest.

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

INCOME TAXES.  As we intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

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

The market value of the Company’s purchased options as of December 31, 2012 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended December 31, 2012 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the year ended December 31, 2012, were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	6,000	$150,093
Options expired during period	(6,000)	$(150,093)
Options outstanding, end of year	—	$—

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board has approved a multi-step valuation process to be followed each quarter, as described below:

(1)	each quarter the valuation process begins with each portfolio company or investment being initially valued by the Adviser Valuation Committee or the independent valuation firm;

(2)
the Valuation Committee of the Board on a quarterly basis reviews the preliminary valuation of the Adviser Valuation Committee and that of the independent valuation firms and makes the fair value determination, in good faith, based on the valuation recommendations of the Adviser Valuation Committee and the independent valuation firms; and

(3)
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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2012, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2012, there were no incentive fees paid or accrued for.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2012:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Intellectual Properties	$—	$—	$456
Internet	—	—	2,803,658
Other Electronics	2,491,363	—	—
Renewable Energy	—	—	4,322,895
Services	—	—	1
Social Networking	15,978,000	—	13,369,647
Total Common Stocks	18,469,363	—	20,496,657
Preferred Stocks
Intellectual Property	$—	$—	$575,261
Renewable Energy	—	—	208,185
Semiconductor Equipment	—	—	3,933,780
Services	—	—	369,192
Social Networking	—	—	3,294,857
Total Preferred Stocks	—	—	8,381,275
Asset Derivatives *
Equity Contracts	$—	$—	$6,091,378
Total Asset Derivatives	—	—	6,091,378
Convertible Notes
Intellectual Property	$—	$—	$5,750,000
Total Convertible Notes	—	—	5,750,000
Total	$18,469,363	$—	$40,719,310

*	Asset derivatives include warrants and purchased options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no significant transfers between Levels 1 and 2 during the period since commencement of operations and ended December 31, 2012.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/11	GROSS PURCHASES	GROSS SALES	NET REALIZED GAINS	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/12
Common Stocks
Intellectual Property	$180	$—	$—	$—	$276	$—	$456
Internet	—	4,558,112	—	—	(1,754,454)	—	2,803,658
Renewable Energy	—	6,737,925	—	—	(2,415,030)	—	4,322,895
Services	—	—	—	—	1	—	1
Social Networking	4,475,000	30,558,900	(3,157,210)	412,210	(2,941,253)	(15,978,000)	13,369,647
Preferred Stocks
Advanced Materials	—	6,000,000	—	—	(418,721)	—	5,581,279
Intellectual Property	793,487	—	—	—	(218,226)	—	575,261
Networking	298	—	(1)	(297)	—	—	—
Renewable Energy	3,445,335	—	—	—	(3,237,150)	—	208,185
Semiconductor
Equipment	—	4,000,000	—	—	(66,220)	—	3,933,780
Services	173,396	—	—	—	195,796	—	369,192
Social Networking	—	3,522,000	—	—	(227,143)	—	3,294,857
Asset Derivatives
Equity Contracts	517,204	—	—	—	(7,105)	—	510,099
Convertible Bonds
Intellectual Property	2,043,450	4,000,000	—	—	(293,450)	—	5,750,000
Total	$11,448,350	$59,376,937	$(3,157,211)	$411,913	$(11,382,679)	$(15,978,000)	$40,719,310

(1)	The net change in unrealized depreciation from Level 3 instruments held as of December 31, 2012 was $(8,290,680).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 12/31/12	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.4M	Market Comparable Companies	EBITDA Multiple Discount for Lack of Marketability	5.9x - 6.4x 0.0% - 24.7%
Direct venture capital investments: Social Networking	$16.7M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	62.66% 0.25% 30.30%
Direct venture capital investments: Intellectual Property	$6.3M	Market Comparable Companies	Revenue Multiple EBITDA Multiple Discount for Lack of Marketability	0.9x - 1.1x 6.3x - 8.6x 0.0% - 47.9%

	FAIR VALUE AT 12/31/12	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Renewable Energy	$4.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	94.02% 0.36% 0.0% - 57.6%
		Market Comparable Companies	Revenue Multiple EBITDA Multiple	0.7x - 0.8x 4.0x -7.1x
Direct venture capital investments: Internet	$2.8M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	44.5% 0.25% 22.10%
Direct venture capital investments: Advanced Materials	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	58.32% 0.72% 0.0% - 46.0%
Direct venture capital investments: Semiconductor Equipment	$4.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	54.35% 0.36% 0.0% - 35.5%

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

TAX TABLES
Reclassification of Capital Accounts
	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(3,309,141)	$3,309,139	$2

As of December 31, 2012, the Fund had short-term capital loss carry forwards for federal income tax purposes in the amount of  $(183,638), which do not expire.

Components of Distributable Earnings as of 12/31/12
FIRSTHAND TECHNOLOGY VALUE FUND
Net Unrealized Appreciation (Depreciation)	$(21,055,914)
Accumulated Capital Loss Carryforward	(183,638)
Total Distributable Earnings	$(21,239,552)

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the beneﬁts of a tax position taken or expected to be taken in a tax return. Taxable years ending 2011 and 2012 remain open to federal and state audit.  As of December 31, 2012, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s ﬁnancial statements for uncertain tax provisions.

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2012.

PURCHASES AND SALES
Purchases of investment securities	$59,876,937
Proceeds from sales and maturities of investment securities	$3,657,210

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2011, through December 31, 2012, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/11	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/12	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/12	ACQUISITION COST
Pivotal Systems, Series A	—	4,765,876	—	4,765,876	$—	$—	$3,933,780	$4,000,000
Pivotal Systems, Series A Warrants	—	3,176,935	—	3,176,935	—	—	66,220	—
QMAT, Series A*	—	6,000,000	—	6,000,000	—	—	5,581,279	6,000,000
QMAT, Common Warrant*	—	2,000,000	—	2,000,000	—	—	418,721	—
Silicon Genesis Corp., Common	901,892	10,000	—	911,892	—	—	456	169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	346,019	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	114,742	500,000	500,000
Silicon Genesis Corp., Convertible Note	—	1,000,000	—	1,000,000	—	195,575	1,000,000	1,000,000
Silicon Genesis Corp., Term Note	—	3,000,000	—	3,000,000	—	14,784	3,000,000	3,000,000
Silicon Genesis Corp., Convertible Note	—	500,000	(500,000)	—	—	4,118	—	—
Silicon Genesis Corp., Common Warrant	37,892	—	—	37,982	—	—	19	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	500	—
Silicon Genesis Corp., Common Warrant	—	3,000,000	—	3,000,000	—	—	300	—
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	—	—	2,794	109,518

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/11	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/12	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/12	ACQUISITION COST
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	7,913	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	462,633	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	—	94,339	—	—	217	13,012
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	3,522	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	101,921	583,060
Total Affiliates and Controlled Investments							$16,330,275	$20,544,002
Total Affiliates							$10,330,275	$14,544,002
Total Controlled Investments							$6,000,000	$6,000,000

* Controlled investment.

As of December 31, 2012, Kevin Landis represents the Company and sits on the board of directors of Pivotal Systems, Inc.; Silicon Genesis Corporation; and QMAT, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

QMAT Financial Summary*
Total Assets	$7,000,000
Total Liabilities	—
Net Shareholder Equity	$7,000,000

Total Revenues	$—
Total Expenses	—
Net Income	$—

* The Company owns approximately 85% of the voting shares outstanding.

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

Our management evaluated as of December 31, 2012 the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which appears on page 37 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2013 (the “2013 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, a copy of which is posted on our website http://www.firsthandtvf.com.

Our CEO certifies the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2013 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2013 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Procedures” and “Fees Paid to Tait, Weller & Baker for 2012” in the 2013 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	36
Statement of Assets and Liabilities as of December 31, 2012	38
Schedule of Investments as of December 31, 2012	39
Statement of Operations as of December 31, 2012	41
Statement of Cash Flows as of December 31, 2012	42
Statement of Changes in Net Assets as of December 31, 2012	43
Financial Highlights	44
Notes to Financial Statements	45

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description
3.1.
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

10.5
Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

10.6
Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

14.1
Registrant’s Code of Ethics for Principal Executives and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2012.

24.1	Power of Attorney is incorporated by reference to Exhibit 24 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002— filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 —filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 18, 2013	By:	/s/ Kevin Landis
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board and Chief Executive Officer,	March 18, 2013
Kevin Landis	and Chief Financial Officer

*	Director	March 18, 2013
Greg Burglin

*	Director	March 18, 2013
Rodney Yee

*	Director	March 18, 2013
Kimun Lee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit
Number	Descriptions
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This page intentionally left blank

This page intentionally left blank

This page intentionally left blank

This page intentionally left blank

This page intentionally left blank

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

LETTER TO SHAREHOLDERS - CONTINUED FROM INSIDE FRONT COVER

Late in the year, we made a couple of investments in earlier-stage companies. The first was in a Bay Area company called Pivotal Systems Corporation, a business we believe to be in the right place at the right time. Pivotal has developed a unique component in an often-overlooked corner of the semiconductor equipment industry. Using Pivotal’s technology, customers can perform real-time monitoring and process control during manufacturing operations. We believe this capability is critically important to leading-edge semiconductor manufacturers as fabrication processes continue to demand higher precision.

We made an investment in December in an early-stage company called QMAT, Inc. QMAT is developing advanced materials technologies for the electronics industry.

Taking a step back to take a look at the broader venture capital landscape, we are again drawn to Facebook, and the impact the company’s IPO had on the market. Many observers, ourselves included, believed that a successful Facebook IPO could have re-ignited an otherwise lackluster market for IPOs. Alas, this did not come to pass and, for the second year in a row, we witnessed a decline in both the number of IPOs and in M&A transactions for venture-backed companies.

Against this backdrop, we found the investment environment more challenging in the second half of the year. Specifically, it has become more difficult for companies to close private funding rounds. While this dark cloud has made investing more difficult lately, the silver lining is that valuations have become much more attractive on the deals we are able to complete.

The challenging IPO market has also cast secondary transactions in private company stock in a different light. With exit opportunities becoming more scarce, secondary transactions have become much more risky. In addition, we believe that the availability of shares in top-tier private companies on organized secondary exchanges declined dramatically in 2012. The combination of fewer primary deals being completed and the declining volume on secondary exchanges means that we now face more challenges in deploying our capital. Therefore, it is likely going to take longer to invest our capital than we initially planned.

That’s not all bad: There are worse things than proceeding more deliberately while getting better prices.

Despite the increasing challenges highlighted here, we continue to view investment in private technology and cleantech companies with great excitement. Small, private companies represent innovation, which is the fuel that powers technology sector growth. We thank you for entrusting your investment dollars with us, and we will continue to work hard to locate and invest in the most promising young growth companies.

Sincerely,

Kevin Landis
CEO and President
Firsthand Technology Value Fund, Inc.

For stockholder inquiries, registered stockholders should call 1.800.331.1710. For general inquiries, please call 1.800.976.8776; or visit us on the web at http://www.firsthandtvf.com.