Form 10-Q
period 2013-03-31
Firsthand Technology Value Fund, Inc.
filed 2013-05-10
CIK 1495584

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer

[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes     [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2013
Common Stock, $0.001 par value per share	8,556,480

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of March 31, 2013 (Unaudited) and December 31, 2012	2
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and for the Three Months Ended March 31, 2012	3
	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and for the Three Months Ended March 31, 2012	4
	Statements of Changes in Net Assets for the Three Months Ended March 31, 2013 (Unaudited) and for the Year Ended December 31, 2012	5
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2013 (Unaudited), for the Year Ended December 31, 2012 and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of March 31, 2013	7
	Notes To Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF MARCH 31, 2013 (UNAUDITED)	AS OF DECEMBER 31, 2012
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$61,585,707	$59,673,215
Affiliated investments at acquisition cost	14,530,990	14,544,002
Controlled investments at acquisition cost	6,000,000	6,000,000
Total acquisition cost	$82,116,697	$80,217,217
Unaffiliated investments at market value	$47,626,545	$42,858,398
Affiliated investments at market value	10,221,521	10,330,275
Controlled investments at market value	6,000,000	6,000,000
Total market value * (Note 6)	63,848,066	59,188,673
Cash**	134,965,498	136,827,597
Receivable for securities sold	—	1
Receivable from interest	1,204,917	1,017,214
Other assets	19,501	26,677
Total Assets	200,037,982	197,060,162
LIABILITIES
Payable to affiliates (Note 4)	979,146	990,968
Consulting fee payable	—	14,000
Offering cost payable	—	5,090
Accrued expenses and other payables	59,608	129,075
Total Liabilities	1,038,754	1,139,133
NET ASSETS	$198,999,228	$195,921,029
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$8,556
Paid-in-capital	217,152,025	217,152,025
Accumulated net investment loss	(886,520)	—
Accumulated net realized gains/(losses) from security transactions	993,798	(183,638)
Net unrealized depreciation on investments, other assets, and warrants transactions	(18,268,631)	(21,055,914)
NET ASSETS	$198,999,228	$195,921,029
Shares of Common Stock outstanding	8,556,480	8,556,480
Net asset value per share (Note 2)	$23.26	$22.90

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 3/31/13 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations
	FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
INVESTMENT INCOME
Unaffiliated interest	$3,396	$2,966
Affiliated interest	262,704	136,606
TOTAL INVESTMENT INCOME	266,100	139,572

EXPENSES
Investment advisory fees (Note 4)	979,146	424,994
Administration and accounting	30,206	21,780
Custody fees	3,688	1,682
Transfer agent fees	6,664	7,157
Registration and filing fees	4,438	3,848
Professional fees	71,164	82,598
Printing fees	19,110	19,269
Trustees fees	15,000	8,056
Other fees	23,204	7,444
TOTAL EXPENSES	1,152,620	576,828

NET INVESTMENT LOSS	(886,520)	(437,256)

Net Realized and Unrealized Gain on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	(40,195)	—
Net realized gains from written option transactions (1)	1,217,631	—
Net change in unrealized appreciation (depreciation) on other assets	27,370	(12,493)
Net change in unrealized appreciation on investments	2,775,028	2,944,461
Net change in unrealized depreciation on warrants transactions (1)	(15,115)	(258,440)
Net Realized and Unrealized Gain on Investments	3,964,719	2,673,528

Net Increase In Net Assets Resulting From Operations	$3,078,199	$2,236,272
Net Increase In Net Assets Per Share Resulting from Operations (2)	$0.36	$0.64

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows
	FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in Net Assets resulting from operations	$3,078,199	$2,236,272

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(1,912,492)	(20,320,001)
Investment in written options	1,217,631	—
Proceeds from litigation claim	187	—
Increase in deferred offering costs	—	(55,000)
Decrease in receivable for investments sold	1	—
Increase in dividends, interest, and reclaims receivable	(187,703)	(136,605)
Decrease in segregated cash	—	2,281,888
Decrease in payable to affiliates	(11,822)	(7,326)
Net realized loss from investments	40,195	—
Net realized gain from written options	(1,217,631)	—
Decrease in other assets	7,176	4,110
Increase/(decrease) in offering costs payable	(5,090)	55,000
Increase/(decrease) in accrued expenses and other payables	(83,467)	13,046
Net unrealized appreciation from investments, other assets, and warrants transactions	(2,787,283)	(2,673,528)
Net cash used in operating activities	(1,862,099)	(18,602,144)

Net change in cash	(1,862,099)	(18,602,144)
Cash - beginning of period	136,827,597	63,792,414
Cash - end of period	$134,965,498	$45,190,270

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets
	FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2012
FROM OPERATIONS:
Net investment loss	$(886,520)	$(3,309,139)
Net realized gains from security transactions and written options	1,177,436	1,072,729
Net change in unrealized appreciation (depreciation) on investments, other assets and warrants transactions	2,787,283	(12,952,841)
Net increase (decrease) in net assets from operations	3,078,199	(15,189,251)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock	—	127,482,805
Net increase in net assets from capital share transactions	—	127,482,805
TOTAL INCREASE IN NET ASSETS	3,078,199	112,293,554

NET ASSETS:
Beginning of period	195,921,029	83,627,475
End of period	$198,999,228	$195,921,029
Accumulated Net Investment Loss	$(886,520)	$—

COMMON STOCK ACTIVITY:
Shares issued	—	5,060,000
Net increase in shares outstanding	—	5,060,000
Shares outstanding, beginning of period	8,556,480	3,496,480
Shares outstanding, end of period	8,556,480	8,556,480

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.10)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	0.46		(1.01)	(2.68)
Total from investment operations	0.36		(1.40)	(3.09)
Premiums from shares sold in offerings	-		0.38	-
Net asset value at end of period	$23.26		$22.90	$23.92

Market value at end of period	$19.29		$17.44	$14.33

Total return
Based on Net Asset Value	1.57%	(A)	(4.26)%	(11.44)%	(A)
Based on Stock Price	10.61%	(A)	21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$199.0		$195.9	$83.63
Ratio of total expenses to average net assets	2.37%	(B)	2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(1.82)%	(B)	(2.12)%	(2.28)%	(B)
Portfolio turnover rate	0%	(A)	10%	18%	(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
MARCH 31, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
FACEBOOK (7.7%)	Social Networking	Common Stock, Class A *	600,000	$15,348,000

GILT GROUPE (1.0%)	Internet	Common Stock (1)	198,841	1,928,758

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	203,320
		Preferred Stock - Series A-2 *(1)	168,804	33,136
		Common Stock *(1)	1	0
				236,456

INTEVAC, INC. (1.3%)	Other Electronics	Common Stock *	545,156	2,573,136

PIVOTAL SYSTEMS (2.0%)	Semiconductor	Preferred Stock Warrants - Series A *(1)(2)	3,176,935	66,322
	Equipment	Preferred Stock - Series A *(1)(2)	4,765,876	3,934,170
				4,000,492

QMAT, INC. (3.0%)	Advanced	Preferred Stock Warrants - Series A *(1)(3)	2,000,000	415,631
	Materials	Preferred Stock - Series A *(1)(3)	6,000,000	5,584,369
				6,000,000

SILICON GENESIS	Intellectual	Preferred Stock -Series 1-C *(1)(2)	82,914	0
CORPORATION (3.1%)	Property	Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	385,623
		Preferred Stock -Series 1-F *(1)(2)	912,453	85,406
		Common Stock *(1)(2)	921,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000
		Term Note (1)(2) Matures December 2016 Interest Rate 10%	3,000,000	3,000,000
				6,221,029

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
MARCH 31, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES	VALUE
SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	$0

SOLAR CITY CORP. (3.6%)	Renewable Energy	Common Stock *(1)	426,300	7,243,690

SOLOPOWER, INC. (0.0%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	0
		Preferred Stock - Series B *(1)	100,205	0
		Preferred Stock - Series D *(1)	100,000	0
		Preferred Stock - Series E-1 *(1)	190,476	0
		Common Stock Warrants *(1)	400,000	0
				0

TAPAD, INC. (0.8%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	140,024	1,499,993

TWITTER, INC. (9.3%)	Social Networking	Preferred Stock - Series B *(1)	194,000	3,559,124
		Common Stock *(1)	812,200	14,900,621
				18,459,745

UCT COATINGS (0.2%)	Advanced	Common Stock *(1)	1,500,000	336,750
	Materials	Common Stock Warrants *(1)	136,986	14
		Common Stock Warrants *(1)	2,283	0
		Common Stock Warrants *(1)	33,001	3
				336,767
TOTAL INVESTMENTS
(Cost $82,116,697)
—32.1%				63,848,066
OTHER ASSETS IN EXCESS
OF LIABILITIES - 67.9%				135,151,162

NET ASSETS — 100.0%				$198,999,228

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3).
(2)	Affiliated issuer.
(3)	Controlled investments.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
MARCH 31, 2013 (UNAUDITED)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” “us,” “our,” and “we”) is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011.  Under normal circumstances, the Company will invest at least 80% of its net assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our total assets in privately held companies and in public companies with market capitalizations of less than $250 million.  Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above).  These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company’s financial statements included in this report:

USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On March 31, 2013, our financial statements include venture capital investments valued at $38,683,240.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES.  At March 31, 2013, we held $45,926,930 in restricted securities.

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended March 31, 2013, the Company earned $3,396 in interest on interest-bearing accounts.  During the quarter ended March 31, 2013, the Company recorded $262,704 of bridge/term note interest.

SHARE VALUATION.  The net asset value (“NAV”)  per share of the Company is calculated by dividing the sum of the value of the securities held by the Company, plus cash or other assets, minus all liabilities (including estimated accrued expenses), by the total number of shares outstanding of the Company, rounded to the nearest cent.

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

CONCENTRATION OF CREDIT RISK.  The Company places its cash and cash equivalents with financial institutions, and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

The market value of the Company’s purchased options as of March 31, 2013 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the quarter ended March 31, 2013 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the quarter ended March 31, 2013 were as follows:

	CONTRACTS	RECEIVED
Options outstanding at December 31, 2012	—	$—
Options written during quarter	30,000	$1,909,861
Options expired during quarter	(30,000)	$(1,909,861)
Options outstanding at March 31, 2013	—	$—

The average volume of the Company’s derivatives during the three months ended March 31, 2013 is as follows:

Warrants (Shares)
Firsthand Technology Value Fund, Inc.	15,092,216

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

(1)
each quarter the valuation process begins with each portfolio company or investment being initially valued by the Valuation Committee of the Advisor (as defined below) (the “Adviser Valuation Committee”) or the independent valuation firm;

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

The base management fee will be calculated at an annual rate of 2.00% of our gross assets.  For services rendered under the Investment Management Agreement, the base management fee will be payable quarterly in arrears.  The base management fee will be calculated based on the average of (1) the value of our gross assets at the end of the current calendar quarter and (2) the value of our gross assets at the end of the preceding calendar quarter; and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  Base management fees for any partial quarter will be pro-rated.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2012, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2013, there were no incentive fees paid or accrued for.

NOTE 5.  DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

NOTE 6.  FAIR VALUE

Securities traded on, or quoted by, the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued according to the NASDAQ official closing price. Securities traded on other stock exchanges, including the New York Stock Exchange (“NYSE”), are valued at their last reported sale price as of the close of trading of that exchange (normally 4:00 P.M. Eastern Time for the NYSE). If a security is not traded that day, the security will be valued at its most recent bid price.

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

Securities and other assets that do not have market quotations readily available are valued at their fair value as determined in good faith by the Board in accordance with the Valuation Procedures adopted by the Valuation Committee of the Board.

In pricing illiquid, privately placed securities, the Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring that the investments of the Company are valued within the prescribed guidelines.

The Valuation Committee of the Board is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board of Directors.  The Valuation Committee of the Board receives information and recommendations from the Adviser and an independent valuation firm.

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

The main approaches to measuring fair value utilized are the market approach, the income approach, and the asset-based approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the Company, as well as the purpose for which the valuation analysis is being conducted.  FCM and the independent valuation firm rely primarily on the market and income approaches. We also considered the asset-based approach in our analysis because certain of the portfolio companies do not have substantial operating earnings relative to the value of their underlying assets.

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

-
Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted).  The measurement is based on the value indicated by current market expectations about those future amounts.  Those valuation techniques include present value techniques and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

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

The inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2013:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS		LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—		$—	$336,750
Internet	—		—	1,928,758
Other Electronics	2,573,136		—	—
Renewable Energy	—		—	7,243,690
Social Networking	15,348,000		—	14,900,621
Total Common Stocks	17,921,136		—	24,409,819
Preferred Stocks
Advertising Technology	$—	$		$1,499,993
Advanced Materials				5,584,369
Intellectual Property	—		—	471,029
Semiconductor Equipment	—		—	3,934,170
Services	—		—	236,456
Social Networking	—		—	3,559,124
Total Preferred Stocks	—		—	15,285,141
Asset Derivatives *
Equity Contracts	$—		$—	$481,970
Total Asset Derivatives	—		—	481,970
Convertible Notes
Intellectual Property	$—		$—	$5,750,000
Total Convertible Notes	—		—	5,750,000
Total	$17,921,136		$—	$45,926,930

*	Asset derivatives include warrants and purchased options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no significant transfers between Levels 1 and 2 during the quarter ended March 31, 2013.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/12	GROSS PURCHASES	GROSS SALES	NET REALIZED GAINS	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/13
Common Stocks
Advanced Materials	$—	$—	$—	$—	$336,750	$—	$336,750
Intellectual Property	456	—	—	—	(456)	—	—
Internet	2,803,658	—	—	—	(874,900)	—	1,928,758
Renewable Energy	4,322,895	—	—	—	2,920,795	—	7,243,690
Services	1	—	—	—	(1)	—	—
Social Networking	13,369,647	412,500	—	—	1,118,474	—	14,900,621
Preferred Stocks
Advanced Materials	5,581,279	—	—	—	3,090	—	5,584,369
Advertising Technology	—	1,499,993	—	—	—	—	1,499,993
Intellectual Property	575,261	—	—	—	(104,232)	—	471,029
Renewable Energy	208,185	—	—	—	(208,185)	—	—
Semiconductor Equipment	3,933,780	—	—	—	390	—	3,934,170
Services	369,192	—	—	—	(132,736)	—	236,456
Social Networking	3,294,857	—	—	—	264,267	—	3,559,124
Asset Derivatives
Equity Contracts	510,099	—	—	—	(28,129)	—	481,970
Convertible Bonds
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Total	$40,719,310	$1,912,493	$—	$—	$3,295,127	$—	$45,926,930

(1)	The net change in unrealized appreciation from Level 3 instruments held as of March 31, 2013 was $3,295,127.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2013:

	FAIR VALUE AT 3/31/13	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.2M	Market Comparable Companies	EBITDA Multiple Discount for Lack of Marketability	6.0x 0.0% - 39.2%
Direct venture capital investments: Social Networking	$18.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	60.54% 0.25% 29.4%
Direct venture capital investments: Intellectual Property	$6.2M	Market Comparable Companies	Revenue Multiple EBITDA Multiple Discount for Lack of Marketability	1.3x - 1.5x 8.5x - 8.7x 0.0% - 30.0%
Direct venture capital investments: Renewable Energy	$7.2M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	91.38% 0.36% 0.0% - 56.3%
		Market Comparable Companies	Revenue Multiple	0.7x - 1.6x
Direct venture capital investments: Internet	$1.9M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	44.45% 0.25% 22.10%
Direct venture capital investments: Advanced Materials	$6.4M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	55.52% 0.77% 0.0% - 43.8%
		Market Comparable Companies	EBITDA Multiple	7.9x - 8.2x
Direct venture capital investments: Semiconductor Equipment	$4.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	54.24% 0.36% 0.0% - 35.4%
Direct venture capital investments: Advertising Technology	$1.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	49.84% 0.24% 0.0% - 24.6%

NOTE 7.  FEDERAL INCOME TAXES

The Company has elected, and intends to qualify annually, for the special tax treatment afforded RICs under the Code.  As provided in the Code, in any fiscal year in which a BDC so qualifies and distributes at least 90% of its taxable net income, the BDC (but not the shareholders) will be relieved of federal income tax on the income distributed.  Accordingly, no provision for income taxes has been made.  To avoid imposition of the excise tax applicable to regulated investment companies, the Company intends to declare as dividends in each calendar year at least 98% of its net investment income (earned during the calendar year) and 98% of its net realized capital gains (earned during the 12 months ended October 31) plus undistributed amounts, if any, from prior years.

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2013.

PURCHASES AND SALES
Purchases of investment securities	$1,912,492
Proceeds from sales and maturities of investment securities	$—

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2012 through March 31, 2013, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ GRANTS	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/13	ACQUISITION COST
Pivotal Systems, Series A	4,765,876	—	—	4,765,876	$—	$—	$3,934,170	$4,000,000
Pivotal Systems, Series A Warrants	3,176,935	—	—	3,176,935	—	—	66,322	—
QMAT, Series A*	6,000,000	—	—	6,000,000	—	—	5,584,369	6,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	415,631	—
Silicon Genesis Corp., Common	911,892	10,000	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	96,261	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	32,488	500,000	500,000
Silicon Genesis Corp., Convertible Note	1,000,000	—	—	1,000,000	—	59,006	1,000,000	1,000,000
Silicon Genesis Corp., Term Note	3,000,000	—	—	3,000,000	—	74,949	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	385,623	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	94,339	—	(13,012)	—	—	—

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/13	ACQUISITION COST
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	85,406	583,060
Total Affiliates and Controlled Investments							$16,221,521	$20,530,990
Total Affiliates							$10,221,521	$14,530,990
Total Controlled Investments							$6,000,000	$6,000,000

*	Controlled investment.

As of March 31, 2013, Kevin Landis represents the Company and sits on the board of directors of Pivotal Systems, Inc.; Silicon Genesis Corporation; and QMAT, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
The matters discussed in this report, as well as in future oral and written statements by management of the Company, include forward-looking statements based on current management expectations that involve substantial  risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements related to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments and to achieve certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include, without limitations, statements as to:

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

OVERVIEW

We are an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. FCM serves as our investment adviser and manages the investment process on a daily basis.

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equity-related investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80 percent of our net assets for investment purposes in technology companies.  We consider technology companies to be those companies that derive at least 50 percent of their revenues from products and/or services within the information technology sector or in the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we invest at least 70 percent of our total assets in privately held companies and public companies with market capitalizations of less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

While our primary focus is to invest in illiquid private technology and cleantech companies, we may also invest in micro-cap publicly traded companies. In addition, we may invest up to 30 percent of the portfolio in opportunistic investments that do not constitute the private companies and micro-cap public companies described above. These other investments may include investments in securities of public companies that are actively traded or in actively traded derivative securities such as options on securities or security indices. These other investments may also include investments in high-yield bonds, distressed debt, or securities of public companies that are actively traded and securities of companies located outside of the United States. Our investment activities are managed by FCM.

RESULTS OF OPERATIONS

The following information is a comparison for the quarter ended March 31, 2013, and the quarter ended March 31, 2012.

INVESTMENT INCOME
For the quarter ended March 31, 2013, we had interest income of $266,100 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the quarter ended March 31, 2012, we had interest income of $139,572 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the quarter ended March 31, 2013 was due to a significant increase in the principal amount of the outstanding notes with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $1,152,620 during the quarter ended March 31, 2013.

Significant components of operating expenses for the quarter ended March 31, 2013, were management fee expense of $979,146 and professional fees (audit, legal, accounting, and consulting) of $101,370.

Operating expenses totaled approximately $576,828 during the quarter ended March 31, 2012.

Significant components of operating expenses for the period ended March 31, 2012, were management fee expense of $424,994 and professional fees (audit, legal, accounting, and consulting) of $104,378.

The higher level of operating expenses for the quarter ended March 31, 2013 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $886,520 for the quarter ended March 31, 2013.

The net investment loss was $437,256 for the quarter ended March 31, 2012.

The greater net investment loss in the quarter ended March 31, 2013 is primarily due to the increase in management fees. As noted above, the increase in investment advisory fees is due to the expansion of our total assets, on which the investment advisory fees are based.

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

During the quarter ended March 31, 2013, we recognized net realized gains of approximately $1,177,436 from the sale of securities. Realized gains were substantially higher than those in the year-ago period due to premiums collected from written options transactions during the quarter.

During the quarter ended March 31, 2013, net unrealized depreciation on total investments decreased by $2,787,283. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an increase in the fair value of our portfolio companies, notably SolarCity and Twitter.

During the quarter ended March 31, 2012, there were no recognized net realized gains/(losses) from the sale of securities.

During the quarter ended March 31, 2012, net unrealized depreciation on total investments and other assets decreased by $2,673,528. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Facebook.

A summary of the net realized and unrealized loss on investments for the three-month period ended March 31, 2013, and March 31, 2012, is shown below.

Three Months Ended March 31, 2013
Realized gains	$1,177,436
Net change in unrealized depreciation on investments	$2,787,283
Net realized and unrealized gain on investments	$3,964,719

As of March 31, 2013
Gross unrealized appreciation on portfolio investments	$2,384,708
Gross unrealized depreciation on portfolio investments	$(20,653,339)
Net unrealized depreciation on portfolio investments	$(18,268,631)

Three Months Ended March 31, 2012
Realized gains	$-
Net change in unrealized depreciation on investments	$2,673,528
Net realized and unrealized gain on investments	$2,673,528

As of March 31, 2012
Gross unrealized appreciation on portfolio investments	$4,335,179
Gross unrealized depreciation on portfolio investments	$(9,764,724)
Net increase in unrealized depreciation on portfolio investments	$(5,429,545)

INCOME AND EXCISE TAXES
As we intend to continue to qualify as a RIC under Subchapter M of the Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the quarter ended March 31, 2013, the net increase in net assets resulting from operations totaled $3,078,199. Basic and fully diluted net change in net assets per share for the quarter ended March 31, 2013 was $0.36.

For the quarter ended March 31, 2012, the net increase in net assets resulting from operations totaled $2,236,272. Basic and fully diluted net change in net assets per share for the quarter ended March 31, 2012 was $0.64. Despite a larger increase in net assets for the quarter ended March 13, 2013, which is due primarily to an increase in realized gains from written options transactions, the net increase in net assets per share was smaller, due to the larger number of outstanding shares for the quarter ended March 13, 2013.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had investments in public and private securities totaling approximately $63.8 million. Also, at March 31, 2013, we had approximately $135.0 million in cash.We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of March 31, 2013, net assets totaled approximately $199.0 million, with an NAV per share of $23.26. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. At March 31, 2013, we had investments in the following private companies:

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At March 31, 2013, our investment in Gilt Groupe consisted of 198,841 shares of common stock with an aggregate market value of approximately $1.9 million.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At March 31, 2013, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $236,456.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”) provides monitoring and process control technologies for the semiconductor manufacturing industry.

At March 31, 2013, our investment in Pivotal Systems consisted of 4,765,876 shares of Series A preferred stock and warrants to purchase up to 3,176,935 shares of Series A preferred stock with a combined fair value of approximately $4.0 million.

QMAT, Inc.
QMAT, Inc. (“QMAT”) is developing advanced materials technologies for applications in the electronics industry.

At March 31, 2013, our investment in QMAT consisted of 6,000,000 shares of Series A preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $6.0 million.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At March 31, 2013, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 921,892 shares of common stock, warrants for 1,257,859 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, a $1.0 million par value convertible note, and a $3.0 million term note. The convertible notes each bear annual interest at a rate of 20% and the term note bears an annual interest at a rate of 10%. The convertible notes  mature on December 31, 2014, and the term note matures on December 31, 2016. At March 31, 2013, the combined fair value of our SiGen securities was approximately $6.2 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At March 31, 2013, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $0.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At March 31, 2013, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $0.

TapAd, Inc.
TapAd, Inc. (“TapAd”), New York, NY, is an advertising technology company that enables digital advertisers to deliver targeted advertisements to users across multiple devices (i.e., desktop, mobile, tablet).

At March 31, 2013, our investments in TapAd consisted of 140,024 shares of Series B-1 preferred stock, with a fair value of approximately $1.5 million.

Twitter, Inc.
Twitter, Inc. (“Twitter”), San Francisco, CA, is an online social networking service that lets users send and receive 140-character messages (“tweets”). The service has more than 140 million active users and more than 340 million daily tweets.

At March 31, 2013, our investment in Twitter consisted of 812,200 shares of common stock and 194,000 shares of Series B preferred stock, with a fair value of approximately $18.5 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At March 31, 2013, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $336,767.

PUBLIC INVESTMENTS
At March 31, 2013, we had investments in the following public securities:

Facebook, Inc.
Facebook, Inc. (“Facebook”), Menlo Park, CA, is an online social networking service with approximately 900 million active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections. At March 31, 2013, our investment in Facebook consisted of 600,000 shares of common stock with a market value of $15,348,000.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At March 31, 2013, our investment in Intevac consisted of 545,156 shares of common stock with an aggregate market value of approximately $2.6 million.

SolarCity Corp.
SolarCity Corp. (“SolarCity”), San Mateo, CA, is a leading installer of commercial and residential solar photovoltaic systems.

At March 31, 2013, our investment in SolarCity consisted of 426,300 shares of common stock, with a fair value of approximately $7.2 million.  Because our holdings in SolarCity were purchased while it was a private company, we are subject to  a 180-day “lock-up” period during which we are not allowed to dispose of the security. Due to this resale restriction, our valuation of our SolarCity holdings reflects a discount to SolarCity’s closing price on March 31, 2013.

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2013, and through the date of the issuance of the financial statements included herein, a material event related to our portfolio of investments occurred.

•	On April 11, 2013, we acquired 2,267,659 shares of Wrightspeed, Inc. at a cost of approximately $6.0 million. Wrightspeed, Inc. is a supplier of electric drivetrains for medium-duty trucks.

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

WE CURRENTLY HOLD A LARGE PORTION OF OUR ASSETS IN CASH
As of March 31, 2013, a large portion of the Company’s assets (approximately 68%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

A number of factors have contributed to the fact that we currently have a large cash position. Most significantly, we raised approximately $127 million in additional capital in 2012. We began the year 2012 with approximately $68 million in cash on hand and deployed approximately $60 million of that cash in 2012. We deployed an additional $8 million during the first four months of 2013.

In addition, changes in the market landscape in 2012 have made it more challenging to deploy our capital. We invest in private companies via two types of transactions: (1) investing directly in a company (a “primary transaction”) and (2) buying already-issued shares from an existing investor in a company (a “secondary transaction”). In 2012 (particularly during the second half), a confluence of events created a dramatic decrease in the availability of both primary and secondary transactions, which resulted in the need to take longer to deploy our assets.

In 2012, for the second year in a row, we witnessed a decline in the number of IPOs and M&A transactions for venture-backed companies in the U.S. The downward trend has continued through the first quarter of 2013. In our view, the disappointing Facebook IPO soured what had been expected to be a healthy IPO market in the second half of 2012. In our experience, when IPOs and M&A transactions decline, venture capital investors grow more cautious and make fewer investments. Not surprisingly, the number of venture deals in the U.S. was down in 2012 and in the first quarter of 2013 as well. Against this backdrop, we found the investment environment more challenging in the second half of 2012. Because our investment approach often relies upon cooperating with other investors to complete a financing, increased caution among venture investors has made it more difficult to close deals.

In the secondary market, shrinking exits from private companies have made secondary transactions in private company stock much more risky. This increased risk in secondary transactions means we have become much more selective in choosing opportunities for secondary investments.

The Facebook IPO also destabilized the secondary market. For several weeks and months after the IPO, it appeared that the secondary market locked up, as buyers stepped back from and sellers continued to demand high prices. We chose to step back during this period as well, having determined that valuations were likely to fall. Our expectations were confirmed, and it was not until late in the third quarter of 2012 that we felt comfortable investing again. In the end we believe the price slump has been good for buyers and for our shareholders. We closed several secondary transactions in the fourth quarter of 2012 at significant discounts to the “pre-Facebook” valuations for the companies involved.

More significantly, however, we observed that the availability of shares in what we consider to be top-tier private companies on organized secondary exchanges declined dramatically in 2012 and has shown no sign of reversing through the first quarter of 2013. By way of background, the emergence of organized secondary exchanges (including SecondMarket and SharesPost) for private company stock was making headlines in 2011 as trading in shares of Facebook heated up. For a time it appeared that these online secondary exchanges could provide sellers with a ready market for private shares and accredited buyers with access to a large number of potential investments. However, while it was well known that Facebook shares represented the lion’s share of trading volume on these platforms, the continued expansion of online trading of private company shares that many market participants, including us, expected has not materialized. Some companies have even taken steps to discourage or, in some cases, block transactions by their shareholders on these online exchanges. To the extent that shares of top-tier private companies are traded, we have found that the market has become highly fragmented, being handled in many cases by small brokers or directly between buyer and seller, as opposed to online secondary exchanges. The result is a relatively de-centralized market that is less efficient than a more organized exchange could be.

In sum, we have become more selective in making secondary investments, and these investments have become more difficult than anticipated due to the declining relevance on online secondary exchanges. This combination of factors means that our ability to utilize these exchanges to deploy our cash has been limited, and it is, therefore, taking us longer to invest our capital than we initially planned. However, we are encouraged by the recent announcement by NASDAQ that it will jointly establish the NASDAQ Private Market with SharesPost to enable more efficient buying and selling of private company shares.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended march 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2012 in response to Item 1A of Part 1 of Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Registrant)

Dated: May 10, 2013	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002