Form 10-Q/A
period 2013-03-31
Firsthand Technology Value Fund, Inc.
filed 2013-05-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2013 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer

[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes     [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock, $0.001 par value per share	8,556,480

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of March 31, 2013 (Unaudited) and December 31, 2012	2
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and for the Three Months Ended March 31, 2012	3
	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and for the Three Months Ended March 31, 2012	4
	Statements of Changes in Net Assets for the Three Months Ended March 31, 2013 (Unaudited) and for the Year Ended December 31, 2012	5
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2013 (Unaudited), for the Year Ended December 31, 2012 and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of March 31, 2013	7
	Notes To Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

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