Form 10-Q
period 2013-06-30
Firsthand Technology Value Fund, Inc.
filed 2013-08-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2013 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer

[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]  Yes    [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock, $0.001 par value per share	8,556,480

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of June 30, 2013 (Unaudited) and December 31, 2012	2
	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2013 and June 30, 2012, and for the Six Months Ended June 30, 2013 and June 30, 2012	3
	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and June 30, 2012	4
	Statements of Changes in Net Assets for the Six Months Ended June 30, 2013 (Unaudited) and for the Year Ended December 31, 2012	5
	Selected Per Share Data and Ratios for the Six Months Ended June 30, 2013 (Unaudited), for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of June 30, 2013	7
	Notes To Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF JUNE 30, 2013 (UNAUDITED)	AS OF DECEMBER 31, 2012
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$67,585,707	$59,673,215
Affiliated investments at acquisition cost	16,530,990	14,544,002
Controlled investments at acquisition cost	6,000,000	6,000,000
Total acquisition cost	$90,116,697	$80,217,217
Unaffiliated investments at market value	$67,297,465	$42,858,398
Affiliated investments at market value	12,347,100	10,330,275
Controlled investments at market value	6,000,000	6,000,000
Total market value * (Note 6)	85,644,565	59,188,673
Cash**	126,769,478	136,827,597
Receivable for securities sold	—	1
Receivable from interest	1,404,300	1,017,214
Other assets	12,245	26,677
Total Assets	213,830,588	197,060,162
LIABILITIES
Written options, at value (proceeds $549,891, $0, respectively)***	573,720	—
Payable to affiliates (Note 4)	1,031,777	990,968
Consulting fee payable	14,000	14,000
Offering cost payable	—	5,090
Accrued expenses and other payables	41,052	129,075
Total Liabilities	1,660,549	1,139,133
NET ASSETS	$212,170,039	$195,921,029
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$8,556
Paid-in-capital	217,152,025	217,152,025
Accumulated net investment loss	(1,876,033)	—
Accumulated net realized gains/(losses) from security transactions	1,381,452	(183,638)
Net unrealized depreciation on investments, other assets, warrants transactions, and written options	(4,495,961)	(21,055,914)
NET ASSETS	$212,170,039	$195,921,029
Shares of Common Stock outstanding	8,556,480	8,556,480
Net asset value per share (Note 2)	$24.80	$22.90

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 6/30/13 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

***	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012
INVESTMENT INCOME
Unaffiliated interest	$22,170	$2,376	$25,566	$5,342
Affiliated interest	274,382	163,899	537,086	300,505
TOTAL INVESTMENT INCOME	296,552	166,275	562,652	305,847
EXPENSES
Investment advisory fees (Note 4)	1,031,777	855,190	2,010,923	1,280,184
Administration and accounting fees	30,986	23,760	61,192	45,540
Custody fees	4,382	1,448	8,070	3,130
Transfer agent fees	7,178	11,903	13,842	19,060
Registration and filing fees	4,488	4,517	8,926	8,365
Professional fees	119,175	68,902	190,339	151,500
Printing fees	35,426	5,796	54,536	25,065
Director fees	30,000	14,083	45,000	22,139
Other fees	22,653	42,123	45,857	49,567
TOTAL EXPENSES	1,286,065	1,027,722	2,438,685	1,604,550
NET INVESTMENT LOSS	(989,513)	(861,447)	(1,876,033)	(1,298,703)
Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	692	6,482	(39,503)	6,482
Net realized losses on foreign currency	–	(2)	–	(2)
Net realized gains from written option transactions (1)	386,962	–	1,604,593	–
Net change in unrealized appreciation (depreciation) on other assets	–	–	27,370	(12,493)
Net change in unrealized appreciation (depreciation) on investments and foreign currency	13,744,886	(10,008,493)	16,519,914	(7,064,032)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	51,613	(55,484)	36,498	(313,924)
Net change in unrealized appreciation on purchased options (1)	–	14,105	–	14,105
Net change in unrealized depreciation on written options (1)	(23,829)	–	(23,829)	–
Net Realized and Unrealized Gain (Loss) on Investments	14,160,324	(10,043,392)	18,125,043	(7,369,864)
Net Increase (Decrease) In Net Assets Resulting From Operations	$13,170,811	$(10,904,839)	$16,249,010	$(8,668,567)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$1.54	$(1.54)	$1.90	$(1.65)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows
	FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in Net Assets resulting from operations	$16,249,010	$(8,668,567)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash used in operating activities:
Purchases of investments	(9,912,491)	(29,261,037)
Investment in purchased options	—	(136,895)
Investment in written options	2,154,484	—
Proceeds from litigation claim	878	6,480
Decrease in receivable for investments sold	1	—
Increase in dividends, interest, and reclaims receivable	(387,086)	(300,504)
Decrease in segregated cash	—	4,640,000
Increase in payable to affiliates	40,809	422,316
Increase in payable for securities purchased	—	18,791
Net realized (gain)/loss from investments	39,503	(6,480)
Net realized gain from written options	(1,604,593)	—
(Increase)/decrease in other assets	14,432	(16,243)
Increase/(decrease) in offering costs payable	(5,090)	13,547
Decrease in accrued expenses and other payables	(88,023)	(147,950)
Net unrealized appreciation/(depreciation) from investments, other assets, warrants transactions, and written options	(16,559,953)	7,376,344
Net cash used in operating activities	(10,058,119)	(26,060,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	—	127,482,805
Net cash provided by financing activities	—	127,482,805

Net change in cash	(10,058,119)	101,422,607
Cash - beginning of period	136,827,597	63,792,414
Cash - end of period	$126,769,478	$165,215,021

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets
	FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2012
FROM OPERATIONS:
Net investment loss	$(1,876,033)	$(3,309,139)
Net realized gains from security transactions, written and purchased options and foreign currency	1,565,090	1,072,729
Net change in unrealized appreciation (depreciation) on investments, other assets, warrants transactions, and written options	16,559,953	(12,952,841)
Net increase (decrease) in net assets from operations	16,249,010	(15,189,251)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock	—	127,482,805
Net increase in net assets from capital share transactions	—	127,482,805
TOTAL INCREASE IN NET ASSETS	16,249,010	112,293,554

NET ASSETS:
Beginning of period	195,921,029	83,627,475
End of period	$212,170,039	$195,921,029
Accumulated Net Investment Loss	$(1,876,033)	$—

COMMON STOCK ACTIVITY:
Shares issued	—	5,060,000
Net increase in shares outstanding	—	5,060,000
Shares outstanding, beginning of period	8,556,480	3,496,480
Shares outstanding, end of period	8,556,480	8,556,480

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.22)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	2.12		(1.01)	(2.68)
Total from investment operations	1.90		(1.40)	(3.09)
Premiums from shares sold in offerings	-		0.38	-
Net asset value at end of period	$24.80		$22.90	$23.92

Market value at end of period	$19.86		$17.44	$14.33

Total return
Based on Net Asset Value	8.30%	(A)	(4.26)%	(11.44)%	(A)
Based on Stock Price	13.88%	(A)	21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$212.2		$195.9	$83.63
Ratio of total expenses to average net assets	2.44%	(B)	2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(1.88)%	(B)	(2.12)%	(2.28)%	(B)
Portfolio turnover rate	0%	(A)	10%	18%	(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
JUNE 30, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
FACEBOOK (7.0%)	Social Networking	Common Stock, Class A *	600,000	$14,916,000

GILT GROUPE (1.0%)	Internet	Common Stock* (1)	198,841	1,988,410

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	228,601
		Preferred Stock - Series A-2 *(1)	168,804	40,884
		Common Stock *(1)	1	0
				269,485

INTEVAC, INC. (1.5%)	Other Electronics	Common Stock *	545,156	3,085,583

PIVOTAL SYSTEMS (2.8%)	Semiconductor	Preferred Stock Warrants - Series A *(1)(2)	1,588,468	32,055
	Equipment	Preferred Stock Warrants - Series A *(1)(2)	3,176,935	64,109
		Preferred Stock - Series A *(1)(2)	7,148,814	5,903,837
				6,000,001

QMAT, INC. (2.8%)	Advanced	Preferred Stock Warrants - Series A *(1)(3)	2,000,000	437,181
	Materials	Preferred Stock - Series A *(1)(3)	6,000,000	5,562,819
				6,000,000
SILICON GENESIS	Intellectual	Preferred Stock -Series 1-C *(1)(2)	82,914	8
CORPORATION (3.0%)	Property	Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	488,874
		Preferred Stock -Series 1-F *(1)(2)	912,453	108,217
		Common Stock *(1)(2)	921,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000
		Term Note (1)(2) Matures December 2016 Interest Rate 10%	3,000,000	3,000,000
				6,347,099

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES	VALUE
SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	$0

SOLARCITY CORP. (7.6%)	Renewable Energy	Common Stock *(4)	426,300	16,101,351

SOLOPOWER, INC. (0.0%)	Renewable Energy	Preferred Stock - Series A *(1)	400,000	0
		Preferred Stock - Series B *(1)	100,205	0
		Preferred Stock - Series D *(1)	100,000	0
		Preferred Stock - Series E-1 *(1)	190,476	0
		Common Stock Warrants *(1)	400,000	0
				0

TAPAD, INC. (0.7%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	140,024	1,499,993

TWITTER, INC. (10.9%)	Social Networking	Preferred Stock - Series B *(1)	194,000	4,435,558
		Common Stock *(1)	812,200	18,569,897
				23,005,455

UCT COATINGS (0.2%)	Advanced Materials	Common Stock *(1)	1,500,000	430,950
		Common Stock Warrants *(1)	136,986	192
		Common Stock Warrants *(1)	2,283	1
		Common Stock Warrants *(1)	33,001	46
				431,189

WRIGHTSPEED, INC. (2.8%)	Automotive	Preferred Stock - Series C *(1)	2,267,659	5,999,999

TOTAL INVESTMENTS
(Cost $90,116,697)
—40.4%				85,644,565
				126,525,474

NET ASSETS — 100.0%				$212,170,039

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	CONTRACTS	VALUE
WRITTEN OPTIONS (proceeds ($549,891))
SOLARCITY CORP. (0.3)%	Renewable Energy	Written Call Options, Expiring July 20, 2013, Strike Price $39.00	(2,628)	$(394,200)
		Written Call Options, Expiring July 20, 2013, Strike Price $40.00	(1,632)	(179,520)
				$(573,720)

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Affiliated issuer.
(3)	Controlled Investments
(4)	Security held in connection with open written call options.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On June 30, 2013, our financial statements include venture capital investments valued at $51,541,631  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES.  At June 30, 2013, we held $51,541,631 in restricted securities.

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended June 30, 2013, the Company earned $22,170 in interest on interest-bearing accounts.  During the quarter ended June 30, 2013, the Company recorded $274,382 of bridge/term note interest.

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

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

The market value of the Company’s purchased and written options as of June 30, 2013 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the quarter ended June 30, 2013 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the six months ended June 30, 2013 were as follows:

	CONTRACTS	PREMIUMS RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	56,520	$3,535,154
Options closed during period	(48,000)	$(2,760,641)
Options expired during period	(4,260)	$(224,621)
Options outstanding, end of period	4,260	$549,891

The average volume of the Company’s derivatives during the six months ended June 30, 2013 is as follows:

	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	15,605,982	1,420

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

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2013, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2013, there were no incentive fees paid or accrued for.

NOTE 5.  DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

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

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

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

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2013:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$430,950
Internet	—	—	1,988,410
Other Electronics	3,085,583	—	—
Renewable Energy	16,101,351	—	—
Social Networking	14,916,000	—	18,569,897
Total Common Stocks	34,102,934	—	20,989,257
Preferred Stocks
Advanced Materials	—	—	5,562,819
Advertising Technology	—	—	1,499,993
Automotive	—	—	5,999,999
Intellectual Property	—	—	597,099
Semiconductor Equipment	—	—	5,903,837
Services	—	—	269,485
Social Networking	—	—	4,435,558
Total Preferred Stocks	—	—	24,268,790
Asset Derivatives *
Equity Contracts	—	—	533,584
Total Asset Derivatives	—	—	533,584
Convertible Notes
Intellectual Property	—	—	5,750,000
Total Convertible Notes	—	—	5,750,000
Liability Derivatives*
Equity Contracts	—	(573,720)	—
Total Liability Derivatives	—	(573,720)	—
Total	$34,102,934	$(573,720)	$51,541,631

*	Asset derivatives include warrants and liability derivatives include written options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 during the six months ended June 30, 2013.

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/12	NET PURCHASES	NET SALES	NET REALIZED GAINS	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3(2)	BALANCE AS OF 6/30/13
Common Stocks
Advanced Materials	$—	$—	$—	$—	$430,950	$—	$430,950
Intellectual Property	456	—	—	—	(456)	—	—
Internet	2,803,658	—	—	—	(815,248)	—	1,988,410
Renewable Energy	4,322,895	—	—	—	11,778,456	(16,101,351)	—
Services	1	—	—	—	(1)	—	—
Social Networking	13,369,647	412,500	—	—	4,787,750	—	18,569,897
Preferred Stocks
Advanced Materials	5,581,279	—	—	—	(18,460)	—	5,562,819
Advertising Technology	—	—	—	—	1,499,993	—	1,499,993
Automotive	—	5,999,999	—	—	—	—	5,999,999
Intellectual Property	575,261	—	—	—	21,838	—	597,099
Renewable Energy	208,185	—	—	—	(208,185)	—	—
Semiconductor
Equipment	3,933,780	2,000,000	—	—	(29,943)	—	5,903,837
Services	369,192	—	—	—	(99,707)	—	269,485
Social Networking	3,294,857	—	—	—	1,140,701	—	4,435,558
Asset Derivatives
Equity Contracts	510,099	—	—	—	23,485	—	533,584
Convertible Bonds
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Total	$40,719,310	$8,412,499	$—	$—	$18,511,173	$(16,101,351)	$51,541,631

(1)	The net change in unrealized appreciation from Level 3 instruments held as of June 30, 2013 was $18,511,173.
(2)	The 180-day lock-up period on our investment in SolarCity common stock ended in Q2 ‘13.

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2013:

	FAIR VALUE AT 6/30/13	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.3M	Market Comparable Companies	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	6.1x 75.30% 0.66% 0.0% - 39.1%
Direct venture capital investments: Social Networking	$23.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	43.95% 0.15% 13.7%
Direct venture capital investments: Intellectual Property	$6.3M	Market Comparable Companies	Revenue Multiple EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	1.3x - 1.5x 10.5x - 12.4x 53.37% 0.36% 0.0% - 28.9%
Direct venture capital investments: Automotive	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	63.58% 0.66% 0.0%
Direct venture capital investments: Internet	$2.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	42.27% 0.34% 22.1%
Direct venture capital investments: Advanced Materials	$6.4M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	54.31% - 55.33% 1.38% 0.0% - 41.6%
		Market Comparable Companies	EBITDA Multiple	6.2x - 6.3x
Direct venture capital investments: Semiconductor Equipment	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	54.17% 0.66% 0.0% - 34.8%
Direct venture capital investments: Advertising Technology	$1.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	51.54% 0.36% 0.0%

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

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

year) and 98% of its net realized capital gains (earned during the 12 months ended October 31) plus undistributed amounts, if any, from prior years.

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the six months ended June 30, 2013.

PURCHASES AND SALES
Purchases of investment securities	$9,912,491
Proceeds from sales and maturities of investment securities	$—

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2012 through June 30, 2013, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ GRANTS	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/13	ACQUISITION COST
Pivotal Systems, Series A Warrants	—	1,588,468	—	1,588,468	$—	$—	$32,055	$—
Pivotal Systems, Series A	4,765,876	2,382,938	—	7,148,814	—	—	5,903,837	6,000,000
Pivotal Systems, Series A Warrants	3,176,935	—	—	3,176,935	—	—	64,109	—
QMAT, Series A*	6,000,000	—	—	6,000,000	—	—	5,562,819	6,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	437,181	—
Silicon Genesis Corp., Common	911,892	10,000	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	198,490	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	66,408	500,000	500,000
Silicon Genesis Corp., Convertible Note	1,000,000	—	—	1,000,000	—	121,671	1,000,000	1,000,000
Silicon Genesis Corp., Term Note	3,000,000	—	—	3,000,000	—	150,517	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant	3,000,000	—	—	3,000,000	—	—	—	—

Notes to Financial Statements
JUNE 30, 2013 (UNAUDITED) - continued

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ GRANTS	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/13	ACQUISITION COST
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	$—	$—	$8	$109,518
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	488,874	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	94,339	—	(13,012)	—	—	—
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	108,217	583,060
Total Affiliates and Controlled Investments							$18,347,100	$22,530,990
Total Affiliates							$12,347,100	$16,530,990
Total Controlled Investments							$6,000,000	$6,000,000

*	Controlled investment.

As of June 30, 2013, Kevin Landis represents the Company and sits on the board of directors of Pivotal Systems, Inc.; Silicon Genesis Corporation; QMAT, Inc., and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended June 30, 2013, and the three months ended June 30, 2012.

INVESTMENT INCOME
For the three months ended June 30, 2013, we had interest income of $296,552 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the three months ended June 30, 2012, we had interest income of $166,275 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the three months ended June 30, 2013 was due to a significant increase in the principal amount of the outstanding notes with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $1,286,065 during the three months ended June 30, 2013.

Significant components of operating expenses for the three months ended June 30, 2013, were management fee expense of $1,031,777 and professional fees (audit, legal, accounting, and consulting) of $150,161.

Operating expenses totaled approximately $1,027,722 during the three months ended June 30, 2012.

Significant components of operating expenses for the three months ended June 30, 2012, were management fee expense of $855,190 and professional fees (audit, legal, accounting, and consulting) of $92,662.

The higher level of operating expenses for the three months ended June 30, 2013 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $989,513 for the three months ended June 30, 2013.

The net investment loss was $861,447 for the three months ended June 30, 2012.

The greater net investment loss in the three months ended June 30, 2013 is primarily due to the increase in management fees. As noted above, the increase in investment advisory fees is due to the expansion of our total assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
During the three months ended June 30, 2013, we recognized net realized gains of approximately $387,654 from the sale of investments. Realized gains were substantially higher than those in the year-ago period due to premiums collected from written options transactions during the quarter.

During the three months ended June 30, 2013, net unrealized depreciation on total investments decreased by $13,772,670. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an increase in the fair value of our portfolio companies, notably SolarCity and Twitter.

During the three months ended June 30, 2012, there were no recognized net realized gains from the sale of securities.

During the three months ended June 30, 2012, net unrealized depreciation on total investments and other assets increased by $10,049,872. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an decrease in the fair value of our portfolio companies, notably Facebook.

A summary of the net realized and unrealized loss on investments for the three month period ended June 30, 2013, and June 30, 2012, is shown below.

Three Months Ended June 30, 2013
Realized gains	$387,654
Net change in unrealized depreciation on investments	$13,772,670
Net realized and unrealized gain on investments	$14,160,324

As of June 30, 2013
Gross unrealized appreciation on portfolio investments	$15,872,720
Gross unrealized depreciation on portfolio investments	$(20,344,852)
Net unrealized depreciation on portfolio investments	$(4,472,132)

Three Months Ended June 30, 2012
Realized gains	$6,480
Net change in unrealized depreciation on investments	$(10,049,872)
Net realized and unrealized gain on investments	$(10,043,392)

As of June 30, 2012
Gross unrealized appreciation on portfolio investments	$286,566
Gross unrealized depreciation on portfolio investments	$(15,753,490)
Net unrealized depreciation on portfolio investments	$(15,466,924)

INCOME AND EXCISE TAXES
As we intend to continue to qualify as a RIC under Subchapter M of the Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended June 30, 2013, the net increase in net assets resulting from operations totaled $13,170,811. Basic and fully diluted net change in net assets per share for the three months ended June 30, 2013 was $1.54.

For the three months ended June 30, 2012, the net increase in net assets resulting from operations totaled $(10,904,839). Basic and fully diluted net change in net assets per share for the three months ended June 30, 2012 was $(1.54). Despite a larger increase in net assets for the three months ended June 30, 2013, which is due primarily to an increase in realized gains from written options transactions, the net increase in net assets per share was smaller, due to the larger number of outstanding shares for the three months ended June 30, 2013.

The following information is a comparison for the six months ended June 30, 2013, and the six months ended June 30, 2012.

INVESTMENT INCOME
For the six months ended June 30, 2013, we had interest income of $562,652 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the six months ended June 30, 2012, we had interest income of $305,847 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the six months ended June 30, 2013 was due to a significant increase in the principal amount of the outstanding notes with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $2,438,685 during the six months ended June 30, 2013.

Significant components of operating expenses for the six months ended June 30, 2013, were management fee expense of $2,010,923 and professional fees (audit, legal, accounting, and consulting) of $251,531.

Operating expenses totaled approximately $1,604,550 during the six months ended June 30, 2012.

Significant components of operating expenses for the six months ended June 30, 2012, were management fee expense of $1,280,184 and professional fees (audit, legal, accounting, and consulting) of $197,040.

The higher level of operating expenses for the six months ended June 30, 2013 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $1,876,033 for the six months ended June 30, 2013.

The net investment loss was $1,298,703 for the six months ended June 30, 2012.

The greater net investment loss in the six months ended June 30, 2013 is primarily due to the increase in management fees. As noted above, the increase in investment advisory fees is due to the expansion of our total assets, on which the investment advisory fees are based.

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

During the six months ended June 30, 2013, we recognized net realized gains of approximately $1,565,090 from the sale of securities. Realized gains were substantially higher than those in the year-ago period due to premiums collected from written options transactions during the quarter.

During the six months ended June 30, 2013, net unrealized depreciation on total investments decreased by $16,559,953. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an increase in the fair value of our portfolio companies, notably SolarCity and Twitter.

During the six months ended June 30, 2012, there were no recognized net realized gains from the sale of securities.

During the six months ended June 30, 2012, net unrealized depreciation on total investments and other assets increased by $7,376,344. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Facebook.

A summary of the net realized and unrealized loss on investments for the six-month period ended June 30, 2013, and June 30, 2012, is shown below.

Six Months Ended June 30, 2013
Realized gains	$1,565,090
Net change in unrealized depreciation on investments	$16,559,953
Net realized and unrealized gain on investments	$18,125,043

As of June 30, 2013
Gross unrealized appreciation on portfolio investments	$15,872,720
Gross unrealized depreciation on portfolio investments	$(20,344,852)
Net unrealized depreciation on portfolio investments	$(4,472,132)

Six Months Ended June 30, 2012
Realized gains	$6,480
Net change in unrealized depreciation on investments	$(7,376,344)
Net realized and unrealized gain on investments	$(7,369,864)

As of June 30, 2012
Gross unrealized appreciation on portfolio investments	$286,566
Gross unrealized depreciation on portfolio investments	$(15,753,490)
Net unrealized depreciation on portfolio investments	$(15,466,924)

INCOME AND EXCISE TAXES
As we intend to continue to qualify as a RIC under Subchapter M of the Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the six months ended June 30, 2013, the net increase in net assets resulting from operations totaled $16,249,010. Basic and fully diluted net change in net assets per share for the six months ended June 30, 2013 was $1.90.

For the six months ended June 30, 2012, the net decrease in net assets resulting from operations totaled $(8,668,567). Basic and fully diluted net change in net assets per share for the six months ended June 30, 2012 was $(1.65). The larger increase in net assets for the six months ended June 30, 2013 was due primarily to an increase in unrealized gains from SolarCity and Twitter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had investments in public and private securities totaling approximately $85.6 million. Also, at June 30, 2013, we had approximately $126.8 million in cash.  We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of June 30, 2013, net assets totaled approximately $212.2 million, with an NAV per share of $24.80. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. At June 30, 2013, we had investments in the following private companies:

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At June 30, 2013, our investment in Gilt Groupe consisted of 198,841 shares of common stock with an aggregate market value of approximately $2.0 million.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At June 30, 2013, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $269,485.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”) provides monitoring and process control technologies for the semiconductor manufacturing industry.

At June 30, 2013, our investment in Pivotal Systems consisted of 7,148,814 shares of Series A preferred stock and warrants to purchase up to 4,765,403 shares of Series A preferred stock, with a combined fair value of approximately $6.0 million.

QMAT, Inc.
QMAT, Inc. (“QMAT”) is developing advanced materials technologies for applications in the electronics industry.

At June 30, 2013, our investment in QMAT consisted of 6,000,000 shares of Series A preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $6.0 million.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At June 30, 2013, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 921,892 shares of common stock, warrants for 1,257,859 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, a $1.0 million par value convertible note, and a $3.0 million term note. The convertible notes each bear annual interest at a rate of 20% and the term note bears an annual interest at a rate of 10%. The convertible notes mature on December 31, 2014, and the term note matures on December 31, 2016. At June 30, 2013, the combined fair value of our SiGen securities was approximately $6.3 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At June 30, 2013, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $0.

SoloPower, Inc.
SoloPower, Inc. (“SoloPower”), San Jose, CA, produces low-cost, high-power, flexible thin-film photovoltaic modules that offer a viable alternative to the electricity produced using traditional fossil fuels.

At June 30, 2013, our investments in SoloPower consisted of 400,000 shares of Series A preferred stock, 100,205 shares of Series B preferred stock, 100,000 shares of Series D preferred stock, 190,476 shares of Series E-1 preferred stock, and warrants to purchase 400,000 shares of common stock, with a combined fair value of approximately $0.

TapAd, Inc.
TapAd, Inc. (“TapAd”), New York, NY, is an advertising technology company that enables digital advertisers to deliver targeted advertisements to users across multiple devices (i.e., desktop, mobile, tablet).

At June 30, 2013, our investments in TapAd consisted of 140,024 shares of Series B-1 preferred stock, with a fair value of approximately $1.5 million.

Twitter, Inc.
Twitter, Inc. (“Twitter”), San Francisco, CA, is an online social networking service that lets users send and receive 140-character messages (“tweets”). The service has more than 140 million active users and more than 340 million daily tweets.

At June 30, 2013, our investment in Twitter consisted of 812,200 shares of common stock and 194,000 shares of Series B preferred stock, with a fair value of approximately $23.0 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At June 30, 2013, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $431,189.

Wrightspeed, Inc.
Wrightspeed, Inc. (“Wrightspeed”), San Jose, California,  is a supplier of electric drivetrains for medium-duty trucks.

At June 30, 2013, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock, with a fair value of approximately $6.0 million.

PUBLIC INVESTMENTS
At June 30, 2013, we had investments in the following public securities:

Facebook, Inc.
Facebook, Inc. (“Facebook”), Menlo Park, CA, is an online social networking service with more than 1 billion active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections. At June 30, 2013, our investment in Facebook consisted of 600,000 shares of common stock with a market value of approximately $14.9 million.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries. At June 30, 2013, our investment in Intevac consisted of 545,156 shares of common stock with a market value of approximately $3.1 million.

SolarCity Corp.
SolarCity Corp. (“SolarCity”), San Mateo, CA, is a leading installer of commercial and residential solar photovoltaic systems.

At June 30, 2013, our investment in SolarCity consisted of 426,300 shares of common stock, with a market value of approximately $16.1 million.

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2013, and through the date of the issuance of the financial statements included herein, a material event related to our portfolio of investments occurred.

•
On July 1, 2013, we acquired a $300,000 term note of Telepathy, Inc. at a cost of  $300,000. Telepathy, Inc. is a wearable device company, currently devloping Telepathy One, a wireless, wearable social communication headset.

•
On July 10, 2013, we acquired another 140,024 shares of TapAd, Inc. at a cost of approximately $1.5 million. TapAd, Inc. is an advertising technology company that enables digital advertisers to deliver targeted advertisements to users across multiple devices (i.e., desktop, mobile, tablet).

•
On July 10, 2013, we acquired 512,820 shares of Sunrun, Inc. at a cost of approximately $5.0 million. Sunrun, Inc. is a solar financing company offering solar leases and power purchase agreements to homeowners.

•
On July 12, 2013, we acquired 1,800,000 shares of IO NewCo, Inc. at a cost of approximately $1.8 million. IO NewCo, Inc. is a special-purpose subsidiary created to provide debt financing to a medical device company.

•	On July 15, 2013, we sold 85,300 shares of SolarCity, Inc. at a value of approximately $3.3 million.
•	On July 18, 2013, we sold 100 shares of SolarCity, Inc. at a value of approximately $4,000.
•	On July 19, 2013, we sold 340,600 shares of SolarCity, Inc. at a value of approximately $13.4 million.
•	On July 26, 2013, we sold 300 shares of SolarCity, Inc. at a value of approximately $12,000.
•	On August 7, 2013, we acquired 5,000,000 shares of Telepathy, Inc. at a cost of appoximately $5.0 million.
•	On August 8, 2013, Telepathy, Inc. repaid the $300,000 term note plus interest accrued.

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

WE CURRENTLY HOLD A LARGE PORTION OF OUR ASSETS IN CASH
As of June 30, 2013, a large portion of the Company’s assets (approximately 59%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

A number of factors have contributed to the fact that we currently have a large cash position. Most significantly, we raised approximately $127 million in additional capital in 2012. We began the year 2012 with approximately $68 million in cash on hand and deployed approximately $60 million of that cash in 2012. We deployed an additional $9.9 million during the first six months of 2013.

In addition, changes in the market landscape in 2012 made it more challenging to deploy our capital. We invest in private companies via two types of transactions: (1) investing directly in a company (a “primary transaction”) and (2) buying already-issued shares from an existing investor in a company (a “secondary transaction”). In 2012 (particularly during the second half), a confluence of events created a dramatic decrease in the availability of both primary and secondary transactions, which resulted in the need to take longer to deploy our assets.

In 2012, for the second year in a row, we witnessed a decline in the number of IPOs and M&A transactions for venture-backed companies in the U.S. The downward trend has continued through the first half of 2013. In our view, the disappointing Facebook IPO soured what had been expected to be a healthy IPO market in the second half of 2012. In our experience, when IPOs and M&A transactions decline, venture capital investors grow more cautious and make fewer investments. Not surprisingly, the number of venture deals in the U.S. was down in 2012 and again in the first half of 2013 as well. Against this backdrop, we found the investment environment more challenging in the second half of 2012 and the first half of 2013. Because our investment approach often relies upon cooperating with other investors to complete a financing, increased caution among venture investors has made it more difficult to close deals.

In the secondary market, shrinking exits from private companies have made secondary transactions in private company stock much more risky. This increased risk in secondary transactions means we have become much more selective in choosing opportunities for secondary investments.

The Facebook IPO also destabilized the secondary market in the second half of 2012 and into 2013. For several weeks and months after the IPO, it appeared that the secondary market locked up, as buyers stepped back from and sellers continued to demand high prices. We chose to step back during this period as well, having determined that valuations were likely to fall. Our expectations were confirmed, and it was not until late in the third quarter of 2012 that we felt comfortable investing again. More significantly, however, we observed that the availability of shares in what we consider to be top-tier private companies on organized secondary exchanges declined dramatically in 2012 and has only now begun to show signs of stabilizing. This combination of factors means that our ability to utilize these exchanges to deploy our cash has been limited, and it is, therefore, taking us longer to invest our capital than we initially planned. However, we are encouraged by the March 2013 announcement by NASDAQ that it will jointly establish the NASDAQ Private Market with SharesPost to enable more efficient buying and selling of private company shares.

As we enter the second half of 2013, we believe a sustained stock market rally is buoying the venture capital market and our pipeline of new deals has improved dramatically. We deployed nearly $9 million of capital in July 2013 alone, we have visibility to substantially more investments over the next several months.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Registrant)

Dated: August 9, 2013	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002