Form 10-Q
period 2013-09-30
Firsthand Technology Value Fund, Inc.
filed 2013-11-08
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2013 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer

[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]  Yes    [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value per share	9,072,032

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of September 30, 2013 (Unaudited) and December 31, 2012	2
	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012	3
	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and the Nine Months Ended September 30, 2012	4
	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2013 (Unaudited) and for the Year Ended December 31, 2012	5
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2013 (Unaudited), for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of September 30, 2013	7
	Notes To Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF SEPT 30, 2013 (UNAUDITED)	AS OF DECEMBER 31, 2012
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$73,116,588	$59,673,215
Affiliated investments at acquisition cost	21,530,990	14,544,002
Controlled investments at acquisition cost	7,800,000	6,000,000
Total acquisition cost	$102,447,578	$80,217,217
Unaffiliated investments at market value	$85,105,787	$42,858,398
Affiliated investments at market value	16,750,000	10,330,275
Controlled investments at market value	7,800,000	6,000,000
Total market value * (Note 6)	109,655,787	59,188,673
Cash**	114,121,210	136,827,597
Receivable for securities sold	—	1
Receivable from interest	1,616,670	1,017,214
Other assets	4,910	26,677
Total Assets	225,398,577	197,060,162
LIABILITIES
Payable to affiliates (Note 4)	1,107,098	990,968
Consulting fee payable	19,500	14,000
Offering cost payable	—	5,090
Accrued expenses and other payables	86,623	129,075
Total Liabilities	1,213,221	1,139,133
NET ASSETS	$224,185,356	$195,921,029
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,556	$8,556
Paid-in-capital	217,152,025	217,152,025
Accumulated net investment loss	(2,960,006)	—
Accumulated net realized gain (loss) from security transactions	2,776,572	(183,638)
Net unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	7,208,209	(21,055,914)
NET ASSETS	$224,185,356	$195,921,029
Shares of Common Stock outstanding	8,556,480	8,556,480
Net asset value per share (Note 2)	$26.20	$22.90

*	Includes warrants whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 9/30/13 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPT 30, 2013	SEPT 30, 2012	SEPT 30, 2013	SEPT 30, 2012
INVESTMENT INCOME
Unaffiliated interest	$16,942	$4,159	$42,508	$9,501
Affiliated interest	290,454	174,131	827,540	474,636
TOTAL INVESTMENT INCOME	307,396	178,290	870,048	484,137
EXPENSES
Investment advisory fees (Note 4)	1,107,158	1,007,524	3,118,081	2,287,708
Administration fees	32,159	34,280	93,351	79,820
Custody fees	3,423	3,084	11,493	6,214
Transfer agent fees	18,815	18,643	32,657	37,703
Registration and filing fees	4,537	22,019	13,463	30,384
Professional fees	158,848	107,645	349,187	259,145
Printing fees	28,121	12,670	82,657	37,735
Trustees fees	15,000	13,894	60,000	36,033
Miscellaneous fees	23,308	32,127	69,165	81,694
TOTAL EXPENSES	1,391,369	1,251,886	3,830,054	2,856,436
NET INVESTMENT LOSS	(1,083,973)	(1,073,596)	(2,960,006)	(2,372,299)
Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gains from security transactions
Non-affiliated and other assets	5,794,244	412,210	5,754,741	418,692
Net realized gains (losses) from purchased option transactions (1)	–	(309,048)	–	(309,048)
Net realized gains on foreign currency	–	–	–	(2)
Net realized losses from written option transactions (1)	(4,399,124)	–	(2,794,531)	–
Net change in unrealized depreciation on other assets	–	(14,877)	27,370	(27,370)
Net change in unrealized appreciation on investments	10,541,083	(5,314,886)	27,060,997	(12,378,918)
Net change in unrealized appreciation on warrants transactions (1)	1,139,258	(89,599)	1,175,756	(403,523)
Net change in unrealized appreciation on purchased options (1)	–	(14,105)	–	–
Net change in unrealized appreciation on written options (1)	23,829	–	–	–
Net Realized and Unrealized Gain (Loss) on Investments	13,099,290	(5,330,305)	31,224,333	(12,700,169)
Net Increase (Decrease) In Net Assets Resulting From Operations	$12,015,317	$(6,403,901)	$28,264,327	$(15,072,468)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$1.40	$(0.75)	$3.30	$(2.36)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in Net Assets resulting from operations	$28,264,327	$(15,072,468)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(34,088,004)	(29,412,237)
Proceeds from disposition of investments	17,638,875	3,157,210
Investment in purchased options	—	(309,048)
Investment in written options	(2,794,531)	—
Proceeds from litigation claim	879	6,482
Increase in dividends, interest, and reclaims receivable	(599,456)	(474,636)
Decrease in receivable from investment sold	1	—
Decrease in segregated cash	—	2,440,000
Increase in payable to affiliates	116,130	574,167
Decrease in other assets	21,767	12,405
Increase/(decrease) in offering costs payable	(5,090)	5,090
Decrease in accrued expenses and other payables	(36,952)	(100,594)
Net realized gain from investments	(5,754,741)	(109,644)
Net realized loss from written options	2,794,531	—
Net unrealized (appreciation)/depreciation from investments and other assets	(28,264,123)	12,809,811
Net cash used in operating activities	(22,706,387)	(26,473,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	—	127,482,805
Net cash provided by financing activities	—	127,482,805

Net increase/(decrease) in cash	(22,706,387)	101,009,343
Cash - beginning of period	136,827,597	63,792,414
Cash - end of period	$114,121,210	$164,801,757

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPT 30, 2013 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2012
FROM OPERATIONS:
Net investment loss	$(2,960,006)	$(3,309,139)
Net realized gains (losses) from security transactions, written and purchased options and foreign currency	2,960,210	1,072,729
Net change in unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	28,264,123	(12,952,841)
Net increase (decrease) in net assets from operations	28,264,327	(15,189,251)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock	—	127,482,805
Net increase in net assets from capital share transactions	—	127,482,805
TOTAL INCREASE IN NET ASSETS	28,264,327	112,293,554
NET ASSETS:
Beginning of period	195,921,029	83,627,475
End of period	$224,185,356	$195,921,029
Accumulated Net Investment Loss	$(2,960,006)	$—

COMMON STOCK ACTIVITY:
Shares issued	—	5,060,000
Net increase in shares outstanding	—	5,060,000
Shares outstanding, beginning of period	8,556,480	3,496,480
Shares outstanding, end of period	8,556,480	8,556,480

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPT 30, 2013 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.35)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	3.65		(1.01)	(2.68)
Total from investment operations	3.30		(1.40)	(3.09)
Premiums from shares sold in offerings	-		0.38	-
Net asset value at end of period	$26.20		$22.90	$23.92

Market value at end of period	$24.48		$17.44	$14.33

Total return
Based on Net Asset Value	14.41%	(A)	(4.26)%	(11.44)%	(A)
Based on Stock Price	40.37%	(A)	21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$224.2		$195.9	$83.63
Ratio of total expenses to average net assets	2.47%	(B)	2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(1.91)%	(B)	(2.12)%	(2.28)%	(B)
Portfolio turnover rate	21%	(A)	10%	18%	(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
SEPTEMBER 30, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
ALIPHCOM, INC. (4.1%)	Consumer Electronics	Common Stock* (1)	1,928,005	$9,158,024
FACEBOOK (13.4%)	Social Networking	Common Stock, Class A *	600,000	30,144,000
GILT GROUPE (0.8%)	Internet	Common Stock* (1)	198,841	1,699,593

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	278,870
		Preferred Stock - Series A-2 *(1)	168,804	59,655
		Common Stock *(1)	1	1
				338,526

INTEVAC, INC. (1.4%)	Other Electronics	Common Stock *	545,156	3,194,614

IO NEWCO, INC. (0.8%)	Medical Devices	Preferred Stock - Series A-1* (1)(2)	1,800,000	1,800,000

PIVOTAL SYSTEMS (2.7%)	Semiconductor	Preferred Stock Warrants - Series A *(1)(3)	1,588,468	68,937
	Equipment	Preferred Stock Warrants - Series A *(1)(3)	3,176,935	137,875
		Preferred Stock - Series A *(1)(3)	7,148,814	5,793,188
				6,000,000

QMAT, INC. (2.7%)	Advanced	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	505,678
	Materials	Preferred Stock - Series A *(1)(2)	6,000,000	5,494,322
				6,000,000

SILICON GENESIS	Intellectual	Preferred Stock -Series 1-C *(1)(3)	82,914	0
CORPORATION (2.6%)	Property	Preferred Stock -Series 1-D *(1)(3)	850,830	0
		Preferred Stock -Series 1-E *(1)(3)	5,704,480	0
		Preferred Stock -Series 1-F *(1)(3)	912,453	0
		Common Stock *(1)(3)	921,892	0
		Preferred Stock Warrants - Series 1-E *(1)(3)	1,257,859	0
		Common Stock Warrants *(1)(3)	37,982	0
		Common Stock Warrants *(1)(3)	3,000,000	0
		Common Stock Warrants *(1)(3)	5,000,000	0
		Convertible Note (1)(3) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(3) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(3) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
SEPTEMBER 30, 2013 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
Silicon Genesis (cont’d)		Term Note (1)(3) Matures December 2016 Interest Rate 10%	3,000,000	$3,000,000
				5,750,000
SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	0

SUNRUN, INC. (2.9%)	Renewable Energy	Common Stock *(1)	674,820	6,413,962

TAPAD, INC. (1.3%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986

TELEPATHY, INC. (2.2%)	Consumer Electronics	Preferred Stock - Series A* (1)(3)	5,000,000	5,000,000

TWITTER, INC. (10.9%)	Social Networking	Preferred Stock - Series B *(1)	194,000	4,733,406
		Common Stock *(1)	812,200	19,816,868
				24,550,274

UCT COATINGS (0.3%)	Advanced	Common Stock *(1)	1,500,000	606,450
	Materials	Common Stock Warrants *(1)	136,986	288
		Common Stock Warrants *(1)	2,283	2
		Common Stock Warrants *(1)	33,001	69
				606,809

WRIGHTSPEED, INC. (2.7%)	Automotive	Preferred Stock - Series C *(1)	2,267,659	5,999,999

TOTAL INVESTMENTS
(Cost $102,447,578)
—48.9%				109,655,787
				114,529,569

NET ASSETS — 100.0%				$224,185,356

*	Non-income producing security.
**	Of this $114,529,569, $114,121,210 (or 50.9% of the total net assets) is cash, composed primarily of the Fidelity Institutional Money Market Treasury Portfolio.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled Investments
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On September 30, 2013, our financial statements include venture capital investments valued at $76,317,173.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES.  At September 30, 2013, we held $76,317,173 in restricted securities.

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended September 30, 2013, the Company earned $16,942 in interest on interest-bearing accounts.  During the quarter ended September 30, 2013, the Company recorded $290,454 of bridge/term note interest.

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

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

The market value of the Company’s purchased and written options as of September 30, 2013 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the quarter ended September 30, 2013 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the nine months ended September 30, 2013 were as follows:

	CONTRACTS	PREMIUMS RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	86,520	7,761,330
Options closed during period	(78,000)	(7,098,174)
Options expired during period	(7,666)	(663,156)
Options exercised during period	(854)	—
Options outstanding, end of period	—	$—

The average volume of the Company’s derivatives during the nine months ended September 30, 2013 is as follows:

	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	15,762,865	1,065

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

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2013, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of September 30, 2013, there were no incentive fees paid or accrued for.

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

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

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) – continued

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

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2013:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$606,450
Consumer Electronics	—	—	9,158,024
Internet	—	—	1,699,593
Other Electronics	3,194,614	—	—
Renewable Energy	—	—	6,413,962
Services	—	—	1
Social Networking	30,144,000	—	19,816,868
Total Common Stocks	33,338,614	—	37,694,898
Preferred Stocks
Advanced Materials	—	—	5,494,322
Advertising Technology	—	—	2,999,986
Automotive	—	—	5,999,999
Consumer Electronics	—	—	5,000,000
Medical Devices	—	—	1,800,000
Semiconductor Equipment	—	—	5,793,188
Services	—	—	338,525
Social Networking	—	—	4,733,406
Total Preferred Stocks	—	—	32,159,426
Asset Derivatives *
Equity Contracts	—	—	712,849
Total Asset Derivatives	—	—	712,849
Convertible Notes
Intellectual Property	—	—	5,750,000
Total Convertible Notes	—	—	5,750,000
Total	$33,338,614	$—	$76,317,173

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of September 30, 2013.

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/12	NET PURCHASES	NET SALES	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/13
Common Stocks
Advanced Materials	$—	$—	$—	$—	$606,450	$—	$606,450
Consumer Electronics	—	9,158,024	—	—	—	—	9,158,024
Intellectual Property	456	—	—	—	(456)	—	—
Internet	2,803,658	—	—	—	(1,104,065)	—	1,699,593
Renewable Energy	4,322,895	6,417,495	(17,338,675)	10,600,950	2,411,297	—	6,413,962
Services	1	—	—	—	—	—	1
Social Networking	13,369,647	412,500	—	—	6,034,721	—	19,816,868
Preferred Stocks
Advanced Materials	5,581,279	—	—	—	(86,957)	—	5,494,322
Advertising Technology	—	2,999,986	—	—	—	—	2,999,986
Automotive	—	5,999,999	—	—	—	—	5,999,999
Consumer Electronics	—	5,000,000	—	—	—	—	5,000,000
Intellectual Property	575,261	—	—	—	(575,261)	—	—
Medical Devices	—	1,800,000	—	—	—	—	1,800,000
Renewable Energy	208,185	—	—	(3,846,714)	3,638,529	—	—
Semiconductor
Equipment	3,933,780	2,000,000	—	—	(140,592)	—	5,793,188
Services	369,192	—	—	—	(30,667)	—	338,525
Social Networking	3,294,857	—	—	—	1,438,549	—	4,733,406
Asset Derivatives
Equity Contracts	510,099	—	—	(973,005)	1,175,755	—	712,849
Convertible Bonds
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Total	$40,719,310	$33,788,004	$(17,338,675)	$5,781,231	$13,367,303	$—	$76,317,173

(1)	The net chnge in unrealized appreciation from Level 3 instruments held as of September 30, 2013 was $6,361,757.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

September 30, 2013:

	FAIR VALUE AT 9/30/13	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.3M	Market Comparable Companies	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	7.8x 58.10% 0.64% 0.0% - 29.1%
Direct venture capital investments: Social Networking	$24.6M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	44.3% 0.10% 13.7%
Direct venture capital investments: Intellectual Property	$5.7M	Market Comparable Companies	Revenue Multiple EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	2.1x - 2.2x 14.2x - 14.4x 48.10% 0.34% 0.0% - 20.6%
Direct venture capital investments: Automotive	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	60.68% 0.64% 0.0%
Direct venture capital investments: Consumer Electronics	$14.2M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	59.71% - 81.18% 0.64% - 1.40% 0.0% - 29.8%
Direct venture capital investments: Internet	$1.7M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	33.44% 0.34% 14.5%
Direct venture capital investments: Advanced Materials	$6.6M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	52.40% - 58.25% 1.40% 0.0% - 34.4%
		Market Comparable Companies	EBITDA Multiple	7.0x -7.5x
Direct venture capital investments: Semiconductor Equipment	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	52.78% 0.64% 0.0% - 26.7%
Direct venture capital investments: Advertising Technology	$3.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	43.06% 0.34% 0.0%
Direct venture capital investments: Renewable Energy	$6.4M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	75.77% 0.34% 31.2%
Direct venture capital investments: Medical Devices	$1.8M	Balance Sheet Analysis	Collateral Short-Term Assets	100%

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

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

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the nine months September 30, 2013.

PURCHASES AND SALES
Purchases of investment securities	$34,088,004
Proceeds from sales and maturities of investment securities	$17,638,875

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2012 through September 30, 2013, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/13	ACQUISITION COST
IO NewCo, Inc., Series A-1 Preferred*	—	1,800,000	—	1,800,000	$—	$—	$1,800,000	$1,800,000
Pivotal Systems, Series A Warrants	—	1,588,468	—	1,588,468	—	—	68,937	—
Pivotal Systems, Series A	4,765,876	2,382,938	—	7,148,814	—	—	5,793,188	6,000,000
Pivotal Systems, Series A Warrants	3,176,935	—	—	3,176,935	—	—	137,875	—
QMAT, Series A*	6,000,000	—	—	6,000,000	—	—	5,494,322	6,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	505,678	—
Silicon Genesis Corp., Common	911,892	10,000	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note	1,250,000	—	—	1,250,000	—	306,072	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note	500,000	—	—	500,000	—	102,198	500,000	500,000

Notes to Financial Statements
SEPTEMBER 30, 2013 (UNAUDITED) - continued

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/13	ACQUISITION COST
Silicon Genesis Corp., Convertible Note	1,000,000	—	—	1,000,000	$—	$187,875	$1,000,000	$1,000,000
Silicon Genesis Corp., Term Note	3,000,000	—	—	3,000,000	—	228,311	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-E Warrant	94,339	—	94,339	—	(13,012)	—	—	—
Silicon Genesis Corp., Series 1-E Warrant	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F	912,453	—	—	912,453	—	—	—	583,060
Telepathy, Inc., Series A Preferred	—	5,000,000	—	5,000,000	—	3,084	5,000,000	5,000,000
Total Affiliates and Controlled Investments							$24,550,000	$29,330,990
Total Affiliates							$16,750,000	$21,530,990
Total Controlled Investments							$7,800,000	$7,800,000

*	Controlled investment.

As of September 30, 2013, Kevin Landis represents the Company and sits on the board of directors of IO Newco, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy, Inc.; and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this prospectus.  In addition to historical information, the following discussion and other parts of this prospectus contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.

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

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equity-related investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80% of our net assets for investment purposes in technology companies.  We consider technology companies to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or in the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we invest at least 70% of our total assets in privately held companies and public companies with market capitalizations of less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

While our primary focus is to invest in illiquid private technology and cleantech companies, we also may invest in micro-cap publicly traded companies. In addition, we may invest up to 30 percent of the portfolio in opportunistic investments that do not constitute the private companies and micro-cap public companies described above. These other investments may include investments in securities of public companies that are actively traded or in actively traded derivative securities such as options on securities or security indices. These other investments may also include investments in high-yield bonds, distressed debt, or securities of public companies that are actively traded and securities of companies located outside of the United States. Our investment activities are managed by FCM.

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $109.7 million as of September 30, 2013 as compared to approximately $59.2 million as of December 31, 2012.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Social Networking	24.3%	16.7%
Consumer Electronics	6.3%	0.0%
Advanced Materials	3.0%	3.1%
Renewable Energy	2.9%	2.3%
Semiconductor Equipment	2.7%	2.0%
Automotive	2.7%	0.0%
Intellectual Property	2.6%	3.2%
Other Electronics	1.4%	1.3%
Advertising Technology	1.3%	0.0%
Internet	0.8%	1.4%
Medical Devices	0.8%	0.0%
Services	0.1%	0.2%
Other Assets in Excess of Liabilities	51.1%	69.8%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012.

INVESTMENT INCOME
For the three months ended September 30, 2013, we had interest income of $307,396 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the three months ended September 30, 2012, we had interest income of $178,290 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to a significant increase in the principal amount of the outstanding notes with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $1,391,369 during the three months ended September 30, 2013 and $1,251,886 during the three months ended September 30, 2012.

Significant components of operating expenses for the three months ended September 30, 2013, were management fee expense of $1,107,158 and professional fees (audit, legal, accounting, and consulting) of $158,848.   Significant components of operating expenses for the three months ended September 30, 2012, were management fee expense of $1,007,524 and professional fees (audit, legal, accounting, and consulting) of $107,645.

The higher level of operating expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $1,083,973 for the three months ended September 30, 2013 and $1,073,596 for the three months ended September 30, 2012.

The greater net investment loss in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily due to the increase in management fees.  As noted above, the increase in investment advisory fees is due to the expansion of our total assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended September 30, 2013, and September 30, 2012, is shown below.

Three Months Ended Sept 30, 2013
Realized gains	$1.395.120
Net change in unrealized appreciation on investments	11,704,170
Net realized and unrealized gain on investments	13,099,290

As of Sept 30, 2013
Gross unrealized appreciation on portfolio investments	$19,508,918
Gross unrealized depreciation on portfolio investments	(12,300,709)
Net unrealized appreciation on portfolio investments	7,208,209

Three Months Ended Sept 30, 2012
Realized gains	$103,162
Net change in unrealized depreciation on investments	(5,433,467)
Net realized and unrealized gain on investments	(5,330,305)

As of Sept 30, 2012
Gross unrealized appreciation on portfolio investments	$645,328
Gross unrealized depreciation on portfolio investments	(21,530,842)
Net unrealized depreciation on portfolio investments	(20,885,514)

During the three months ended September 30, 2013, we recognized net realized gains of approximately $1,395,120 from the sale of investments. Realized gains were substantially higher than those in the year-ago period due to the sale of our SolarCity common stock during the quarter.

During the three months ended September 30, 2013, net unrealized appreciation on total investments increased by $11,704,170. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Facebook and Twitter.

During the three months ended September 30, 2012, we recognized net realized gains of approximately $103,162 from the sale of investments.

During the three months ended September 30, 2012, net unrealized depreciation on total investments increased by $5,433,467. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.  This change in net unrealized depreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Facebook.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended September 30, 2013, net increase in net assets resulting from operations totaled $12,015,317 and basic and fully diluted net change in net assets per share for the three months ended September 30, 2013 was $1.40.

For the three months ended September 30, 2012, net decrease in net assets resulting from operations totaled $(6,403,901) and basic and fully diluted net change in net assets per share for the three months ended September 30, 2012 was $(0.75).

The larger increase in net assets resulting from operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, is due primarily to an increase in realized gains and unrealized appreciation from investment transactions, most notably the sale of SolarCity common stock and the appreciation of Facebook.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

INVESTMENT INCOME
For the nine months ended September 30, 2013, we had interest income of $870,048 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the nine months ended September 30, 2012, we had interest income of $484,137 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was due to a significant increase in the principal amount of the outstanding notes with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $3,830,054 during the nine months ended September 30, 2013 and $2,856,436 during the nine months ended September 30, 2012.

Significant components of operating expenses for the nine months ended September 30, 2013, were management fee expense of $3,118,081 and professional fees (audit, legal, accounting, and consulting) of $349,187.  Significant components of operating expenses for the nine months ended September 30, 2012, were management fee expense of $2,287,708 and professional fees (audit, legal, accounting, and consulting) of $259,145.

The higher level of operating expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
Net investment loss was $2,960,006 for the nine months ended September 30, 2013 and $2,372,299 for the nine months ended September 30, 2012.

The greater net investment loss in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is primarily due to the increase in management fees.  As noted above, the increase in investment advisory fees is due to the expansion of our total assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2013, and September 30, 2012, is shown below.

Nine Months Ended Sept 30, 2013
Realized gains	$2,960,210
Net change in unrealized appreciation on investments	28,264,123
Net realized and unrealized gain on investments	31,224,333

As of Sept 30, 2013
Gross unrealized appreciation on portfolio investments	$19,508,918
Gross unrealized depreciation on portfolio investments	(12,300,709)
Net unrealized appreciation on portfolio investments	7,208,209

Nine Months Ended Sept 30, 2012
Realized gains	$109,644
Net change in unrealized depreciation on investments	(12,809,813)
Net realized and unrealized gain on investments	(12,700,169)

As of Sept 30, 2012
Gross unrealized appreciation on portfolio investments	$645,328
Gross unrealized depreciation on portfolio investments	(21,530,842)
Net unrealized depreciation on portfolio investments	$(20,885,514)

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

During the nine months ended September 30, 2013, we recognized net realized gains of approximately $2,960,210 from the sale of securities.  Realized gains were substantially higher than those during the nine months ended September 30, 2012 due to the sale of our SolarCity common stock during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, net unrealized appreciation on total investments increased by $28,264,123 compared to an increase of $12,809,813 in unrealized depreciation on the total investments during the nine months ended September 30, 2012.  The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily as a result of an increase in the fair value of our portfolio companies, notably Facebook and Twitter during the nine months ended September 30, 2013 and a decrease in the fair value of Facebook and Silicon Genesis during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we recognized net realized gains of approximately $109,644 from the sale of securities.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the nine months ended September 30, 2013, the net increase in net assets resulting from operations totaled $28,264,327 and for the nine months ended September 30, 2012, the net decrease in net assets resulting from operations totaled $(15,072,468).  Basic and fully diluted net change in net assets per share for the nine months ended September 30, 2013 was $3.30 and basic and fully diluted net change in net assets per share for the nine months ended September 30, 2012 was $(2.36).  The larger increase in net assets for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2013, was due primarily to an increase in unrealized gains from Facebook and Twitter and the realized gains from the sale of our SolarCity common stock.

DISTRIBUTION POLICY
Our board of directors will determine the timing and amount, if any, of our distributions. We intend to pay distributions on an annual basis out of assets legally available therefore. In order to qualify as a RIC and to avoid corporate-level tax on our income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

CONTRACTUAL OBLIGATIONS
The Fund does not have any Contractual Obligations that meet the requirements for disclosure under Item 303 of Regulation S-K.

OFF-BALANCE SHEET ARRANGEMENTS
The Fund does not have any Off-Balance Sheet Arrangements.

CRITICAL ACCOUNTING POLICIES
This discussion of our financial condition and results of operations is based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid equity and equity derivatives of securities of venture capital stage technology companies. Under written procedures established by our board of directors, securities traded on stock exchanges, or quoted by NASDAQ, are valued according to the NASDAQ Stock Market, Inc. (“NASDAQ”) official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange (“NYSE”) (normally 4:00 P.M. Eastern Time). If a security is not traded that day, the security will be valued at its most recent bid price. Securities traded in the over-the-counter market, but not quoted by NASDAQ, are valued at the last sale price (or, if the last sale price is not readily available, at the most recent closing bid price as quoted by brokers that make markets in the securities) at the close of trading on the NYSE. Securities traded both in the over-the-counter market and on a stock exchange are valued according to the broadest and most representative market. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). In addition, a large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors. Our board of directors may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities. The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Revenue Recognition
We record interest or dividend income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized, and we amortize any such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date.  We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon effectiveness.

Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein.  However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results.

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2013, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased private securities with an aggregate cost of approximately $19.4 million. Most significantly, on October 4, 2013, we completed a private placement transaction and issued 515,552 shares of our $0.001 par value common stock at a price of $26.19 per share. These shares were issued in connection with our acquisition of the assets of IntraOp Medical Corporation (“Old IntraOp”). Old IntraOp has developed a revolutionary medical device called the Mobetron, which delivers Intra-Operative Electron Radiation Therapy for the treatment of certain types of cancers. The transaction was facilitated by a Section 363 bankruptcy process, whereby we led a group of investors in restructuring Old IntraOp’s debt obligations and provided additional cash to fund Old IntraOp’s continuing operations. The terms of the transaction included our providing $1.3 million in debtor-in-possession financing (through our wholly owned acquisition subsidiary IO Newco, Inc.) during the pendency of Old IntraOp’s bankruptcy proceeding, issuing approximately $13.5 million of our common stock, and contributing approximately $5.5 million cash in additional investments. Following the closing of the transaction, SVVC owns a majority interest in the reorganized IntraOp Medical Corporation (“New IntraOp”).

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

WE CURRENTLY HOLD A LARGE PORTION OF OUR ASSETS IN CASH
As of September 30, 2013, a large portion of the Company’s assets (approximately 51%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

A number of factors have contributed to the fact that we currently have a large cash position. Most significantly, we raised approximately $127 million in additional capital in 2012. We began the year 2012 with approximately $68 million in cash on hand and deployed approximately $60 million of that cash in 2012. We deployed an additional $34 million during the first nine months of 2013.

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

In 2012, for the second year in a row, we witnessed a decline in the number of IPOs and M&A transactions for venture-backed companies in the U.S. The downward trend continued through the first half of 2013. In our view, the disappointing Facebook IPO soured what had been expected to be a healthy IPO market in the second half of 2012. In our experience, when IPOs and M&A transactions decline, venture capital investors grow more cautious and make fewer investments. Against this backdrop, we found the investment environment more challenging in the second half of 2012 and the first half of 2013.

The Facebook IPO also destabilized the secondary market in the second half of 2012 and into 2013. For several weeks and months after the IPO, it appeared that the secondary market locked up, as buyers stepped back from and sellers continued to demand high prices. We chose to step back during this period as well, having determined that valuations were likely to fall. Our expectations were confirmed, and it was not until late in the third quarter of 2012 that we felt comfortable investing again. More significantly, however, we observed that the availability of shares in what we consider to be top-tier private companies declined dramatically in 2012 and has only recently begun to show signs of stabilizing. This combination of factors meant that our ability to deploy cash in the secondary market was limited for a time.

Now, three-quarters of the way through 2013, we believe a sustained stock market rally is buoying the venture capital market and our pipeline of new deals has improved dramatically. We deployed more than $24 million of capital in the third quarter of

2013 alone, and we have visibility to substantially more investments over the next several months. Furthermore, Twitter’s successful IPO appears to be fostering renewed interest in technology company IPOs.

In some cases, particularly for primary transactions, it will be to our advantage to hold sufficient cash reserve so that we can make additional subsequent investments in these companies in order to (a) avoid having our earlier investments become diluted in future dilutive financings, (b) invest additional capital into existing portfolio companies in case additional investments are necessary, and/or (c) exercise warrants, options, or convertible securities that were acquired as part of the earlier transactions. For this reason, in the case of primary transactions (as opposed to secondary transactions where we do not buy the securities from the issuing companies but instead from existing stockholders), we typically reserve cash in an amount at least equal to our initial investment for such follow-on opportunities.  Cash reserves held with respect to a particular investment should, therefore, decline as it is held longer, and will typically not be needed once that portfolio company becomes public or we determine it is no longer in our best interest to make investments in such portfolio com pany.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

Effective September 30, 2013, Nichole Mileski became the Chief Compliance Officer of the Company.   Ms. Mileski is an employee of the Adviser.  The Board of Directors of the Company appointed Ms. Mileski to fill the vacancy from the resignation of Mr. Nicholas Petredis on that date.  Mr. Petredis resigned to pursue another opportunity.  His resignation was not the result of any disagreement with management or the Adviser, or any disagreement or concern about any compliance-related matter.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Registrant)

Dated: November 8, 2013	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002