Form 10-K
period 2013-12-31
Firsthand Technology Value Fund, Inc.
filed 2014-03-14
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [   ]    No   [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2013 was approximately $210 million (computed using the closing price of $23.17 per share of Common Stock on December 31, 2013, as reported by the NASDAQ Global Market).

As of March 10, 2014, Firsthand Technology Value Fund had 9,072,032 shares of common stock, par value $0.001 per share, outstanding.

Firsthand®

Firsthand Technology Value Fund, Inc.

(Ticker: SVVC)

Annual Report

December 31, 2013

LETTER TO SHAREHOLDERS

Dear Fellow Shareholders,

I’m pleased to report that 2013 proved to be an outstanding year for Firsthand Technology Value Fund, with the Fund achieving an all-time high NAV at the end of 2013. Over the past year, the Fund delivered returns of 34.61% based on its stock price and its NAV climbed 25.30%. We have created a solid, growth-driven portfolio, and we continue to strive to maximize returns on our capital by making prudent investment decisions that will deliver long-term value for our shareholders.

PORTFOLIO PERFORMANCE HIGHLIGHTS

Over the past year our strategy of investing in private companies with disruptive technologies continued to gain traction and deliver tangible benefits.

SolarCity:  With limited market interest at the time, the company went public in December 2012 at a price of $8 per share. SolarCity went on to surprise analysts and delight investors during its first couple of quarters as a public company by posting outstanding financial results. In the summer of 2013, we recognized a great opportunity to exit our position and realized a gain of approximately 157% after holding the stock a little more than one year.

Facebook:  While we recognized the potential of Facebook prior to its IPO, most analysts and investors continued to misunderstand its underlying value in the weeks following its May 2012 IPO and well into mid-2013. Many analysts cited the company’s nascent mobile strategy as justification for its falling valuation. However, through our relationships with digital advertising executives, we concluded that Facebook was making significant progress in attracting mobile advertising dollars from major brands. Our analysis was confirmed this past July, when the company reported stellar earnings and Facebook shares began to climb.  As of December 31, 2013, our Facebook holdings were up 73% since purchase.

Twitter: The company’s much-anticipated IPO was a huge success in November (the Fund’s fourth consecutive successful IPO). The stock eclipsed $70 per share in December and finished 2013 at $63.65, a price nearly 275% higher than our average cost of $17.05 per share.1 At the end of the year, our investment in Twitter was valued at $54.4 million and accounted for more than $37 million ($4.11 per SVVC share) in unrealized gains for the Fund. We continue to be confident in Twitter’s long-term prospects.

COMPELLING NEW OPPORTUNITIES AND FUTURE PIPELINE

In addition to the strong performance of our investments that went public, we invested approximately $74 million last year in a number of outstanding technology and cleantech companies, expanding the Fund’s portfolio.

Turn: A recognized leader in technology for mobile, video, display, and Facebook advertising, Turn ended 2013 profitable on an EBITDA basis, while rapidly expanding in international markets. Based on the company’s rate of growth and the successful track record of similar recent IPOs, including RocketFuel (FUEL) and Criteo (CRTO), we believe it could have a successful exit in the not-too-distant future.

Aliphcom (“Jawbone”): We also saw significant opportunity in Aliphcom – more commonly known as Jawbone – a company that designs and offers leading wearable technology and audio devices for the consumer market.  Jawbone’s award-winning products and strong retail distribution has led to great success and has prompted many industry-watchers to project an IPO for the company in 2014.

1
The book value of our Twitter holdings as of December 31, 2013 was $54.10 per share, reflecting a 15% discount to its market price, based on the fact that we are currently restricted from selling the shares.

CONTINUED ON INSIDE BACK COVER

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2014 are incorporated by reference in Part III of this Form 10-K.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
•	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;
•	Foreign securities;
•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
•	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2013.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE1
AliphCom, Inc.	Consumer Electronics	$10,270,178
Facebook, Inc.2	Social Networking	$32,796,000
Gilt Groupe	Internet Retail	$1,794,520
INNOViON	Ion Implant Foundry	$491,699
Intevac, Inc.2	Manufacturing Equipment	$4,050,509
IntraOp Medical Corp.	Medical Devices	$20,300,000
Mattson Technology, Inc.2	Semiconductor Equipment	$1,183,680
Pivotal Systems Corp.	Semiconductor Equipment	$7,999,999
QMAT, Inc.	Advanced Materials	$8,571,600
Silicon Genesis Corp.	Intellectual Property	$5,750,000
Skyline Solar, Inc.	Concentrated Photovoltaic Systems	$0
Sunrun, Inc.	Renewable Energy	$6,026,750
Tapad, Inc.	Advertising Technology	$2,999,986
Telepathy, Inc.	Consumer Electronics	$3,467,500
Turn Inc.	Advertising Technology	$15,000,007
Twitter, Inc.3	Social Networking	$54,437,936
UCT Coatings, Inc.	Advanced Materials	$735,467
Wrightspeed, Inc.	Automotive	$5,999,999

1
Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2013. For public companies, the figure represents the market value of our securities on December 31, 2013, less any discount due to resale restriction on the security.

2	Public company.
3	Public company with restricted shares.

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

DEBT OBLIGATIONS
We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2013, the debt obligations held in our portfolio consisted of convertible bridge notes and a term note. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term note we hold is income generating.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in technology and cleantech companies:

MANAGEMENT EXPERTISE
Kevin Landis, our Chief Executive Officer and Chief Financial Officer, has principal management responsibility for Firsthand Capital Management, Inc. as its owner, President and Chief Investment Officer. Mr. Landis has approximately 20 years of experience in technology sector investing, and he intends to dedicate a substantial portion of his time to managing Firsthand Technology Value Fund, Inc. and Firsthand Capital Management, Inc. Kevin Landis controls FCM and is a trustee of Firsthand Funds and a director of SVVC.

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

Our portfolio consists primarily of equity securities of private companies and cash and we expect that our portfolio will continue to consist primarily of, equity positions in private companies and cash. These investments include holdings in several private technology and cleantech companies. Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments.  For description of our current investments, see “Portfolio Investments.”

We generally seek to invest in companies from the broad variety of industries in which the Investment Adviser has expertise.

The following is a representative list of the industries in which we may elect to invest.

•	Computer Hardware
•	Computer Software
•	Social Networking
•	Advertising Technology
•	Computer Peripherals
•	Solar Photovoltaics
•	Energy Efficiency
•	Solid-state Lighting
•	Water Purification
•	Wind-Generated Electricity
•	Fuel Cells
•	Biofuels
•	Electronic Components
•	Semiconductors
•	Telecommunications
•	Advanced Materials

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.
We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2013 were approximately $257 million.

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

THE INVESTMENT ADVISER AND ITS MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A BUSINESS DEVELOPMENT COMPANY.
The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or micro-cap U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Under the 1940 Act, our ability to own publicly-traded securities with market capitalizations in excess of $250 million is limited.  While Mr. Landis has approximately 20 years of experience managing technology stock mutual funds investments and 15 years of experience managing private equity investments, Mr. Landis and FCM have only managed a business development company since April 2011, when they began managing SVVC. The investment philosophy and techniques used by Mr. Landis and FCM may differ from those of other funds. Accordingly, we can offer no assurance that SVVC will replicate the historical performance of other investment companies with which Mr. Landis has been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

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

DUE TO RECENT MARKET CONDITIONS WE CURRENTLY HOLD A LARGE PORTION OF OUR ASSETS IN CASH.
As of December 31, 2013, a significant portion of the Company’s assets (approximately 32%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

We may from time to time liquidate various investments. We are required to distribute substantially all of our net realized gains to stockholders on an annual basis and, therefore, will generally hold the proceeds of liquidated investments in cash pending its distribution.

Finally, we believe it is it our best interest to be patient, diligent investors. The timing of attractive investment opportunities is unpredictable. Over time, our pace of investment has generally accelerated as we have built our pipeline of potential investments. However, there can be no assurance that this increased pace of investment will continue.

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

2013 Quarter Ending	Low	High
March 31	$17.46	$19.78
June 30	$18.39	$20.20
September 30	$19.66	$24.99
December 31	$20.80	$26.42

SHAREHOLDERS

As of February 28, 2014, there were approximately 2,150 shareholders of record and approximately 22,000 beneficial owners of the Company’s common stock.

DIVIDENDS

During 2013, we paid a cash distribution of $2,878,338 or $0.317276 per share of common stock, comprised entirely of long-term capital gains.

RECENT SALES OF UNREGISTERED SECURITIES

During 2013 we issued 515,552 shares of common stock in connection with our purchase of the assets of IntraOp Medical Corporation (“IntraOp”). That common stock issuance was part of a transaction to invest in IntraOp’s business.  On October 4, 2013, we entered into an Exchange Agreement (the “Exchange Agreement”) with holders of debentures of IntraOp and factoring lenders to IntraOp (collectively, the “Lender/Purchasers”) to facilitate the acquisition of the assets of IntraOp in a Section 363 proceeding under the United States Bankruptcy Code (the “363 Proceeding”). IntraOp is the manufacturer of the Mobetron, a medical device that is used to deliver intra-operative radiation to cancer patients.

Pursuant to the Exchange Agreement, the Company issued 515,552 shares of its restricted common stock to the Lender/Purchasers (the “SVVC Shares”) in exchange for the outstanding IntraOp debentures and factoring lender debt (collectively, the “IntraOp Debt”). The aggregate purchase price paid by the Company was $13.5 million, or $26.19/share, a price based upon the Company’s NAV per share on October 2, 2013.

In connection with Exchange Agreement, at the direction of the Company, the Lender/Purchasers contributed the IntraOp Debt to IO Newco, a newly formed subsidiary of the Company. Such IntraOp Debt was used to acquire the assets of IntraOp in the 363 Proceeding.  As a result, IntraOp was reorganized as a subsidiary of the Company and renamed IntraOp Medical, Inc.

In connection with the 363 Proceeding, the Company provided $1.3 million in debtor-in-possession financing and contributed approximately $5.5 million in cash for working capital purposes to IO Newco.  Following the closing of the transaction, the Company owns 82.3% of IntraOp Medical, Inc. (70.0% on a fully-diluted basis).

In connection with the consummation of the Exchange Agreement, the Company and the  Lender/Purchasers entered into the following ancillary agreements: (i) a Registration Rights Agreement; (ii) a Voting Agreement for non-Lacuna Parties; (iii) a Voting Agreement for Lacuna Parties; (iv) a Lock-Up Agreement for non-Lacuna Parties; and  (v) a Lock-Up Agreement for Lacuna Parties.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2013.

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

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF DECEMBER 31, 2013	AS OF DECEMBER 31, 2012
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$84,275,180	$59,673,215
Affiliated investments at acquisition cost	10,999,999	14,544,002
Controlled investments at acquisition cost	47,402,530	6,000,000
Total acquisition cost	$142,677,709	$80,217,217
Unaffiliated investments at market value	$129,786,732	$42,858,398
Affiliated investments at market value	9,467,499	10,330,275
Controlled investments at market value	42,621,599	6,000,000
Total market value * (Note 6)	181,875,830	59,188,673
Cash**	83,179,168	136,827,597
Receivable for securities sold	—	1
Receivable from interest	1,853,119	1,017,214
Other assets	31,938	26,677
Total Assets	266,940,055	197,060,162
LIABILITIES
Payable to affiliates (Note 4)	1,272,031	990,968
Incentive fees payable	8,311,199	—
Consulting fee payable	18,000	14,000
Offering cost payable	—	5,090
Accrued expenses and other payables	434,410	129,075
Total Liabilities	10,035,640	1,139,133
NET ASSETS	$256,904,415	$195,921,029
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$9,072	$8,556
Paid-in-capital	217,798,652	217,152,025
Accumulated net realized losses from security transactions, foreign currency, purchased and written options and warrants transaction	(101,430)	(183,638)
Net unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	39,198,121	(21,055,914)
NET ASSETS	$256,904,415	$195,921,029
Shares of Common Stock outstanding	9,072,032	8,556,480
Net asset value per share (Note 2)	$28.32	$22.90

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/13 was 0.01% Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations
	AS OF DECEMBER 31, 2013	AS OF DECEMBER 31, 2012
INVESTMENT INCOME
Unaffiliated interest	$6,976	$13,478
Affiliated interest	1,138,990	675,238
Royalty income	62,733	—
TOTAL INVESTMENT INCOME	1,208,699	688,716

EXPENSES
Investment advisory fees (Note 4)	4,390,112	3,279,133
Administration fees	125,046	107,751
Incentive fees (Note 4)	8,311,199	—
Custody fees	16,194	9,992
Transfer agent fees	47,002	40,940
Registration and filing fees	18,000	40,475
Professional fees	831,387	355,976
Printing fees	142,100	48,012
Trustees fees	60,000	36,900
Miscellaneous fees	120,455	78,676
TOTAL NET EXPENSES	14,061,495	3,997,855

NET INVESTMENT LOSS	(12,852,796)	(3,309,139)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains from security transactions
Non-affiliated and other assets	6,715,069	1,284,636
Net realized losses from purchased option transactions (1)	—	(361,998)
Net realized losses on foreign currency	—	(2)
Net realized gains (losses) from written option transactions (1)	(2,794,531)	150,093
Net realized losses from warrants transactions (1)	(959,992)	—
Net change in unrealized appreciation (depreciation) on other assets	27,370	(27,370)
Net change in unrealized appreciation (depreciation) on investments	56,813,794	(12,918,365)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	3,412,871	(7,106)
Net Realized and Unrealized Gains (Losses) on Investments	63,214,581	(11,880,112)

Net Increase (Decrease) In Net Assets Resulting From Operations	$50,361,785	$(15,189,251)
Net Increase (Decrease) In Net Assets Per Share Resulting from Operations (2)	$5.80	$(2.19)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2013 Consolidated Financial Statements and notes thereto.

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

See accompanying notes to financial statements

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Social Networking	34.0%	16.7%
Medical Devices	7.9%	0.0%
Advertising Technology	7.0%	0.0%
Consumer Electronics	5.4%	0.0%
Advanced Materials	3.6%	3.1%
Semiconductor Equipment	3.6%	2.0%
Renewable Energy	2.3%	2.3%
Automotive	2.3%	0.0%
Intellectual Property	2.2%	3.2%
Other Electronics	1.6%	1.3%
Internet	0.7%	1.4%
Services	0.2%	0.2%
Other Assets in Excess of Liabilities	29.2%	69.8%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2013, and December 31, 2012.

INVESTMENT INCOME
For the year ended December 31, 2013, we had investment income of $1,208,699 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the year ended December 31, 2012, we had investment income of $688,716 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a significant increase in the principal amount of the outstanding notes with Silicon Genesis Corporation.

OPERATING EXPENSES
Operating expenses totaled approximately $14,061,495 during the year ended December 31, 2013 and $3,997,855 during the year ended December 31, 2012.

Significant components of operating expenses for the year ended December 31, 2013, were an incentive fee (which was accrued but is not payable until gains in the portfolio are realized) of $8,311,199, management fee expense of $4,390,112 and professional fees (audit, legal, accounting, and consulting) of $831,387.  Significant components of operating expenses for the year ended December 31, 2012, were management fee expense of $3,279,133 and professional fees (audit, legal, accounting, and consulting) of $355,976.

The higher level of operating expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based and an accrual for an incentive fee which was not paid.

NET INVESTMENT LOSS
The net investment loss was $12,852,796 for the year ended December 31, 2013 and $3,309,139 for the year ended December 31, 2012.

The greater net investment loss in the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to the increase in management fees and an accrual for an incentive fee which was accrued but is not payable until gains in the portfolio are realized.  As noted above, the increase in investment advisory fees is due to the expansion of our total assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the years ended December 31, 2013, and December 31, 2012, is shown below.

Year Ended December 31, 2013
Realized gains	$2,960,546
Net change in unrealized appreciation on investments	$60,254,035
Net realized and unrealized gain on investments	$63,214,581

As of December 31, 2013
Gross unrealized appreciation on portfolio investments	$54,672,337
Gross unrealized depreciation on portfolio investments	$(15,474,216)
Net unrealized appreciation on portfolio investments, warrants, and other assets	$39,198,121

Year Ended December 31, 2012
Realized gains	$1,072,729
Net change in unrealized depreciation on investments	$(12,952,841)
Net realized and unrealized loss on investments	$(11,880,112)

As of December 31, 2012
Gross unrealized appreciation on portfolio investments	$789,203
Gross unrealized depreciation on portfolio investments	$(21,845,117)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(21,055,914)

During the year ended December 31, 2013, we recognized net realized gains of approximately $2,960,546 from the sale of investments. Realized gains were substantially higher than those in the year-ago due to the sale of our SolarCity common stock during the year.

During the year ended December 31, 2013, net unrealized appreciation on total investments increased by $60,254,035. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Facebook and Twitter.

During the year ended December 31, 2012, we recognized net realized gains of approximately $1,072,729 from the sale of investments.

During the year ended December 31, 2012, net unrealized depreciation on total investments increased by $12,952,841. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.  This change in net unrealized depreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Facebook, SoloPower and Intevac.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the year ended December 31, 2013, net increase in net assets resulting from operations totaled $50,361,785 and basic and fully diluted net change in net assets per share for the year ended December 31, 2013 was $5.80.

For the year ended December 31, 2012, net decrease in net assets resulting from operations totaled $(15,189,251) and basic and fully diluted net change in net assets per share for the year ended December 31, 2012 was $(2.19).

The larger increase in net assets resulting from operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012, is due primarily to an increase in realized gains and unrealized appreciation from investment transactions, most notably the sale of SolarCity common stock and the appreciation of Facebook and Twitter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had investments in public and private securities totaling approximately $181.9 million. Also, at December 31, 2013, we had approximately $83.2 million in cash.  We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2013, net assets totaled approximately $256.9 million, with an NAV per share of $28.32. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

For the fiscal year 2013, we made 8 new investments and many follow-on investments totaling approximately $74 million:

•	On January 16, 2013, we acquired an additional 25,000 shares of Twitter at a cost of approximately $413k.

•	On February 22, 2013, we made an initial investment of 140,024 shares of Tapad Series B-1 at a cost of approximately $1.5 million.

•	On February 26, 2013, our investment in a Silicon Genesis warrant to purchase 94,339 shares of Series 1-E expired.

•	On March 28, 2013, we were granted 10,000 shares of Silicon Genesis common stock.

•	On April 11, 2013, we made an initial investment of 2,267,659 shares of Wrightspeed at a cost of approximately $6.0 million.

•
On May 15, 2013, we acquired an additional 2,382,938 shares of Pivotal Systems Series A preferred stock and received a  warrant to purchase another 1,588,468 shares of Pivotal Systems Series A preferred stock at a cost of approximately $2.0 million.

•	On July 2, 2013, we made an initial investment of $300,000 par value in a Telepathy convertible note at a cost of approximately $300,000.

•	On July 10, 2013, we made an initial investment of 512,820 shares of Sunrun common stock at a cost of approximately $5.0 million.

•	On July 10, 2013, we acquired an additional 140,024 shares of Tapad Series B-1 at a cost of approximately $1.5 million.

•	On July 12, 2013, we made an initial investment of 1,800,000 shares of IntraOp Medical Series A-1 at a cost of approximately $1.8 million.

•	On July 15, 2013, we sold 85,300 shares of SolarCity with proceeds of approximately $3.4 million.

•	On July 18, 2013, we sold 100 shares of SolarCity with proceeds of approximately $4,000.

•	On July 19, 2013, we sold 340,600 shares of SolarCity with proceeds of approximately $13.9 million.

•	On July 26, 2013, we sold 300 shares of SolarCity with proceeds approximately $12,000.

•
On July 30, 2013, our investments in SoloPower (400,000 shares of Series A, 100,205 share of Series B, 100,000 shares of Series D, 190,476 shares of Series E-1 and a warrant to purchase 400,000 share of common stock) were all canceled.

•	On August 7, 2013, we acquired an additional 5,000,000 shares of Telepathy Series A at a cost of approximately $5.0 million.

•	On August 7, 2013, Telepathy repaid our $300,000 par value convertible note plus interest.

•	On August 16, 2013, we acquired an additional 162,000 shares of Sunrun common stock at a cost of approximately $1.4 million.

•	On August 20, 2013, we made an initial investment of 1,928,005 shares of Aliphcom common stock at a cost of approximately $9.2 million.

•	On October 2, 2013, we acquired an additional 200,000 shares of Aliphcom common stock at a cost of approximately $1.0 million.

•	On October 4, 2013, we acquired an additional 5,000,000 shares of IntraOp Medical Series A-1 at a cost of approximately $5.0 million.

•
On October 4, 2013, we completed a private placement transaction and issued 515,552 shares of our $0.001 par value common stock at a price of $26.19 per share for 13,500,000 shares of IntraOp Series A-2 at a cost of approximately $13.5 million.

•	On October 31, 2013, we made an initial investment of 55,328 shares of Mattson common stock at a cost of approximately $160,000.

•	On November 1, 2013, we acquired an additional 970 shares of Mattson common stock at a cost of approximately $3,000.

•	On November 4, 2013, we acquired an additional 43,702 shares of Mattson common stock at a cost of approximately $127,000.

•	On November 5, 2013, we acquired an additional 55,000 shares of Mattson common stock at a cost of approximately $159,000.

•	On November 6, 2013, we acquired an additional 124,624 shares of Mattson common stock at a cost of approximately $354,000.

•
On November 6, 2013, Twitter completed the initial public offering of its common stock at a price of $26.00 per share. The company’s stock commenced trading on the New York Stock Exchange on November 7, 2013 and the closing price on that day was $44.90.

•	On November 7, 2013, we acquired an additional 67,190 shares of Mattson common stock at a cost of approximately $183,000.

•	On November 8, 2013, we acquired an additional 32,786 shares of Mattson common stock at a cost of approximately $88,309.

•	On November 11, 2013, we acquired an additional 20,400 shares of Mattson common stock at a cost of approximately $55,000.

•	On December 2, 2013, we acquired an additional 2,571,600 shares of QMAT Series A at a cost of approximately $2.6 million.

•	On December 17, 2013, we acquired an additional 32,000 shares of Mattson common stock at a cost of approximately $79,000.

•	On December 19, 2013, we acquired a $2,000,000 par value convertible note of Pivotal at a cost of approximately $2.0 million.

•	On December 30, 2013, we made an initial investment of 1,798,562 shares of Turn Series E at a cost of approximately $15.0 million.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. December 31, 2013, we had investments in the following private companies:

Aliphcom, Inc.
Aliphcom, Inc. (“Aliphcom”), San Francisco, California, designs and markets consumer electronics products under the Jawbone brand.

At December 31, 2013, our investment in Aliphcom consisted of 2,128,005 shares of common stock with an aggregate market value of approximately $10.3 million.

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At December 31, 2013, our investment in Gilt Groupe consisted of 198,841 shares of common stock with an aggregate market value of approximately $1.8 million.

INNOViON Corporation
INNOViON Corporation (“Innovion”), San Jose, California, provides foundry ion implant services to the microelectronics industry.

At December 31, 2013, our investments in INNOViON consisted of 324,948 shares of Series A-1 preferred stock, 168,804 shares of Series A-2 preferred stock, and one share of common stock, with a combined fair value of $491,699.

IntraOp Medical Corporation
IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radation Therapy to cancer patients.

At December 31, 2013, our investment in IntraOp consisted of 6,800,000 shares of Series A-1 preferred stock and 13,500,000 shares of Series A-2 preferred stock with an aggregate market value of approximately $20.3 million.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”) provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2013, our investment in Pivotal Systems consisted of 7,148,814 shares of Series A preferred stock, warrants to purchase up to 4,765,403 shares of Series A preferred stock, and a $2 million par value convertible note, with a combined fair value of approximately $8.0 million.

QMAT, Inc.
QMAT, Inc. (“QMAT”) is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2013, our investment in QMAT consisted of 8,571,600 shares of Series A preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $8.6 million.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2013, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 921,892 shares of common stock, warrants for 1,257,859 shares of Series 1-E preferred stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $500,000 par value convertible note, a $1.0 million par value convertible note, and a $3.0 million term note. The convertible notes each bear annual interest at a rate of 20% and the term note bears an annual interest at a rate of 10%. The convertible notes mature on December 31, 2014, and the term note matures on December 31, 2016. At December 31, 2013, the combined fair value of our SiGen securities was approximately $5.8 million.

Skyline Solar, Inc.
Skyline Solar, Inc. (“Skyline Solar”), Mountain View, CA, is a supplier of concentrated solar photovoltaic systems for utility-scale solar electricity generation projects.

At December 31, 2013, our investment in Skyline Solar consisted of 793,651 shares of Series C preferred stock, with a fair value of $0.

Sunrun, Inc.
Sunrun, Inc. (“Sunrun”), San Francisco, California, is a solar finance company offering “solar-as-a-service” to residential customers in the United States.

At December 31, 2013, our investments in Sunrun consisted of 674,820 shares of common stock with a combined fair value of approximately $6.0 million.

TapAd, Inc.
TapAd, Inc. (“TapAd”), New York, NY, is an advertising technology company that enables digital advertisers to deliver targeted advertisements to users across multiple devices (i.e., desktop, mobile, tablet).

At December 31, 2013, our investments in TapAd consisted of 280,048 shares of Series B-1 preferred stock, with a fair value of approximately $3.0 million.

Telepathy, Inc.
Telepathy, Inc. (“Telepathy”), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2013, our investment in Telepathy consisted of 5,000,000 shares of Series A preferred stock with a fair value of approximately $3.5 million.

Turn, Inc.
Turn, Inc. (“Turn”), San Francisco, California, is a leading provider of advertising technology for mobile, display, video, and Facebook advertising.

At December 31, 2013, our investment in Turn consisted of 1,798,562 shares of Series E preferred stock with a fair value of approximately $15.0 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2013, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of $735,467.

Wrightspeed, Inc.
Wrightspeed, Inc. (“Wrightspeed”), San Jose, California,  is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2013, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock, with a fair value of approximately $6.0 million.

PUBLIC INVESTMENTS
At December 31, 2013, we had investments in the following public securities:

Facebook, Inc.
Facebook, Inc. (“Facebook”), Menlo Park, CA, is an online social networking service with more than 1 billion active users worldwide. Facebook also develops technologies to facilitate information sharing and the digital mapping of social connections.

At December 31, 2013, our investment in Facebook consisted of 600,000 shares of common stock with a market value of approximately $32.8 million.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries.

At December 31, 2013, our investment in Intevac consisted of 545,156 shares of common stock with a market value of approximately $4.1 million.

Mattson Technology, Inc.
Mattson Technology, Inc. (“Mattson”), Fremont, California, is a manufacturer of wafer processing equipment used in the production of semiconductors.

At December 31, 2013, our investment in Mattson consisted of 432,000 shares of common stock with a fair value of approximately $1.2 million.

Twitter, Inc.
Twitter, Inc. (“Twitter”), San Francisco, CA, is an online social networking service that lets users send and receive 140-character messages (“tweets”). The service has more than 140 million active users and more than 340 million daily tweets.

At December 31, 2013, our investment in Twitter consisted of 1,006,200 shares of common stock with a fair value of approximately $54.4 million.  These shares are restricted from sale until May 2014.

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

SUBSEQUENT EVENTS
Subsequent to the close of the year on December 31, 2013, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased public securities with an aggregate cost of approximately $4.2 million and private securities with an aggregate cost of approximately $3.0 million.

See accompanying notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the accompanying statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2013 and 2012, including the schedule of investments as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the financial highlights for each of the two years in the period then ended and for the period April 18, 2011 (commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2013, by correspondence with the custodian and issuers or by other appropriate auditing procedures as deemed necessary. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Firsthand Technology Value Fund, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended, and the financial highlights for each of the two years in the period then ended and the period April 18, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 12, 2014

See accompanying notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, cash flows for each of the two years in the period then ended, and financial highlights for each of the two years in the period then ended and the period April 18, 2011 (commencement of operations) to December 31, 2011 of the Company and our report dated March 12, 2014 expressed an unqualified opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 12, 2014

See accompanying notes to financial statements

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF DECEMBER 31, 2013	AS OF DECEMBER 31, 2012
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$84,275,180	$59,673,215
Affiliated investments at acquisition cost	10,999,999	14,544,002
Controlled investments at acquisition cost	47,402,530	6,000,000
Total acquisition cost	$142,677,709	$80,217,217
Unaffiliated investments at market value	$129,786,732	$42,858,398
Affiliated investments at market value	9,467,499	10,330,275
Controlled investments at market value	42,621,599	6,000,000
Total market value * (Note 6)	181,875,830	59,188,673
Cash**	83,179,168	136,827,597
Receivable for securities sold	—	1
Receivable from interest	1,853,119	1,017,214
Other assets	31,938	26,677
Total Assets	266,940,055	197,060,162
LIABILITIES
Payable to affiliates (Note 4)	1,272,031	990,968
Incentive fees payable	8,311,199	—
Consulting fee payable	18,000	14,000
Offering cost payable	—	5,090
Accrued expenses and other payables	434,410	129,075
Total Liabilities	10,035,640	1,139,133
NET ASSETS	$256,904,415	$195,921,029
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$9,072	$8,556
Paid-in-capital	217,798,652	217,152,025
Accumulated net realized losses from security transactions, foreign currency, purchased and written options and warrants transaction	(101,430)	(183,638)
Net unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	39,198,121	(21,055,914)
NET ASSETS	$256,904,415	$195,921,029
Shares of Common Stock outstanding	9,072,032	8,556,480
Net asset value per share (Note 2)	$28.32	$22.90

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/13 was 0.01% Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
DECEMBER 31, 2013

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
ALIPHCOM, INC. (4.0%)	Consumer Electronics	Common Stock *(1)	2,128,005	$10,270,178
FACEBOOK (12.8%)	Social Networking	Common Stock, Class A *	600,000	32,796,000
GILT GROUPE (0.7%)	Internet	Common Stock *(1)	198,841	1,794,520
INNOVION CORP. (0.2%)	Services	Preferred Stock - Series A-1 *(1)	324,948	383,309
		Preferred Stock - Series A-2 *(1)	168,804	108,389
		Common Stock *(1)	1	1
				491,699

INTEVAC, INC. (1.6%)	Other Electronics	Common Stock *	545,156	4,050,509
INTRAOP MEDICAL CORP. (7.9%)	Medical Devices	Preferred Stock - Series A-1 *(1)(2) Preferred Stock - Series A-2 (1)(2)	6,800,000 13,500,000	6,800,000 13,500,000
				20,300,000

MATTSON TECHNOLOGY, INC. (0.5%)	Semiconductor Equipment	Common Stock	432,000	1,183,680
PIVOTAL SYSTEMS (3.1%)	Semiconductor Equipment	Preferred Stock Warrants - Series A * (1)(2)	3,176,935	1,599,904
		Preferred Stock Warrants - Series A *(1)(2)	1,588,468	799,952
		Preferred Stock - Series A *(1)(2)	7,148,814	3,600,143
		Convertible Note (1)(2) Matures March 2016 Interest Rate 10%	2,000,000	2,000,000
				7,999,999

QMAT, INC. (3.3%)	Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	548,141
		Preferred Stock - Series A *(1)(2)	8,571,600	8,023,459
				8,571,600

SILICON GENESIS	Intellectual	Preferred Stock -Series 1-C *(1)(2)	82,914	0
CORPORATION (2.2%)	Property	Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	0
		Preferred Stock -Series 1-F *(1)(2)	912,453	0
		Common Stock *(1)(2)	921,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Common Stock Warrants *(1)(2)	5,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2013

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
Silicon Genesis (cont’d)		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	500,000	$500,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000
		Term Note (1)(2) Matures December 2016 Interest Rate 10%	3,000,000	3,000,000
				5,750,000

SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	0
SUNRUN, INC. (2.3%)	Renewable Energy	Common Stock *(1)	674,820	6,026,750
TAPAD, INC. (1.2%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986
TELEPATHY, INC. (1.4%)	Consumer Electronics	Preferred Stock - Series A *(1)(3)	5,000,000	3,467,500
TURN INC. (5.8%)	Advertising Technology	Preferred Stock - Series E (1)	1,798,562	15,000,007
TWITTER, INC. (21.2%)	Social Networking	Common Stock *(1)	1,006,200	54,437,936

UCT COATINGS (0.3%)	Advanced	Common Stock *(1)	1,500,000	733,500
	Materials	Common Stock Warrants *(1)	136,986	1,575
		Common Stock Warrants *(1)	2,283	12
		Common Stock Warrants *(1)	33,001	380
				735,467

WRIGHTSPEED, INC. (2.3%)	Automotive	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999
TOTAL INVESTMENTS
(Cost $142,677,709) — 70.8%				181,875,830
OTHER ASSETS IN EXCESS OF LIABILITIES — 29.2%				75,028,585

NET ASSETS — 100.0%				$256,904,415

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations
	AS OF DECEMBER 31, 2013	AS OF DECEMBER 31, 2012
INVESTMENT INCOME
Unaffiliated interest	$6,976	$13,478
Affiliated interest	1,138,990	675,238
Royalty income	62,733	—
TOTAL INVESTMENT INCOME	1,208,699	688,716

EXPENSES
Investment advisory fees (Note 4)	4,390,112	3,279,133
Administration fees	125,046	107,751
Incentive fees (Note 4)	8,311,199	—
Custody fees	16,194	9,992
Transfer agent fees	47,002	40,940
Registration and filing fees	18,000	40,475
Professional fees	831,387	355,976
Printing fees	142,100	48,012
Trustees fees	60,000	36,900
Miscellaneous fees	120,455	78,676
TOTAL NET EXPENSES	14,061,495	3,997,855

NET INVESTMENT LOSS	(12,852,796)	(3,309,139)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains from security transactions
Non-affiliated and other assets	6,715,069	1,284,636
Net realized losses from purchased option transactions (1)	—	(361,998)
Net realized losses on foreign currency	—	(2)
Net realized gains (losses) from written option transactions (1)	(2,794,531)	150,093
Net realized losses from warrants transactions (1)	(959,992)	—
Net change in unrealized appreciation (depreciation) on other assets	27,370	(27,370)
Net change in unrealized appreciation (depreciation) on investments	56,813,794	(12,918,365)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	3,412,871	(7,106)
Net Realized and Unrealized Gains (Losses) on Investments	63,214,581	(11,880,112)

Net Increase (Decrease) In Net Assets Resulting From Operations	$50,361,785	$(15,189,251)
Net Increase (Decrease) In Net Assets Per Share Resulting from Operations (2)	$5.80	$(2.19)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31, 2013	FOR THE YEAR ENDED DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$50,361,785	$(15,189,251)
Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(74,318,134)	(59,876,938)
Proceeds from disposition of investments	17,638,875	3,657,210
Investment in purchased options	—	(361,998)
Investment in written options	(2,794,531)	150,093
Proceeds from litigation claim	1,214	872,722
Increase (decrease) in receivable for investments sold	1	(1)
Increase in dividends, interest, and reclaims receivable	(835,905)	(671,129)
Decrease in segregated cash	—	4,640,000
Increase in payable to affiliates	281,063	558,062
Increase in incentive fees payable	8,311,199	—
Increase (decrease) in other assets	(5,261)	1,309
Increase (decrease) in offering costs payable	(5,090)	5,090
Increase (decrease) in accrued expenses and other payables	309,335	(112,903)
Net realized gain from investments	(5,755,077)	(922,636)
Net realized gain (loss) from written options	2,794,531	(150,093)
Net unrealized appreciation (depreciation) from investments and other assets	(60,254,035)	12,952,841
Net cash used in operating activities	(64,270,030)	(54,447,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	13,499,939	127,482,805
Distributions paid from realized capital gains	(2,878,338)	—
Net cash provided by financing activities	10,621,601	127,482,805

Net increase/(decrease) in cash	(53,648,429)	73,035,183
Cash - beginning of year	136,827,597	63,792,414
Cash - end of year	$83,179,168	$136,827,597

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets
	FOR THE YEAR ENDED DECEMBER 31, 2013	FOR THE YEAR ENDED DECEMBER 31, 2012
FROM OPERATIONS:
Net investment loss	$(12,852,796)	$(3,309,139)
Net realized gains from security transactions, written and purchased options, foreign currency and warrants	2,960,546	1,072,729
Net change in unrealized appreciation (depreciation) on investments, other assets and warrants transactions	60,254,035	(12,952,841)
Net increase (decrease) in net assets from operations	50,361,785	(15,189,251)

FROM DISTRIBUTIONS:
From realized gains on investments	(2,878,338)	—
TOTAL DISTRIBUTIONS	(2,878,338)	—

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock (1)	13,499,939	127,482,805
Net increase in net assets from capital share transactions	13,499,939	127,482,805
TOTAL INCREASE IN NET ASSETS	60,983,386	112,293,554
NET ASSETS:
Beginning of year	195,921,029	83,627,475
End of year	$256,904,415	$195,921,029

COMMON STOCK ACTIVITY:
Shares issued	515,552	5,060,000
Net increase in shares outstanding	515,552	5,060,000
Shares outstanding, beginning of year	8,556,480	3,496,480
Shares outstanding, end of year	9,072,032	8,556,480

(1)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	7.16		(1.01)	(2.68)
Total from investment operations	5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	(0.32)		—	—
Premiums from shares sold in offerings	—	(2)	0.38	—
Net asset value at end of period	$28.32		$22.90	$23.92

Market value at end of period	$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	25.30%		(4.26)%	(11.44)%	(A)
Based on Market Value	34.61%		21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	6.52	% (3)	2.56%	2.76%	(B)
Ratio of total expenses to average net assets, excluding incentive fees	2.67%		2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(5.96)%		(2.12)%	(2.28)%	(B)
Portfolio turnover rate	17%		10%	18%	(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)	Amount includes the incentive fee. For the year ended December 31, 2013, the ratio of the incentive fee to average net assets is 3.85%.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
DECEMBER 31, 2013

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On December 31, 2013, our financial statements include venture capital investments valued at approximately $89.4 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES.  At December 31, 2013, we held $143,845,641 in restricted securities.

MILESTONE AND CONTINGENT PAYMENTS FROM SALE OF INVESTMENT. As indicated in Note 1, the Company acquired its initial portfolio through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company, which

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the year ended December 31, 2013, the Company earned $6,976 in interest on interest-bearing accounts.  During the year ended December 31, 2013, the Company recorded $1,138,990 of bridge/term note interest and $62,733 on royalty income.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

The market value of the Company’s purchased options as of December 31, 2013 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended December 31, 2013 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the year ended December 31, 2013  were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	86,520	7,761,066
Options closed during period	(78,000)	(6,986,553)
Options expired during period	(7,666)	(663,156)
Options exercised during period	(854)	(111,357)
Options outstanding, end of year	—	$—

The average volume of the Company’s derivatives during the year ended December 31, 2013 is as follows:

	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	15,856,995	852

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2013, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2013, there was an incentive fee accrued for $8,311,199.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2013:

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$733,500
Consumer Electronics	—	—	10,270,178
Internet	—		1,794,520
Other Electronics	4,050,509	—	—
Renewable Energy	—	—	6,026,750
Semiconductor Equipment	1,183,680		—
Services	—	—	1
Social Networking	32,796,000	—	54,437,936
Total Common Stocks	38,030,189	—	73,262,885
Preferred Stocks
Advanced Materials	—		8,023,459
Advertising Technology	—		17,999,993
Automotive	—		5,999,999
Consumer Electronics	—		3,467,500
Medical Devices	—		20,300,000
Semiconductor Equipment	—	—	3,600,143
Services	—	—	491,698
Total Preferred Stocks	—	—	59,882,792
Asset Derivatives *
Equity Contracts	—	—	2,949,964
Total Asset Derivatives	—	—	2,949,964
Convertible Notes
Intellectual Property	—	—	5,750,000
Semiconductor Equipment	—		2,000,000
Total Convertible Notes	—	—	7,750,000
Total	$38,030,189	$—	$143,845,641

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the period.  There were no transfers between Levels 1 and 2 as of December 31, 2013.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/12	NET PURCHASES	NET SALES	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/13
Common Stocks
Advanced Materials	$—	$—	$—	$—	$733,500	$—	$733,500
Consumer Electronics	—	10,108,024	—	—	162,154	—	10,270,178
Intellectual Property	456	—	—	—	(456)	—	—
Internet	2,803,658	—	—	—	(1,009,138)	—	1,794,520
Renewable Energy	4,322,895	6,417,495	(17,338,675)	10,600,950	2,024,085	—	6,026,750
Services	1	—	—	—	—	—	1
Social Networking	13,369,647	3,934,500	—	—	37,133,789	—	54,437,936
Preferred Stocks
Advanced Materials	5,581,279	2,571,600	—	—	(129,420)	—	8,023,459
Advertising Technology	—	17,999,993	—	—	—	—	17,999,993
Automotive	—	5,999,999	—	—	—	—	5,999,999
Consumer Electronics	—	5,000,000	—	—	(1,532,500)	—	3,467,500
Intellectual Property	575,261	—	—	—	(575,261)	—	—
Medical Devices	—	20,299,939	—	—	61	—	20,300,000
Renewable Energy	208,185	—	—	(3,846,714)	3,638,529	—	—
Semiconductor Equipment	3,933,780	2,000,000	—	—	(2,333,637)	—	3,600,143
Services	369,192	—	—	—	122,506	—	491,698
Social Networking	3,294,857	—	(3,522,000)	—	227,143	—	—
Asset Derivatives
Equity Contracts	510,099	—	(13,012)	(959,992)	3,412,869	—	2,949,964
Convertible Bonds
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Semiconductor Equipment	—	2,000,000	—	—	—	—	2,000,000
Total	$40,719,310	$76,331,550	$(20,873,687)	$5,794,244	$41,874,224	$—	$143,845,641

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2013 was $34,641,535.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 12/31/13	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.5M	Market Comparable Companies	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	7.6x - 10.3x 54.33% 0.78% 0.0% - 27.2%
Direct venture capital investments: Intellectual Property	$5.8M	Market Comparable Companies	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	2.0x - 2.5x 57.27% 1.75% 0.0% - 33.4%
Direct venture capital investments: Automotive	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	85.77% 0.78% 0.0%
Direct venture capital investments: Consumer Electronics	$13.7M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	52.56% - 59.38% 0.38% - 0.78% 0.0% - 29.5%
Direct venture capital investments: Internet	$1.8M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	48.56% 0.13% 15.00%
Direct venture capital investments: Advanced Materials	$9.3M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	57.09% - 59.36% 1.75% 0.0% -34.4%
		Market Comparable Companies	EBITDA Multiple	7.6x - 7.9x
Direct venture capital investments: Semiconductor Equipment	$8.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	48.80% 0.78% 0.0%
Direct venture capital investments: Advertising Technology	$18.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	42.04% 0.38% 0.0%
Direct venture capital investments: Renewable Energy	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	118.49% 0.38% 44.1%
Direct venture capital investments: Medical Devices	$20.3M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	62.56% 1.27% 0.0%
Direct venture capital investments: Social Networking	$54.4M	Prior Transaction Analysis	Discount for Lack of Marketability	15.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

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

TAX TABLES
Reclassification of Capital Accounts
Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2013 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(12,852,796)	$12,852,796	$—

As of December 31, 2013, the Fund utilized $183,638 in capital loss carry forwards for federal income tax purposes.

Components of Distributable Earnings as of 12/31/13
FIRSTHAND TECHNOLOGY VALUE FUND
Net Unrealized Appreciation (Depreciation)	$39,096,355
Undistributed Long-Term Capital Gains	336
Total Distributable Earnings	$39,096,691

As of December 31, 2013, the Fund paid $2,878,338 of long-term capital gains.

Aggregate cost for Federal income tax purpose is $142,779,475.

Gross unrealized appreciation	$54,672,337
Gross unrealized depreciation	(15,575,982)
Net unrealized appreciation	$39,096,355

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the beneﬁts of a tax position taken or expected to be taken in a tax return. Taxable years ending 2011 and 2012 remain open to federal and state audit.  As of December 31, 2013, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s ﬁnancial statements for uncertain tax provisions.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2013.

PURCHASES AND SALES
Purchases of investment securities	$74,318,134
Proceeds from sales and maturities of investment securities	$17,088,983

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2012, through December 31, 2013, is noted below:

SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/13	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/13	ACQUISITION COST
IntraOp Medical Corp. Series A-2 Preferred*	—	13,500,000	—	13,500,000	$—	$—	$13,500,000	$13,499,940
IntraOp Medical Corp. Series A-1 Preferred*	—	6,800,000	—	6,800,000	—	—	6,800,000	6,800,000
Pivotal Systems, Series A*	4,765,876	2,382,938	—	7,148,814	—	—	3,600,143	6,000,000
Pivotal Systems, Series A Warrants*	—	1,588,468	—	1,588,468	—	—	799,952	—
Pivotal Systems, Series A Warrants*	3,176,935	—	—	3,176,935	—	—	1,599,904	—
Pivotal Systems, Convertible Note*	—	2,000,000	—	2,000,000	—	7,123	2,000,000	2,000,000
QMAT, Preferred Stock Series A*	6,000,000	2,571,600	—	8,571,600	—	—	8,023,459	8,571,600
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	548,141	—
Silicon Genesis Corp., Common*	911,892	10,000	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	420,129	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	—	500,000	—	140,042	500,000	500,000
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	257,790	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	310,822	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/12	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/13	REALIZED GAIN (LOSS)	INTEREST		VALUE 12/31/13	ACQUISITION COST
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	$—	—		$—	$—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—		—	—
Silicon Genesis Corp., Series 1-C*	82,914	—	—	82,914	—	—		—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—		—	431,901
Silicon Genesis Corp., Series 1-E*	5,704,480	—	—	5,704,480	—	—		—	2,946,535
Silicon Genesis Corp., Series 1-E Warrant*	94,339	—	(94,339)	—	(13,012)	—		—	—
Silicon Genesis Corp., Series 1-E Warrant*	1,257,859	—	—	1,257,859	—	—		—	173,500
Silicon Genesis Corp., Series 1-F*	912,453	—	—	912,453	—	—		—	583,060
Telepathy, Inc. Series A Preferred	—	5,000,000	—	5,000,000	—	3,084	**	3,467,500	5,000,000
Wrightspeed, Inc. Series C Preferred	—	2,267,659	—	2,267,659	—	—		5,999,999	5,999,999
Total Affiliates and Controlled Investments								$52,089,098	$58,402,529
Total Affiliates								$9,467,499	$10,999,999
Total Controlled Investments								$42,621,599	$47,402,530

*	Controlled investment.
**	Interest received from convertible note.

As of December 31, 2013, Kevin Landis represents the Company and sits on the board of directors of IntraOp Medical Corp.; Pivotal Systems, Inc.; Silicon Genesis Corporation; Telepathy, Inc., QMAT, Inc.; and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

QMAT Financial Summary*
Total Assets	$3,712,932
Total Liabilities	2,287,186
Net Shareholder Equity	$1,425,746

Total Revenues	$—
Total Expenses	(2,415,090)
Net Income	$(2,415,090)

*	The Company owns approximately 85% of the voting shares outstanding.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2013

IntraOp Medical Financial Summary
Total Assets	$22,850,286
Total Liabilities	3,690,691
Net Shareholder Equity	$19,159,595

Total Revenues	$1,105,043
Total Expenses	(2,245,448)
Net Income	$(1,140,405)

Pivotal Systems Financial Summary
Total Assets	$4,453,000
Total Liabilities	4,286,000
Net Shareholder Equity	$167,000

Total Revenues	$412,000
Total Expenses	(5,992,000)
Net Income	$(5,580,000)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013 and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2013 the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which appears on page 40 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None
Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2014 (the “2014 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, a copy of which is posted on our website http://www.firsthandtvf.com.

Our CEO certifies the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2014 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2014 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2014 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Procedures” and “Fees Paid to Tait, Weller & Baker for 2013” in the 2014 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	39
Statement of Assets and Liabilities as of December 31, 2013	41
Schedule of Investments as of December 31, 2013	42
Statement of Operations as of December 31, 2013	44
Statement of Cash Flows as of December 31, 2013	45
Statement of Changes in Net Assets as of December 31, 2013	46
Financial Highlights	47
Notes to Financial Statements	48

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description
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

14.1
Registrant’s Code of Ethics for Principal Executives and Senior Financial Officers is incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2012.

14.2	Registrant’s Code of Ethics last amended January 21, 2014— filed herewith.
24.1	Power of Attorney— filed herewith.
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002— filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 —filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 14, 2014	By:	/s/ Kevin Landis
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board and Chief Executive Officer	March 14, 2014
Kevin Landis	and Chief Financial Officer

*	Director	March 14, 2014
Greg Burglin

*	Director	March 14, 2014
Mark Fitzgerald

*	Director	March 14, 2014
Kimun Lee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
14.2	Registrant’s Code of Ethics last amended January 21, 2014
24.1	Power of Attorney
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

LETTER TO SHAREHOLDERS - CONTINUED FROM INSIDE FRONT COVER

Sunrun: Building off our momentum with SolarCity, we invested in Sunrun, a late-stage private company that offers “solar-as-a-service” to residential customers. The company focuses exclusively on the residential market, which has electricity rates and profit margins that are typically higher than those in the commercial market. Given the company’s recent expansion through the acquisition of REC Solar’s residential business unit, speculation about the possibility of a 2014 IPO has increased. We remain poised to capitalize on market trends that indicate that the U.S. solar industry has significant growth ahead.

IntraOp Medical Systems:  While this is our first investment in a medical technology company, the company shares technology with some of our previous investments in the semiconductor industry. The company’s core product, the Mobetron, delivers Intra-Operative Electron Radiation Therapy (IOERT), which offers several benefits over conventional postoperative X-ray radiation therapy. We believe Medicare’s recent approval of reimbursement for IOERT procedures will accelerate the expansion of Mobetron as a standard product in the healthcare industry. We are continuing to look for investment opportunities in companies like IntraOp, which maintain outstanding and disruptive technologies with significant upside.

COMMITTED TO DISTRIBUTING GAINS TO STOCKHOLDERS

In December, Firsthand made its first distribution of realized gains in our short history, composed primarily of realized gains from our successful investment in SolarCity. We concluded the year with $39.2 million in unrealized gains and are looking forward to the potential for larger distributions in 2014, as we continue to execute on our investment strategy to drive enhanced value and higher returns.

Overall, 2013 was a notable year for venture capital and venture-backed companies. For the first time in three years, venture funding in the U.S. increased in terms of both dollars invested and number of deals completed.  In addition, 82 IPOs of venture-backed companies gave 2013 the highest number of venture-backed listings since 2007. A healthy IPO market often inspires immature companies to attempt to public offerings. Our approach of deploying capital only when we see outstanding investment opportunities allowed us to avoid the failed IPOs of 2013.

As our Fund’s track record grows and our public profile increases, we are seeing more deal flow, and our pipeline of high-quality investments has never been better.  Looking ahead, we are focused on increasing NAV and delivering shareholder value by capitalizing on the immense opportunities that are the result of dramatic growth in mobile computing, digital advertising, social networking, and renewable energy.

We are excited here about the future. Thank you for trusting your investments with us and rest assured, we will continue to work hard to put that money to work by seeking out and investing in the most promising companies here in Silicon Valley and elsewhere.

Sincerely,

Kevin Landis
CEO and President
Firsthand Technology Value Fund, Inc.

THIS PAGE INTENTIONALLY LEFT BLANK

THIS PAGE INTENTIONALLY LEFT BLANK

For stockholder inquiries, registered stockholders should call 1.800.331.1710. For general inquiries, please call 1.800.976.8776; or visit us on the web at http://www.firsthandtvf.com.