Form 10-Q
period 2014-03-31
Firsthand Technology Value Fund, Inc.
filed 2014-05-08
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2014 or

[ ]	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Exact Name of Registrant as Specified in Charter)

MARYLAND	27-3008946
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No)

150 Almaden Boulevard, Suite 1250
San Jose, California	95113
(Address of Principal Executive Offices)	(Zip Code)

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer

[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]  Yes    [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $0.001 par value per share	9,072,032

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of March 31, 2014 (Unaudited) and December 31, 2013	2
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014 and for the Three Months Ended March 31, 2013	3
	Statements of Cash Flows for the Three Months Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013	4
	Statements of Changes in Net Assets for the Three Months Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013	5
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2014(Unaudited), for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	6
	Schedule of Investments (Unaudited) as of March 31, 2014	7
	Notes To Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
SIGNATURES		31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF MARCH 31, 2014 (UNAUDITED)	AS OF DECEMBER 31, 2013
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$108,433,995	$84,275,180
Affiliated investments at acquisition cost	10,999,999	10,999,999
Controlled investments at acquisition cost	50,402,529	47,402,530
Total acquisition cost	$169,836,523	$142,677,709
Unaffiliated investments at market value	$146,267,347	$129,786,732
Affiliated investments at market value	8,855,499	9,467,499
Controlled investments at market value	45,621,601	42,621,599
Total market value * (Note 6)	200,744,447	181,875,830
Cash**	54,120,460	83,179,168
Receivable from interest	2,143,892	1,853,119
Other assets	24,644	31,938
Total Assets	257,033,443	266,940,055
LIABILITIES
Incentive fees payable (Note 4)	6,636,212	8,311,199
Payable to affiliates (Note 4)	1,291,989	1,272,031
Consulting fee payable	20,000	18,000
Accrued expenses and other payables	203,342	434,410
Total Liabilities	8,151,543	10,035,640
NET ASSETS	$248,881,900	$256,904,415
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$9,072	$9,072
Paid-in-capital	217,798,652	217,798,652
Accumulated undistributed net investment income	267,550	—
Accumulated net realized losses from security transactions, written options, and warrants transaction	(101,298)	(101,430)
Net unrealized appreciation on investments, other assets, and warrants transactions	30,907,924	39,198,121
NET ASSETS	$248,881,900	$256,904,415
Shares of Common Stock outstanding	9,072,032	9,072,032
Net asset value per share (Note 2)	$27.43	$28.32

*	Includes warrants whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yields as of 03/31/14 was 0.01%. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2014 (UNAUDITED)	MARCH 31, 2013 (UNAUDITED)
INVESTMENT INCOME
Unaffiliated interest	$49,689	$3,396
Affiliated interest	328,268	262,704
Royalty income	35,252	–
TOTAL INVESTMENT INCOME	413,209	266,100
EXPENSES
Investment advisory fees (Note 4)	1,291,989	979,146
Administration fees	33,026	30,206
Custody fees	3,932	3,688
Transfer agent fees	8,545	6,664
Registration and filing fees	5,710	4,438
Professional fees	400,239	71,164
Printing fees	44,801	19,110
Trustees fees	15,000	15,000
Other fees	17,404	23,204
TOTAL GROSS EXPENSES	1,820,646	1,152,620
Incentive fee adjustment (Note 4)	(1,674,987)	–
TOTAL NET EXPENSES	145,659	1,152,620
NET INVESTMENT INCOME (LOSS)	267,550	(886,520)
Net Realized and Unrealized Gains/(Losses) on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	132	(40,195)
Net realized gains from written option transactions (1)	–	1,217,631
Net change in unrealized appreciation on other assets	–	27,370
Net change in unrealized appreciation (depreciation) on investments	(5,520,478)	2,775,028
Net change in unrealized depreciation on warrants transactions (1)	(2,769,719)	(15,115)
Net Realized and Unrealized Gains (Losses) on Investments	(8,290,065)	3,964,719
Net Increase (Decrease) In Net Assets Resulting From Operations	$(8,022,515)	$3,078,199
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.88)	$0.36

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows
	FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(8,022,515)	$50,361,785

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(27,158,814)	(74,318,134)
Proceeds from disposition of investments	—	17,638,875
Investment in written options	—	(2,794,531)
Proceeds from litigation claim	132	1,214
Decrease in receivable from investments sold	—	1
Increase in dividends, interest, and reclaims receivable	(290,773)	(835,905)
Increase in payable to affiliates	19,958	281,063
Increase (decrease) in incentive fees payable	(1,674,987)	8,311,199
Increase (decrease) in other assets	7,294	(5,261)
Decrease in offering costs payable	—	(5,090)
Increase (decrease) in accrued expenses and other payables	(229,068)	309,335
Net realized gain from investments	(132)	(5,755,077)
Net realized loss from written options	—	2,794,531
Net unrealized appreciation (depreciation) from investments and other assets	8,290,197	(60,254,035)
Net cash used in operating activities	(29,058,708)	(64,270,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	—	13,499,939
Distributions paid from realized capital gains	—	(2,878,338)
Net cash provided by financing activities	—	10,621,601

Net decrease in cash	(29,058,708)	(53,648,429)
Cash - beginning of period	83,179,168	136,827,597
Cash - end of period	$54,120,460	$83,179,168

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets
	FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2013
FROM OPERATIONS:
Net investment income (loss)	$267,550	$(12,852,796)
Net realized gains from security transactions, written options, and warrants	132	2,960,546
Net change in unrealized appreciation (depreciation) on investments, other assets, and warrant transactions	(8,290,197)	60,254,035
Net increase (decrease) in net assets from operations	(8,022,515)	50,361,785

FROM DISTRIBUTIONS
From realized gains on investments	—	(2,878,338)
TOTAL DISTRIBUTIONS	—	(2,878,338)

FROM CAPITAL SHARE TRANSACTIONS
Issuance of common stock (1)	—	13,499,939
Net increase in net assets from capital share transactions	—	13,499,939
TOTAL INCREASE (DECREASE) IN NET ASSETS	(8,022,515)	60,983,386
NET ASSETS:
Beginning of period	256,904,415	195,921,029
End of period	$248,881,900	$256,904,415
Accumulated Net Investment Income	$267,550	$—

COMMON STOCK ACTIVITY:
Shares issued	—	515,552
Net increase in shares outstanding	—	515,552
Shares outstanding, beginning of period	9,072,032	8,556,480
Shares outstanding, end of period	9,072,032	9,072,032

(1)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011 (1)
Net asset value at beginning of period	$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment income (loss)	0.03		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(0.92)		7.16		(1.01)	(2.68)
Total from investment operations	(0.89)		5.74		(1.40)	(3.09)
Distributions from:
Realized capital gains	—		(0.32)		—	—
Premiums from shares sold in offerings	—		—	(2)	0.38	—
Net asset value at end of period	$27.43		$28.32		$22.90	$23.92

Market value at end of period	$21.35		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(3.14	)%(A)	25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(7.86	)%(A)	34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$248.9		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	0.23	%(B)(3)	6.52	%(3)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fee	2.92	%(B)	2.67%		2.56%	2.76	%(B)
Ratio of net investment income (loss) to average net assets	0.43	%(B)	(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	0	%(A)	17%		10%	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the three months ended March 31, 2014 and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (2.69)% and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
MARCH 31, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
ALIPHCOM, INC. (4.1%)	Consumer Electronics	Common Stock* (1)	2,128,005	$10,108,024

FACEBOOK (14.5%)	Social Networking	Common Stock, Class A *	600,000	36,144,000

GILT GROUPE (0.6%)	Internet	Common Stock* (1)	198,841	1,594,963

HIGHTAIL (4.0%)	Cloud Computing	Preferred Stock - Series E (1)	2,268,602	9,999,998

INNOVION CORP. (0.3%)	Services	Preferred Stock - Series A-1 *(1)	324,948	485,472
		Preferred Stock - Series A-2 *(1)	168,804	152,329
		Common Stock *(1)	1	1
				637,802

INTEVAC, INC. (2.1%)	Other Electronics	Common Stock *	545,156	5,288,013

INTRAOP MEDICAL CORP. (9.4%)	Medical Devices	Term Note (1)(2) Matures December 2016 Interest Rate 8%	3,000,000	3,000,000
		Preferred Stock - Series A-1* (1)(2)	6,800,000	6,800,000
		Preferred Stock - Series A-2 (1)(2)	13,500,000	13,500,000
				23,300,000

MATTSON TECHNOLOGY, INC. (1.9%)	Semiconductor Equipment	Common Stock	2,000,000	4,640,000

PHUNWARE, INC. (4.0%)	Mobile Computing	Preferred Stock - Series E (1)	3,257,328	9,999,997

PIVOTAL SYSTEMS (3.2%)	Semiconductor	Preferred Stock Warrants - Series A *(1)(2)	3,176,935	1,599,904
	Equipment	Preferred Stock Warrants - Series A *(1)(2)	1,588,468	799,953
		Preferred Stock - Series A *(1)(2)	7,148,814	3,600,143
		Convertible Note *(1)(2) Matures March 2016 Interest Rate 10%	2,000,000	2,000,000
				8,000,000

QMAT, INC. (3.4%)	Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	533,000
		Preferred Stock - Series A *(1)(2)	8,571,600	8,038,601
				8,571,601

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
MARCH 31, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
SILICON GENESIS CORPORATION (2.3%)	Intellectual Property	Preferred Stock -Series 1-C *(1)(2)	82,914	$0
		Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	0
		Preferred Stock -Series 1-F *(1)(2)	912,453	0
		Common Stock *(1)(2)	921,892	0
		Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000
		Term Note (1)(2) Matures December 2016 Interest Rate 12%	3,000,000	3,000,000
				5,750,000

SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	0

SUNRUN, INC. (2.8%)	Renewable Energy	Common Stock *(1)	674,820	6,916,905

TAPAD, INC. (1.2%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986

TELEPATHY, INC. (1.2%)	Consumer Electronics	Preferred Stock - Series A* (1)(3)	5,000,000	2,855,500

TURN, INC. (6.0%)	Advertising Technology	Preferred Stock - Series E (1)	1,798,562	15,000,007

TWITTER, INC. (17.0%)	Social Networking	Common Stock (1)	1,006,200	42,263,419

UCT COATINGS (0.3%)	Advanced Materials	Common Stock *(1)	1,500,000	672,900
		Common Stock Warrants *(1)	136,986	1,068
		Common Stock Warrants *(1)	2,283	8
		Common Stock Warrants *(1)	33,001	257
				674,233

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
MARCH 31, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
WRIGHTSPEED, INC. (2.4%)	Automotive	Preferred Stock - Series C *(1)(3)	2,267,659	$5,999,999

TOTAL INVESTMENTS (Cost $169,836,523) — 80.7%				$200,744,447
OTHER ASSETS IN EXCESS OF LIABILITIES — 19.3%				48,137,453

NET ASSETS — 100.0%				$248,881,900

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
MARCH 31, 2014 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On March 31, 2014, our financial statements include venture capital investments valued at approximately $112.4 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES.  At March 31, 2014, we held $154,672,434 in restricted securities.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended March 31, 2014, the Company earned $49,689 in interest on interest-bearing accounts.  During the quarter ended March 31, 2014, the Company recorded $328,268 of bridge/term note interest and $35,252 on royalty income.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

The market value of the Company’s purchased and written options as of March 31, 2014, can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the quarter ended March 31, 2014 can be found on the Statement of Operations.

The average volume of the Fund’s derivatives during the three months ended March 31, 2014 is as follows:

	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	16,233,514	—

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2014, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2014, accrued incentive fees totaled $6,636,212.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2014:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks Assets
Advanced Materials	$—	$—	$672,900
Consumer Electronics	—	—	10,108,024
Internet	—	—	1,594,963
Other Electronics	5,288,013	—	—
Renewable Energy	—	—	6,916,905
Semiconductor Equipment	4,640,000		—
Services	—	—	1
Social Networking	36,144,000	—	42,263,419
Total Common Stocks	46,072,013	—	61,556,212

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Advanced Materials	$—	$—	$8,038,601
Advertising Technology	—	—	17,999,993
Automotive	—	—	5,999,999
Cloud Computing	—		9,999,998
Consumer Electronics	—	—	2,855,500
Medical Devices	—	—	20,300,000
Mobile Computing	—		9,999,997
Semiconductor Equipment	—	—	3,600,143
Social Networking	—	—	637,801
Total Preferred Stocks	—	—	79,432,032
Asset Derivatives *
Equity Contracts	—	—	2,934,190
Total Asset Derivatives	—	—	2,934,190
Notes and Bonds
Intellectual Property	—	—	5,750,000
Medical Devices	—		3,000,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes and Bonds	—	—	10,750,000
Total	$46,072,013	$—	$154,672,434

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of March 31, 2014.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/13	NET PURCHASES	NET SALES	NET REALIZED GAINS	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/14
Common Stocks
Advanced Materials	$733,500	$—	$—	$—	$(60,600)	$—	$672,900
Consumer Electronics	10,270,178	—	—	—	(162,154)	—	10,108,024
Internet	1,794,520	—	—	—	(199,557)	—	1,594,963
Renewable Energy	6,026,750	—	—	—	890,155	—	6,916,905
Services	1	—	—	—	—	—	1
Social Networking	54,437,936	—	—	—	(12,174,517)	—	42,263,419
Preferred Stocks
Advanced Materials	8,023,459	—	—	—	15,142	—	8,038,601
Advertising Technology	17,999,993	—	—	—	—	—	17,999,993
Automotive	5,999,999	—	—	—	—	—	5,999,999
Cloud Computing	—	9,999,998	—	—	—	—	9,999,998
Consumer Electronics	3,467,500	—	—	—	(612,000)	—	2,855,500
Medical Devices	20,300,000	—	—	—	—	—	20,300,000
Mobile Computing	—	9,999,997	—	—	—	—	9,999,997
Semiconductor
Equipment	3,600,143	—	—	—	—	—	3,600,143
Services	491,698	—	—	—	146,103	—	637,801
Asset Derivatives
Equity Contracts	2,949,964	—	—	—	(15,774)	—	2,934,190
Notes and Bonds
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Medical Devices	—	3,000,000	—	—	—	—	3,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$143,845,641	$22,999,995	$—	$—	$(12,173,202)	$—	$154,672,434

(1)	The net change in unrealized depreciation from Level 3 instruments held as of March 31, 2014 was $12,173,202.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2014:

	FAIR VALUE AT 3/31/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.6M	Market Comparable Companies	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	7.0x - 11.1x 53.66% 0.90% 0.0% - 28.8%
Direct venture capital investments: Intellectual Property	$5.8M	Market Comparable Companies	Revenue Multiple EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	1.0x - 2.8x 8.2x - 14.4x 57.14% 1.73% 0.0% - 33.3%
Direct venture capital investments: Automotive	$6.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	76.33% 0.90% 0.0%
Direct venture capital investments: Consumer Electronics	$13.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	47.25% - 57.63% 0.44% - 0.90% 0.0% - 25.6%
Direct venture capital investments: Internet	$1.6M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	48.84% 0.13% 15.1 - 33.9%
Direct venture capital investments: Advanced Materials	$9.2M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	53.72% - 58.21% 1.73% 0.0% - 33.9%
		Market Comparable Companies	EBITDA Multiple	7.4x - 8.4x
Direct venture capital investments: Semiconductor Equipment	$8.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	46.24% 0.90% 0.0%
Direct venture capital investments: Advertising Technology	$18.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	40.32% - 41.59% 0.13% - 0.44% 0.0%
Direct venture capital investments: Renewable Energy	$6.9M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	121.42% 0.44% 47.8%
Direct venture capital investments: Medical Devices	$23.3M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	48.67% 1.32% 27.1%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)
	FAIR VALUE AT 3/31/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Social Networking	$42.3M	Prior Transaction Analysis	Discount for Lack of Marketability	10%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Open Market Purchase	100%
Direct venture capital investments: Mobile Computing	$10.0M	Prior Transaction Analysis	Open Market Purchase	100%

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

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the three months ended March 31, 2014.

PURCHASES AND SALES
Purchases of investment securities	$27,158,814
Proceeds from sales and maturities of investment securities	$—

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2013 through March 31, 2014, is noted below:

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/14	ACQUISITION COST
IntraOp Medical Corp. Term Note*	—	3,000,000	—	3,000,000	$—	$21,041	$3,000,000	$3,000,000
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	—	—	6,800,000	6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	13,500,000	13,499,939
Pivotal Systems, Series A*	7,148,814	—	—	7,148,814	—	—	3,600,143	6,000,000
Pivotal Systems, Series A Warrants*	1,588,468	—	—	1,588,468	—	—	799,953	—
Pivotal Systems, Series A Warrants*	3,176,935	—	—	3,176,935	—	—	1,599,904	—
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	49,224	2,000,000	2,000,000
QMAT, Series A Preferred*	8,571,600	—	—	8,571,600	—	—	8,038,601	8,571,600
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	533,000	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	99,925	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	—	500,000	—	34,467	500,000	500,000
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	49,502	1,000,000	1,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Common Warrant*	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2014 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/14	ACQUISITION COST
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	$—	$74,109	$3,000,000	$3,000,000
Telepathy, Inc., Series A Preferred	5,000,000	—	—	5,000,000	—	—	2,855,500	5,000,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	5,999,999	5,999,999
Total Affiliates and Controlled Investments							$54,477,100	$61,402,528
Total Affiliates							$8,855,499	$10,999,999
Total Controlled Investments							$45,621,601	$50,402,529

*	Controlled investment.

As of March 31, 2014, Kevin Landis represents the Company and sits on the board of directors of IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy, Inc.; and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $200.7 million as of March 31, 2014 as compared to approximately $181.9 million as of December 31, 2013.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Social Networking	31.5%	34.0%
Medical Devices	9.4%	7.9%
Advertising Technology	7.2%	7.0%
Consumer Electronics	5.3%	5.4%
Semiconductor Equipment	5.1%	3.6%
Cloud Computing	4.0%	0.0%
Mobile Computing	4.0%	0.0%
Advanced Materials	3.7%	3.6%
Renewable Energy	2.8%	2.3%
Automotive	2.4%	2.3%
Intellectual Property	2.3%	2.2%
Other Electronics	2.1%	1.6%
Internet	0.6%	0.7%
Services	0.3%	0.2%
Other Assets in Excess of Liabilities	19.3%	29.2%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

INVESTMENT INCOME
For the three months ended March 31, 2014, we had investment income of $413,209 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

For the three months ended March 31, 2013, we had interest income of $266,100 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to new convertible/term note investments in IntraOp Medical Corp. and Pivotal Systems.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,820,646 during the three months ended March 31, 2014 and $1,152,620 during the three months ended March 31, 2013.

Significant components of gross operating expenses for the three months ended March 31, 2014, were management fee expense of $1,291,989 and professional fees (audit, legal, and consulting) of $400,239.   Significant components of operating expenses for the three months ended March 31, 2013, were management fee expense of $979,146 and professional fees (audit, legal, accounting, and consulting) of $71,164.

The higher level of gross operating expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributable to an increase in our total net assets, on which the investment advisory fees are based, and an increase in professional fees.

NET INVESTMENT LOSS
The net investment income/(loss) was $267,550 for the three months ended March 31, 2014 and $(886,520) for the three months ended March 31, 2013.

The greater net investment income in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to an incentive fee adjustment.  Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter.  In the three months ended March 31, 2014, we reduced our incentive fee accrual by $1,674,987 due to depreciation of our investments during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended March 31, 2014, and March 31, 2013, is shown below.

Three Months Ended March 31, 2014
Realized gains	132
Net change in unrealized appreciation on investments	(8,290,197)
Net realized and unrealized loss on investments	$(8,290,065)

As of March 31, 2014
Gross unrealized appreciation on portfolio investments	$46,252,810
Gross unrealized depreciation on portfolio investments	(15,344,886)
Net unrealized appreciation on portfolio investments	$30,907,924

Three Months Ended March 31, 2013
Realized gains	$1,177,436
Net change in unrealized depreciation on investments	2,787,283
Net realized and unrealized gain on investments	$3,964,719

As of March 31, 2013
Gross unrealized appreciation on portfolio investments	$2,384,708
Gross unrealized depreciation on portfolio investments	(20,653,339)
Net unrealized depreciation on portfolio investments	$(18,268,631)

During the three months ended March 31, 2014, we recognized net realized gains of approximately $132 from a class action settlement. Realized gains were substantially lower than those in the year-ago period due to no sales of securities during the quarter.

During the three months ended March 31, 2014, net unrealized appreciation on total investments decreased by $8,290,197. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Twitter.

During the three months ended March 31, 2013, we recognized net realized gains of approximately $1,177,436 from the sale of investments.

During the three months ended March 31, 2013, net unrealized depreciation on total investments decreased by $2,787,283. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.  This change in net unrealized depreciation was primarily composed of a increase in the fair value of our portfolio companies, notably SolarCity and Twitter.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended March 31, 2014, the net decrease in net assets resulting from operations totaled $8,022,515 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2014 was $(0.88).

For the three months ended March 31, 2013, the net increase in net assets resulting from operations totaled $3,078,199 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2013 was $0.36.

The larger decrease in net assets resulting from operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, is due primarily to an increase unrealized depreciation from investments, most notably the depreciation of Twitter.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2014, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased public securities with an aggregate cost of approximately $2.5 million and private securities with an aggregate cost of $5.0 million.

On May 1, 2014, Firsthand Technology Value Fund, Inc. (the “Fund”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle certain matters with Bulldog Investors, LLC and certain of its affiliates (collectively, “Bulldog”). Bulldog is currently the Fund’s largest shareholder group.

Under the terms of the Settlement Agreement, Bulldog agreed to (1) terminate its proxy solicitation and withdraw its nominees for election to the Board of Directors of the Fund (the “Board”), (2) withdraw its proposals regarding termination of the Fund’s Investment Management Agreement and consideration by the Board of a share repurchase program, (3) not present any proposals at the Fund’s 2014 Annual Meeting, (4) vote in favor of the Board’s director nominees and in the manner recommended by the Board on each other matter that is voted on at the Fund’s 2014 Annual Meeting, and (5) enter into a standstill agreement in favor of the Fund as described below.

The Settlement Agreement also provides that, subject to certain specified conditions, the Fund agreed to (1) liquidate its holdings in Facebook, Inc. and Twitter, Inc. no later than September 30, 2014 and October 31, 2014, respectively, and to distribute any net realized gains from those holdings to shareholders within 60 days of completing those liquidations, (2) establish an open-market stock repurchase program during 2014 for up to $10 million worth of the Fund’s outstanding common stock during periods in which its common stock trades below net asset value, (3) commence a tender offer for at least $20 million worth of the Fund’s outstanding common stock at a price equal to 95% of net asset value to be completed no later than January 31, 2015, and (4) reimburse Bulldog for certain reasonable expenses incurred in connection with the proxy solicitation and settlement matters and provide to Bulldog an additional payment to be agreed upon by the parties.  The Fund also agreed under the Settlement Agreement not to conduct any rights or debt offering without Bulldog’s consent during a certain restricted period that is not expected to exceed 9 months from the date of the Settlement Agreement.

The Fund has not commenced the tender offer or established the stock repurchase program and the description of the tender offer and the stock repurchase program contained herein is neither an offer to purchase nor a solicitation of an offer to sell shares of the Fund. There can be no assurance that any stock repurchase program will be established or that any tender offer will be commenced or, if commenced, that it will be consummated.

Under the Settlement Agreement, the Fund and Bulldog signed mutual releases with respect to any claims that they may have had against each other.

In connection with the Settlement Agreement, the Fund also entered into a Standstill Agreement (the “Standstill Agreement”), dated May 1, 2014, with Bulldog, pursuant to which, among other things, Bulldog agreed that it (1) will not engage in any solicitation of proxies or consents with respect to the Fund or make shareholder proposals for consideration at any meeting of stockholders or take certain other actions with respect to the securities of the Fund and (2) will vote all common stock of the Fund held by it or funds or accounts over which it has voting, dispositive or investment power in accordance with the Board’s recommendation regarding the nomination or election of directors, selection of auditors, or any shareholder proposal, in each case, during the 10-year term of the Standstill Agreement.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of March 31, 2014, a portion of the Company’s assets (approximately 22%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

In some cases, particularly for primary transactions, it is to our advantage to hold sufficient cash reserve so that we can make additional subsequent investments in these companies in order to (a) avoid having our earlier investments become diluted in future dilutive financings, (b) invest additional capital into existing portfolio companies in case additional investments are necessary, and/or (c) exercise warrants, options, or convertible securities that were acquired as part of the earlier transactions. For this reason, in the case of primary transactions (as opposed to secondary transactions where we do not buy the securities from the issuing companies but instead from existing stockholders), we typically reserve cash in an amount at least equal to our initial investment for such follow-on opportunities.  Cash reserves held with respect to a particular investment should, therefore, decline as it is held longer, and will typically not be needed once that portfolio company becomes public or we determine it is no longer in our best interest to make investments in such portfolio company.

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

(b) Changes in Internal Control Over Financial Reporting	There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2013 in response to Item 1A of Part 1 of Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Registrant)

Dated: May 8, 2014	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002