Form 10-Q
period 2014-06-30
Firsthand Technology Value Fund, Inc.
filed 2014-08-07
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2014 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer

[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X]No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.001 par value per share	9,072,032

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of June 30, 2014 (Unaudited) and December 31, 2013	3
	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2014, and June 30, 2013 and for the Six Months Ended June 30, 2014, and June 30, 2013	4
	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and the Six Months Ended June 30, 2013	5
	Statements of Changes in Net Assets for the Six Months Ended June 30, 2014 (Unaudited) and the Year Ended December 31, 2013	6
	Selected Per Share Data and Ratios for the Six Months Ended June 30, 2014 (Unaudited), for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Schedule of Investments (Unaudited) as of June 30, 2014	8
	Notes To Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF JUNE 30, 2014 (UNAUDITED)	AS OF DECEMBER 31, 2013
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$113,248,724	$84,275,180
Affiliated investments at acquisition cost	11,999,999	10,999,999
Controlled investments at acquisition cost	54,402,577	47,402,530
Total acquisition cost	$179,651,300	$142,677,709
Unaffiliated investments at market value	$156,820,594	$129,786,732
Affiliated investments at market value	7,217,934	9,467,499
Controlled investments at market value	47,381,332	42,621,599
Total market value * (Note 6)	211,419,860	181,875,830
Cash**	42,060,712	83,179,168
Receivable from interest	2,440,105	1,853,119
Other assets	185,059	31,938
Total Assets	256,105,736	266,940,055
LIABILITIES
Written options, at value (proceeds $264,754, $0, respectively)***	240,000	—
Incentive fees payable (Note 4)	6,878,260	8,311,199
Payable to affiliates (Note 4)	1,278,346	1,272,031
Consulting fee payable	23,500	18,000
Accrued expenses and other payables	18,172	434,410
Total Liabilities	8,438,278	10,035,640
NET ASSETS	$247,667,458	$256,904,415
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$9,072	$9,072
Paid-in-capital	217,798,652	217,798,652
Accumulated net investment loss	(1,832,282)	—
Accumulated net realized losses from security transactions, written options, and warrants transactions	(101,298)	(101,430)
Net unrealized appreciation on investments, other assets, warrants transactions, purchased and written options	31,793,314	39,198,121
NET ASSETS	$247,667,458	$256,904,415
Shares of Common Stock outstanding	9,072,032	9,072,032
Net asset value per share (Note 2)	$27.30	$28.32

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 06/30/14 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-fundssummary/316175504 for additional information.

***	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2014	JUNE 30, 2013	JUNE 30, 2014	JUNE 30, 2013
INVESTMENT INCOME
Unaffiliated interest	$1,388	$3,304	$3,572	$6,700
Affiliated/controlled interest	466,433	274,382	842,206	537,086
Royalty income	36,617	18,866	71,869	18,866
TOTAL INVESTMENT INCOME	504,438	296,552	917,647	562,652
EXPENSES
Investment advisory fees (Note 4)	1,278,346	1,031,777	2,570,335	2,010,923
Administration fees	37,219	30,986	70,245	61,192
Custody fees	4,740	4,382	8,672	8,070
Transfer agent fees	9,007	7,178	17,552	13,842
Registration and filing fees	5,773	4,488	11,483	8,926
Professional fees	95,987	119,175	496,226	190,339
Printing fees	58,074	35,426	102,875	54,536
Trustees fees	15,000	30,000	30,000	45,000
Settlement fees	838,000	–	838,000	–
Other fees	20,076	22,653	37,480	45,857
TOTAL GROSS EXPENSES	2,362,222	1,286,065	4,182,868	2,438,685
Incentive fee adjustments (Note 4)	242,048	–	(1,432,939)	–
TOTAL NET EXPENSES	2,604,270	1,286,065	2,749,929	2,438,685
NET INVESTMENT LOSS	(2,099,832)	(989,513)	(1,832,282)	(1,876,033)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	–	692	132	(39,503)
Net realized gains from written option transactions (1)	–	386,962	–	1,604,593
Net change in unrealized appreciation on other assets	–	–	–	27,370
Net change in unrealized appreciation (depreciation) on investments	(2,810,222)	13,744,886	(8,330,700)	16,519,914
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	346,405	51,613	(2,423,314)	36,498
Net change in unrealized appreciation on purchased options (1)	3,324,453	–	3,324,453	–
Net change in unrealized appreciation (depreciation) on written options (1)	24,754	(23,829)	24,754	(23,829)
Net Realized and Unrealized Gains (Losses) on Investments	885,390	14,160,324	(7,404,675)	18,125,043
Net Increase (Decrease) In Net Assets Resulting From Operations	$(1,214,442)	$13,170,811	$(9,236,957)	$16,249,010
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.13)	$1.54	$(1.02)	$1.90

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(9,236,957)	$16,249,010

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(35,180,659)	(9,912,491)
Investment in written options	264,754	2,154,484
Investment in purchased options	(1,792,932)	—
Proceeds from litigation claim	132	878
Decrease in receivable from investments sold	—	1
Increase in dividends, interest, and reclaims receivable	(586,986)	(387,086)
(Increase) decrease in other assets	(153,121)	14,432
Increase in payable to affiliates	6,315	40,809
Increase (decrease) in incentive fees payable	(1,432,939)	—
Decrease in offering costs payable	—	(5,090)
Decrease in accrued expenses and other payables	(410,738)	(88,023)
Net realized gain from investments	(132)	39,503
Net realized loss from written options	—	(1,604,593)
Net unrealized appreciation (depreciation) from investments and other assets, warrants transactions, purchased and written options	7,404,807	(16,559,953)
Net cash used in operating activities	(41,118,456)	(10,058,119)

Net decrease in cash	(41,118,456)	(10,058,119)
Cash - beginning of period	83,179,168	136,827,597
Cash - end of period	$42,060,712	$126,769,478

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2013
FROM OPERATIONS:
Net investment loss	$(1,832,282)	$(12,852,796)
Net realized gains from security transactions, written options, and warrants	132	2,960,546
Net change in unrealized appreciation (depreciation) on investments, other assets, written and purchased options and warrants	(7,404,807)	60,254,035
Net increase (decrease) in net assets from operations	(9,236,957)	50,361,785

FROM DISTRIBUTIONS
From realized gains on investments	—	(2,878,338)
TOTAL DISTRIBUTIONS	—	(2,878,338)
FROM CAPITAL SHARE TRANSACTIONS
Issuance of common stock (1)	—	13,499,939
Net increase in net assets from capital share transactions	—	13,499,939
TOTAL INCREASE (DECREASE) IN NET ASSETS	(9,236,957)	60,983,386
NET ASSETS:
Beginning of period	256,904,415	195,921,029
End of period	$247,667,458	$256,904,415
Accumulated Net Investment Loss	$(1,832,282)	$—

COMMON STOCK ACTIVITY:
Shares issued	—	515,552
Net increase in shares outstanding	—	515,552
Shares outstanding, beginning of period	9,072,032	8,556,480
Shares outstanding, end of period	9,072,032	9,072,032

(1)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.20)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(0.82)		7.16		(1.01)	(2.68)
Total from investment operations	(1.02)		5.74		(1.40)	(3.09)
Distributions from:
Realized capital gains	—		(0.32)		—	—
Premiums from shares sold in offerings	—		0.00	(2)	0.38	—
Net asset value at end of period	$27.30		$28.32		$22.90	$23.92

Market value at end of period	$21.25		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(3.60	)%(A)	25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(8.29	)%(A)	34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$247.7		$256.9		$195.9	$83.6
Ratio of total expenses to average net assets	2.21	%(B)(3)	6.52	%(3)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fees	3.37	%(B)	2.67%		2.56%	2.76	%(B)
Ratio of net investment loss to average net assets	(1.47	)%(B)	(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	0	%(A)	17%		10%	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the six months ended June 30, 2014 and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.16)% and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
JUNE 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
ALIPHCOM, INC. (4.4%)	Consumer Electronics	Common Stock* (1)	2,128,005	$10,881,710

FACEBOOK (16.3%)	Social Networking	Common Stock, Class A *(2)	600,000	40,374,000

GILT GROUPE (0.6%)	Internet	Common Stock* (1)	198,841	1,507,437

HIGHTAIL (4.0%)	Cloud Computing	Preferred Stock - Series E (1)	2,268,602	9,999,998

INNOVION CORP. (0.1%)	Services	Preferred Stock - Series A-1 *(1)	324,948	320,520
		Preferred Stock - Series A-2 *(1)	168,804	4,359
		Common Stock *(1)	1	1
				324,880

INTEVAC, INC. (1.8%)	Other Electronics	Common Stock *	545,156	4,366,700

INTRAOP MEDICAL CORP. (8.5%)	Medical Devices	Term Note (1)(3) Matures February 2016 Interest Rate 8%	3,000,000	3,000,000
		Preferred Stock - Series A-1* (1)(3)	6,800,000	6,049,565
		Preferred Stock - Series A-2 (1)(3)	13,500,000	12,010,167
				21,059,732

MATTSON TECHNOLOGY, INC. (2.9%)	Semiconductor Equipment	Common Stock	3,280,000	7,183,200

PHUNWARE, INC. (4.0%)	Mobile Computing	Preferred Stock - Series E (1)	3,257,328	9,999,997

PIVOTAL SYSTEMS (4.9%)	Semiconductor Equipment	Preferred Stock - Series A *(1)(3)	11,914,217	6,000,000
		Preferred Stock - Series B *(1)(3)	7,942,811	4,000,000
		Convertible Note *(1)(3) Matures March 2016 Interest Rate 10%	2,000,000	2,000,000
				12,000,000

QMAT, INC. (3.5%)	Advanced Materials	Preferred Stock Warrants - Series A *(1)(3)	2,000,000	526,052
		Preferred Stock - Series A *(1)(3)	8,571,600	8,045,548
				8,571,600

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
SILICON GENESIS	Intellectual Property	Preferred Stock -Series 1-C *(1)(3)	82,914	$0
CORPORATION (2.3%)		Preferred Stock -Series 1-D *(1)(3)	850,830	0
		Preferred Stock -Series 1-E *(1)(3)	5,704,480	0
		Preferred Stock -Series 1-F *(1)(3)	912,453	0
		Common Stock *(1)(3)	921,892	0
		Preferred Stock Warrants - Series 1-E *(1)(3)	1,257,859	0
		Common Stock Warrants *(1)(3)	37,982	0
		Common Stock Warrants *(1)(3)	5,000,000	0
		Common Stock Warrants *(1)(3)	3,000,000	0
		Convertible Note (1)(3) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(3) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Convertible Note (1)(3) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000
		Term Note (1)(3) Matures December 2016 Interest Rate 10%	3,000,000	3,000,000
				5,750,000

SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	0

SUNRUN, INC. (2.8%)	Renewable Energy	Common Stock *(1)	674,820	6,985,169

TAPAD, INC. (1.3%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	3,093,611
		Preferred Stock - Series B-2 *(1)	10,327	150,003
				3,243,614

TELEPATHY, INC. (0.1%)	Consumer Electronics	Preferred Stock - Series A* (1)(4)	5,000,000	217,935

TURN, INC. (6.1%)	Advertising Technology	Preferred Stock - Series E (1)	1,798,562	15,000,007

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
TWITTER, INC. (18.7%)	Social Networking	Purchased Call Options, Expiring July 19, 2014, Strike Price $37.00	4,000	$1,620,000
		Purchased Call Options, Expiring July 19, 2014, Strike Price $39.00	6,000	1,500,000
		Purchased Call Options, Expiring July 19, 2014, Strike Price $40.00	643	125,385
		Purchased Call Options, Expiring July 25, 2014, Strike Price $40.50	400	92,000
		Purchased Call Options, Expiring September 20, 2014, Strike Price $40.00	4,000	1,780,000
		Common Stock	1,006,200	41,224,014
				46,341,399

UCT COATINGS (0.3%)	Advanced Materials	Common Stock *(1)	1,500,000	611,885
		Common Stock Warrants *(1)	136,986	480
		Common Stock Warrants *(1)	2,283	3
		Common Stock Warrants *(1)	33,001	115
				612,483

WRIGHTSPEED, INC. (2.8%)	Automotive	Convertible Note (1)(4) Matures July 2014 Interest Rate 10%	1,000,000	1,000,000
		Preferred Stock - Series C *(1)(4)	2,267,659	5,999,999
				6,999,999
TOTAL INVESTMENTS
(Cost $179,651,300)
—85.4%				$211,419,860

OTHER ASSETS IN EXCESS OF LIABILITIES — 14.6%				36,247,598

NET ASSETS — 100.0%				$247,667,458

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	CONTRACTS	VALUE
WRITTEN OPTIONS — (0.1)% ($240,000)

FACEBOOK, INC. (0.1%)	Social Networking	Written Call Options, Expiring July 25, 2014, Strike Price $72.00	(2,000)	$(240,000)

Total WRITTEN OPTIONS (proceeds ($264,754)) — (0.1)%				$(240,000)

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Security held in connection with open written call options.
(3)	Controlled investments.
(4)	Affiliated issuer.

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
JUNE 30, 2014 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On June 30, 2014, our financial statements include venture capital investments valued at approximately $113.2 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES.  At June 30, 2014, we held $113,154,561 in restricted securities.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended June 30, 2014, the Company earned $1,388 in interest on interest-bearing accounts.  During the quarter ended June 30, 2014, the Company recorded $466,433 of bridge/term note interest and $36,617 on royalty income.

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

INCOME TAXES.  As we intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties, if any, as an income tax expense.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

The market value of the Company’s purchased and written options as of June 30, 2014, can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the quarter ended June 30, 2014 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the six months ended June 30, 2014 were as follows:

	CONTRACTS	PREMIUMS RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	2,000	$264,754
Options outstanding, end of period	2,000	$264,754

The average volume of the Fund’s derivatives during the three months ended June 30, 2014 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	5,014	14,645,046	667

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
JUNE 30, 2014 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2014, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2014, accrued incentive fees totaled $6,878,260.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

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
JUNE 30, 2014 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2014:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
ASSETS Common Stocks
Advanced Materials	$—	$—	$611,885
Consumer Electronics	—	—	10,881,710
Internet	—	—	1,507,437
Other Electronics	4,366,700	—	—
Renewable Energy	—	—	6,985,169
Semiconductor Equipment	7,183,200	—	—
Services	—	—	1
Social Networking	81,598,014	—	—
Total Common Stocks	93,147,914	—	19,986,202
Preferred Stocks
Advanced Materials	—	—	8,045,548
Advertising Technology	—	—	18,243,621
Automotive	—	—	5,999,999
Cloud Computing	—		9,999,998
Consumer Electronics	—	—	217,935
Medical Devices	—	—	18,059,732
Mobile Computing	—	—	9,999,997
Semiconductor Equipment	—	—	10,000,000
Services	—	—	324,879
Total Preferred Stocks	—	—	80,891,709
Asset Derivatives *
Equity Contracts	—	5,117,385	526,650
Total Asset Derivatives	—	5,117,385	526,650
Convertible Notes
Automotive	—	—	1,000,000
Intellectual Property	—	—	5,750,000
Medical Devices	—	—	3,000,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	11,750,000
LIABILITIES
Liability Derivatives *	—
Equity Contracts	—	(240,000)	—
Total Liability Derivatives	—	(240,000)	—
Total	$93,147,914	$4,877,385	$113,154,561

*	Asset derivatives include warrants and purchased options, and liability derivatives include written options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of June 30, 2014.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/13	NET PURCHASES	NET SALES	NET REALIZED GAINS (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/14
Common Stocks
Advanced Materials	$733,500	$—	$—	$—	$(121,615)	$—	$611,885
Consumer Electronics	10,270,178	—	—	—	611,532	—	10,881,710
Internet	1,794,520	—	—	—	(287,083)	—	1,507,437
Renewable Energy	6,026,750	—	—	—	958,419	—	6,985,169
Services	1	—	—	—	—	—	1
Social Networking	54,437,936	—	—	—	(13,213,922)	(41,224,014)	—
Preferred Stocks
Advanced Materials	8,023,459	—	—	—	22,089	—	8,045,548
Advertising Technology	17,999,993	150,003	—	—	93,625	—	18,243,621
Automotive	5,999,999	—	—	—	—	—	5,999,999
Cloud Computing	—	9,999,998	—	—	—	—	9,999,998
Consumer Electronics	3,467,500	—	—	—	(3,249,565)	—	217,935
Medical Devices	20,300,000	—	—	—	(2,240,268)	—	18,059,732
Mobile Computing	—	9,999,997	—	—	—	—	9,999,997
Semiconductor Equipment	3,600,143	4,000,048	—	—	2,399,809	—	10,000,000
Services	491,698	—	—	—	(166,819)	—	324,879
Asset Derivatives
Equity Contracts	2,949,964	—	—	—	(2,423,314)	—	526,650
Convertible Bonds
Automotive	—	1,000,000	—	—	—	—	1,000,000
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Medical Devices	—	3,000,000	—	—	—	—	3,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$143,845,641	$28,150,046	$—	$—	$(17,617,112)	$(41,224,014)	$113,154,561

(1)	The net change in unrealized depreciation from Level 3 instruments held as of June 30, 2014 was $2,003,331.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2014:

	FAIR VALUE AT 6/30/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Services	$0.3M	Probability Weighted Expected Return	Volatility Risk-Free Rate Discount for Lack of Marketability	46.52% - 55.98% 0.88% 0.0% - 27.9%
Direct venture capital investments: Intellectual Property	$5.8M	Market Comparable Companies	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	1.1x - 3.2x 58.65% 1.62% 0.0% - 34.3%
Direct venture capital investments: Automotive	$7.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	76.59% 0.88% 0.0%
Direct venture capital investments: Consumer Electronics	$11.1M	Prior Transaction Analysis Probability Weighted Expected Return	Volatility Risk-Free Rate Discount for Lack of Marketability	46.35% - 57.09% 0.47% - 0.88% 0.0% - 23.4%
Direct venture capital investments: Internet	$1.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	50.76% 0.11% 0.0% - 15.7%
Direct venture capital investments: Advanced Materials	$9.2M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	53.02% - 54.88% 1.62% 0.0% - 32.4%
Direct venture capital investments: Semiconductor Equipment	$12.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	45.58% 0.88% 0.0%
Direct venture capital investments: Advertising Technology	$18.2M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	44.96% - 47.37% 0.11% - 0.47% 0.0%
Direct venture capital investments: Renewable Energy	$7.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	123.22% 0.47% 45.2%
Direct venture capital investments: Medical Devices	$21.1M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	47.87% 1.25% 0%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	39.92% 0.47% 0.0%
Direct venture capital investments: Mobile Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	78.07% 0.47% 0.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

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

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the six months ended June 30, 2014.

PURCHASES AND SALES
Purchases of investment securities	$35,180,659
Proceeds from sales and maturities of investment securities	$—

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s oustanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2013 through June 30, 2014, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/14	ACQUISITION COST
IntraOp Medical Corp. Term Note*	—	3,000,000	—	3,000,000	$—	$80,877	$3,000,000	$3,000,000
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	—	—	6,049,565	6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	12,010,167	13,499,939
Pivotal Systems, Series A*	7,148,814	4,765,403	—	11,914,217	—	—	6,000,000	6,000,048
Pivotal Systems, Series B*	—	7,942,811	—	7,942,811	—	—	4,000,000	4,000,000
Pivotal Systems, Series A Warrants*	1,588,468	—	1,588,468	—	—	—	—	—
Pivotal Systems, Series A Warrants*	3,176,935	—	3,176,935	—	—	—	—	—

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/14	ACQUISITION COST
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	$98,452	$2,000,000	$2,000,000
QMAT, Preferred Stock Series A*	8,571,600	—	—	8,571,600	—	—	8,045,548	8,571,600
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	526,052	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	242,926	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	—	500,000	—	80,600	500,000	500,000
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	156,675	1,000,000	1,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-E Warrant*	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F*	912,453	—	—	912,453	—	—	—	583,060
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	$—	167,068	3,000,000	3,000,000
Telepathy, Inc., Series A Preferred	5,000,000	—	—	5,000,000	—	—	217,935	5,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2014 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/14	ACQUISITION COST
Wrightspeed, Inc. Convertible Note	—	1,000,000	—	1,000,000	—	$15,608	$1,000,000	$1,000,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	5,999,999	5,999,999
Total Affiliates and Controlled Investments							$54,599,266	$66,402,576
Total Affiliates							$7,217,934	$11,999,999
Total Controlled Investments							$47,381,332	$54,402,577

*	Controlled investment.

As of June 30, 2014, Kevin Landis represented the Company and sat on the boards of directors of IntraOp Medical Corp.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy, Inc.; and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $211.4 million as of June 30, 2014 as compared to approximately $181.9 million as of December 31, 2013.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Social Networking	35.0%	34.0%
Medical Devices	8.5%	7.9%
Semiconductor Equipment	7.8%	3.6%
Advertising Technology	7.4%	7.0%
Consumer Electronics	4.5%	5.4%
Cloud Computing	4.0%	0.0%
Mobile Computing	4.0%	0.0%
Advanced Materials	3.8%	3.6%
Automotive	2.8%	2.3%
Renewable Energy	2.8%	2.3%
Intellectual Property	2.3%	2.2%
Other Electronics	1.8%	1.6%
Internet	0.6%	0.7%
Services	0.1%	0.2%
Other Assets in Excess of Liabilities	14.6%	29.2%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013.

INVESTMENT INCOME
For the three months ended June 30, 2014, we had investment income of $504,438 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation and IntraOp Medical Corp.

For the three months ended June 30, 2013, we had interest income of $296,552 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to new convertible/term note investments in IntraOp Medical Corp. and Pivotal Systems.

OPERATING EXPENSES
Gross operating expenses totaled approximately $2,362,222 during the three months ended June 30, 2014 and $1,286,065 during the three months ended June 30, 2013.

Significant components of gross operating expenses for the three months ended June 30, 2014, were management fee expense of $1,278,346, settlement fees expense of $838,000 and professional fees (audit, legal, and consulting) of $95,987.  Significant components of operating expenses for the three months ended June 30, 2013, were management fee expense of $1,031,777 and professional fees (audit, legal, and consulting) of $119,175.

The higher level of gross operating expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily attributable to fees associated with the settlement of our proxy contest and an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $2,099,832 for the three months ended June 30, 2014 and $989,513 for the three months ended June 30, 2013.

The greater net investment loss in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily due to fees associated with the settlement of our proxy contest and an incentive fee adjustment.  Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter.  In the three months ended June 30, 2014, we increased our incentive fee accrual by $242,048 due to appreciation of our investments during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended June 30, 2014, and June 30, 2013, is shown below.

Three Months Ended June 30, 2014
Realized gains	$-—
Net change in unrealized appreciation on investments	885,390
Net realized and unrealized gains on investments	$885,390

As of June 30, 2014
Gross unrealized appreciation on portfolio investments	$50,972,251
Gross unrealized depreciation on portfolio investments	(19,203,691)
Net unrealized appreciation on portfolio investments	$31,768,560

Three Months Ended June 30, 2013
Realized gains	$387,654
Net change in unrealized depreciation on investments	13,772,670
Net realized and unrealized gain on investments	$14,160,324

As of June 30, 2013
Gross unrealized appreciation on portfolio investments	$15,872,720
Gross unrealized depreciation on portfolio investments	(20,344,852)
Net unrealized depreciation on portfolio investments	$(4,472,132)

During the three months ended June 30, 2014, we did not recognize any net realized gains. Realized gains were substantially lower than those in the year-ago period due to no sales of securities during the quarter.

During the three months ended June 30, 2014, net unrealized appreciation on total investments increased by $885,390. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Facebook and Twitter.

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

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended June 30, 2014, the net decrease in net assets resulting from operations totaled $1,214,442 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2014 was $(0.13).

For the three months ended June 30, 2013, the net increase in net assets resulting from operations totaled $13,170,811 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2013 was $1.54.

The larger decrease in net assets resulting from operations for the three months ended June 30, 2014 as compared to the increase in net assets resulting from operations for the three months ended June 30, 2013, is due primarily to a slower growth in our unrealized appreciation on investments.

The following information is a comparison for the six months ended June 30, 2014, and the six months ended June 30, 2013.

INVESTMENT INCOME
For the six months ended June 30, 2014, we had investment income of $917,647 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation and IntraOp Medical Corp.

For the six months ended June 30, 2013, we had interest income of $562,652 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due primarily to new convertible/term note investments in IntraOp Medical Corp. and Pivotal Systems.

OPERATING EXPENSES
Gross operating expenses totaled approximately $4,182,868 during the six months ended June 30, 2014 and $2,438,685 during the six months ended June 30, 2013.

Significant components of gross operating expenses for the six months ended June 30, 2014, were management fee expense of $2,570,335, settlement fees expense of $838,000 and professional fees (audit, legal, and consulting) of $496,226.   Significant components of operating expenses for the six months ended June 30, 2013, were management fee expense of $2,010,923 and professional fees (audit, legal, and consulting) of $190,339.

The higher level of gross operating expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to fees associated with the settlement of our proxy contest and an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $1,832,282 for the six months ended June 30, 2014 and $1,876,033 for the six months ended June 30, 2013.

The lower net investment loss in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to an incentive fee adjustment.  Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter.  In the six months ended June 30, 2014, we decreased our incentive fee accrual by $1,432,939 due to depreciation of our investments during the six months ended June 30, 2014.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the six month periods ended June 30, 2014, and June 30, 2013, is shown below.

Six Months Ended June 30, 2014
Realized gains	$132
Net change in unrealized appreciation on investments	(7,404,807)
Net realized and unrealized losses on investments	$(7,404,675)

As of June 30, 2014
Gross unrealized appreciation on portfolio investments	$50,972,251
Gross unrealized depreciation on portfolio investments	(19,203,691)
Net unrealized appreciation on portfolio investments	$31,768,560

Six Months Ended June 30, 2013
Realized gains	$1,565,090
Net change in unrealized depreciation on investments	16,559,953
Net realized and unrealized gain on investments	$18,125,043

As of June 30, 2013
Gross unrealized appreciation on portfolio investments	$15,872,720
Gross unrealized depreciation on portfolio investments	(20,344,852)
Net unrealized depreciation on portfolio investments	$(4,472,132)

During the six months ended June 30, 2014, we recognized net realized gains of $132 from a class action settlement. Realized gains were substantially lower than those in the year-ago period because there were no sales of investments during the six months ended June 30, 2014.

During the six months ended June 30, 2014, net unrealized appreciation on total investments decreased by $7,404,807. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Twitter.

During the six months ended June 30, 2013, we recognized net realized gains of approximately $1,565,090 from the sale of investments.

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

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the six months ended June 30, 2014, the net decrease in net assets resulting from operations totaled $9,236,957 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2014 was $(1.02).

For the six months ended June 30, 2013, the net increase in net assets resulting from operations totaled $16,249,010 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2013 was $1.90.

The larger decrease in net assets resulting from operations for the six months ended June 30, 2014 as compared to the increase in net assets resulting from operations for the six months ended June 30, 2013, is due primarily to Twitter underperforming in the six months ended June 30, 2014.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2014, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased public securities with an aggregate cost of approximately $5.9 million and private securities with an aggregate cost of approimately $3.0 million. We also sold public securities with an aggregate value of approximately $2.5 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of June 30, 2014, a portion of the Company’s assets (approximately 17%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

The Company’s Board of Directors has established a Compensation Committee, which consists of only independent directors. No person who is an officer, director, or employee of the Adviser and who serves as a director of the Company receives any compensation from the Company for those services. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. The Compensation Committee reviews and approves that compensation periodically.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Dated: August 7 2014
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer
Dated: August 7 2014
	By:	/s/ Omar Billawala
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002