Form 10-Q
period 2014-09-30
Firsthand Technology Value Fund, Inc.
filed 2014-11-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2014 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes[X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.001 par value per share	9,072,032

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of September 30, 2014 (Unaudited) and December 31, 2013	3
	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2014 and September 30, 2013, and for the Nine Months Ended September 30, 2014 and September 30, 2013	4
	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and the Nine Months Ended September 30, 2013	5
	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2014 (Unaudited) and for the Year Ended December 31, 2013	6
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2014 (Unaudited), for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Schedule of Investments (Unaudited) as of September 30, 2014	8
	Notes To Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2014 (UNAUDITED)	AS OF DECEMBER 31, 2013
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$110,098,551	$84,275,180
Affiliated investments at acquisition cost	14,999,999	10,999,999
Controlled investments at acquisition cost	54,902,578	47,402,530
Total acquisition cost	$180,001,128	$142,677,709
Unaffiliated investments at market value	$140,128,581	$129,786,732
Affiliated investments at market value	9,499,999	9,467,499
Controlled investments at market value	48,258,680	42,621,599
Total market value * (Note 6)	197,887,260	181,875,830
Cash**	67,532,302	83,179,168
Receivable for securities sold	15,828,906	—
Receivable from interest	2,813,150	1,853,119
Other assets	11,760	31,938
Total Assets	284,073,378	266,940,055
LIABILITIES
Written options, at value (proceeds $757,786)***	687,775	—
Incentive fees payable (Note 4)	12,537,368	8,311,199
Payable to affiliates (Note 4)	1,358,815	1,272,031
Consulting fee payable	42,000	18,000
Accrued expenses and other payables	13,857	434,410
Total Liabilities	14,639,815	10,035,640
NET ASSETS	$269,433,563	$256,904,415
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$9,072	$9,072
Paid-in-capital	217,798,652	217,798,652
Accumulated net investment loss	(8,353,857)	—
Accumulated net realized gains (losses) from security transactions, purchased and written options, and warrants transactions	42,023,553	(101,430)
Net unrealized appreciation on investments, other assets, and warrants transactions	17,956,143	39,198,121
NET ASSETS	$269,433,563	$256,904,415
Shares of Common Stock outstanding	9,072,032	9,072,032
Net asset value per share (Note 2)	$29.70	$28.32

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 09/30/14 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-fundssummary/316175504 for additional information.

***	Primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPT. 30, 2014	SEPT. 30, 2013	SEPT. 30, 2014	SEPT. 30, 2013
INVESTMENT INCOME
Unaffiliated interest	$1,461	$(2,462)	$5,033	$4,238
Affiliated/controlled interest	523,058	290,454	1,365,264	827,540
Royalty income	351,327	19,404	423,196	38,270
TOTAL INVESTMENT INCOME	875,846	307,396	1,793,493	870,048
EXPENSES
Investment advisory fees (Note 4)	1,358,816	1,107,158	3,929,151	3,118,081
Administration fees	35,287	32,159	105,532	93,351
Custody fees	5,110	3,423	13,782	11,493
Transfer agent fees	9,132	18,815	26,684	32,657
Registration and filing fees	9,725	4,537	21,208	13,463
Professional fees	155,463	158,848	651,689	349,187
Printing fees	136,713	28,121	239,588	82,657
Trustees fees	15,000	15,000	45,000	60,000
Settlement fees	–	–	838,000	–
Miscellaneous fees	13,067	23,308	50,547	69,165
TOTAL GROSS EXPENSES	1,738,313	1,391,369	5,921,181	3,830,054
Incentive fee adjustments (Note 4)	5,659,108	–	4,226,169	–
TOTAL NET EXPENSES	7,397,421	1,391,369	10,147,350	3,830,054
NET INVESTMENT LOSS	(6,521,575)	(1,083,973)	(8,353,857)	(2,960,006)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains from security transactions
Non-affiliated and other assets	26,779,485	5,794,244	26,779,617	5,754,741
Net realized gains from purchased option transactions (1)	15,290,438	–	15,290,438	–
Net realized gains (losses) from written option transactions (1)	54,928	(4,399,124)	54,928	(2,794,531)
Net change in unrealized appreciation on other assets	–	–	–	27,370
Net change in unrealized appreciation (depreciation) on investments	(9,092,761)	10,541,083	(17,423,461)	27,060,997
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	4,786	1,139,258	(2,418,528)	1,175,756
Net change in unrealized depreciation on purchased options (1)	(4,794,453)	–	(1,470,000)	–
Net change in unrealized appreciation on written options (1)	45,257	23,829	70,011	–
Net Realized and Unrealized Gains (Losses) on Investments	28,287,680	13,099,290	20,883,005	31,224,333
Net Increase In Net Assets Resulting From Operations	$21,766,105	$12,015,317	$12,529,148	$28,264,327
Net Increase In Net Assets Per Share Resulting From Operations (2)	$2.40	$1.40	$1.38	$3.30

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in Net Assets resulting from operations	$12,529,148	$28,264,327
Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by operating activities:
Purchases of investments	(38,122,217)	(34,088,004)
Proceeds from disposition of investments	45,630,403	17,638,875
Net purchases of short term investments	(500,000)	—
Investment in written options	812,714	(2,794,531)
Investment in purchased options	(2,279,562)	—
Proceeds from litigation claim	18,012	879
Decrease in payable from investments purchased	—	1
Increase in dividends, interest, and reclaims receivable	(960,031)	(599,456)
Increase in receivable for investments sold	(15,828,906)	—
Decrease in other assets	20,178	21,767
Increase in payable to affiliates	86,784	116,130
Increase in incentive fees payable	4,226,169	—
Decrease in offering costs payable	—	(5,090)
Decrease in accrued expenses and other payables	(396,553)	(36,952)
Net realized gain from investments	(42,070,055)	(5,754,741)
Net realized gain (loss) from written options	(54,928)	2,794,531
Net unrealized appreciation (depreciation) from investments, other assets, warrants transactions, purchased and written options	21,241,978	(28,264,123)
Net cash used in operating activities	(15,646,866)	(22,706,387)

Net decrease in cash	(15,646,866)	(22,706,387)
Cash - beginning of period	83,179,168	136,827,597
Cash - end of period	$67,532,302	$114,121,210

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2013
FROM OPERATIONS:
Net investment loss	$(8,353,857)	$(12,852,796)
Net realized gains from security transactions, written and purchased options and warrants	42,124,983	2,960,546
Net change in unrealized appreciation (depreciation) on investments, other assets, written and purchased options and warrants transactions	(21,241,978)	60,254,035
Net increase in net assets from operations	12,529,148	50,361,785

FROM DISTRIBUTIONS
From realized gains on investments	—	(2,878,338)
TOTAL DISTRIBUTIONS	—	(2,878,338)

FROM CAPITAL SHARE TRANSACTIONS
Issuance of common stock (1)	—	13,499,939
Net increase in net assets from capital share transactions	—	13,499,939
TOTAL INCREASE IN NET ASSETS	12,529,148	60,983,386

NET ASSETS:
Beginning of period	256,904,415	195,921,029
End of period	$269,433,563	$256,904,415
Accumulated Net Investment Loss	$(8,353,857)	$—

COMMON STOCK ACTIVITY:
Shares issued	—	515,552
Net increase in shares outstanding	—	515,552
Shares outstanding, beginning of period	9,072,032	8,556,480
Shares outstanding, end of period	9,072,032	9,072,032

(1)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)			FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$28.32			$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.92)			(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	2.30			7.16		(1.01)	(2.68)
Total from investment operations	1.38			5.74		(1.40)	(3.09)
Distributions from:
Realized capital gains	—			(0.32)		—	—
Premiums from shares sold in offerings	—			—	(2)	0.38	—
Net asset value at end of period	$29.70			$28.32		$22.90	$23.92

Market value at end of period	$24.01			$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	4.87%	(A)		25.30%		(4.26)%	(11.44)%	(A)
Based on Market Value	3.63%	(A)		34.61%		21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$269.4			$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	5.36%	(3)	(B)	6.52%	(3)	2.56%	2.76%	(B)
Ratio of total expenses to average net assets, excluding incentive fees	3.13%	(B)		2.67%		2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(4.41)%	(B)		(5.96)%		(2.12)%	(2.28)%	(B)
Portfolio turnover rate	19%	(A)		17%		10%	18%	(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the nine months ended September 30, 2014 and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was 2.25% and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
SEPTEMBER 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/ PAR VALUE ($)	VALUE
ALIPHCOM, INC. (4.7%)	Consumer Electronics	Common Stock* (1)	2,128,005	$12,653,330
GILT GROUPE (0.6%)	Internet	Common Stock* (1)	198,841	1,602,042
HIGHTAIL (3.7%)	Cloud Computing	Preferred Stock - Series E* (1)	2,268,602	9,999,998
HIKU LABS (0.2%)	Consumer Electronics	Convertible Note (1) Matures September 2015 Interest Rate 5%	500,000	500,000
ICAD, INC. (0.1%)	Medical Imaging	Common Stock *	20,000	197,000
INTEVAC, INC. (1.0%)	Other Electronics	Common Stock *	408,614	2,725,455
INTRAOP MEDICAL CORP. (8.1%)	Medical Devices	Convertible Note (1)(2) Matures July 2016 Interest Rate 15%	1,000,000	1,000,000
		Preferred Stock - Series A-1* (1)(2)	6,800,000	6,008,480
		Preferred Stock - Series A-2* (1)(2)	13,500,000	11,928,600
		Term Note (1)(2) Matures February 2016 Interest Rate 8%	3,000,000	3,000,000
				21,937,080
MATTSON TECHNOLOGY, INC. (3.0%)	Semiconductor Equipment	Common Stock*	3,280,000	8,101,600
PHUNWARE, INC. (3.7%)	Mobile Computing	Preferred Stock - Series E* (1)	3,257,328	9,999,997
PIVOTAL SYSTEMS (4.5%)	Semiconductor	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,000
	Equipment	Preferred Stock - Series B *(1)(2)	7,942,811	4,000,000
		Convertible Note (1)(2) Matures March 2016 Interest Rate 10%	2,000,000	2,000,000
				12,000,000
QMAT, INC. (3.2%)	Advanced	Preferred Stock - Series A *(1)(2)	8,571,600	8,040,437
	Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	531,163
				8,571,600

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
SEPTEMBER 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	VALUE
SILICON GENESIS CORPORATION (2.1%)	Intellectual Property	Preferred Stock Warrants - Series 1-E *(1)(2)	1,257,859	$0
		Preferred Stock -Series 1-C *(1)(2)	82,914	0
		Preferred Stock -Series 1-D *(1)(2)	850,830	0
		Preferred Stock -Series 1-E *(1)(2)	5,704,480	0
		Common Stock *(1)(2)	921,892	0
		Preferred Stock -Series 1-F *(1)(2)	912,453	0
		Common Stock Warrants *(1)(2)	37,982	0
		Common Stock Warrants *(1)(2)	5,000,000	0
		Common Stock Warrants *(1)(2)	3,000,000	0
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,250,000	1,250,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	500,000	500,000
		Convertible Note (1)(2) Matures December 2014 Interest Rate 20%	1,000,000	1,000,000
		Term Note (1)(2) Matures December 2016 Interest Rate 10%	3,000,000	3,000,000
				5,750,000
SKYLINE SOLAR (0.0%)	Renewable Energy	Preferred Stock - Series C *(1)	793,651	0

SUNRUN, INC. (2.4%)	Renewable Energy	Common Stock *(1)	674,820	6,437,783

TAPAD, INC. (1.6%)	Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	3,124,103
		Preferred Stock - Series B-2 *(1)	79,172	1,149,997
				4,274,100
TELEPATHY, INC. (0.0%)	Consumer Electronics	Preferred Stock - Series A* (1)(3)	5,000,000	0
TELEPATHY INVESTORS, INC. (0.7%)	Consumer Electronics	Preferred Stock - Series A* (1)(3)	7,619,000	2,000,000
TURN, INC. (5.6%)	Advertising Technology	Preferred Stock - Series E (1)	1,798,562	15,000,007

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
SEPTEMBER 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)/ CONTRACTS	VALUE
TWITTER, INC. (25.2%)	Social Networking	Purchased Call Options, Expiring October 18, 2014, Strike Price $40.00*	14,000	$16,100,000
		Common Stock* (4)	1,006,200	51,899,796
				67,999,796
UCT COATINGS (0.2%)	Advanced	Common Stock *(1)	1,500,000	637,200
	Materials	Common Stock Warrants *(1)	136,986	219
		Common Stock Warrants *(1)	2,283	1
		Common Stock Warrants *(1)	33,001	53
				637,473
WRIGHTSPEED, INC. (2.8%)	Automotive	Convertible Note (1)(3) Matures December 2014 Interest Rate 10%	500,000	500,000
		Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999
		Convertible Note (1)(3) Matures October 2014 Interest Rate 10%	1,000,000	1,000,000
TOTAL INVESTMENTS				7,499,999
(Cost $180,001,128)
—73.4%				197,887,260
OTHER ASSETS IN EXCESS OF LIABILITIES — 26.6%				71,546,303
NET ASSETS — 100.0%				$269,433,563

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
SEPTEMBER 30, 2014 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)	INDUSTRY	TYPE OF INVESTMENT	CONTRACTS	VALUE
WRITTEN OPTIONS — (0.3)%
TWITTER, INC. (0.3%)	Social Networking	Written Call Options, Expiring October 31, 2014, Strike Price $54.00	(2,501)	$(687,775)
Total WRITTEN OPTIONS (proceeds ($757,786)) — (0.3)%				$(687,775)

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled Investments.
(3)	Affiliated issuer.
(4)	Security held in connection with open written call options.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the “Company”)
Notes to Financial Statements
SEPTEMBER 30, 2014 (UNAUDITED)

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company’s financial statements included in this report:

BASIS OF PRESENTATION.  The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

USE OF ESTIMATES.  The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On September 30, 2014, our financial statements include venture capital investments valued at approximately $118.9 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”).  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

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

RESTRICTED SECURITIES.  At September 30, 2014, we held $118,863,409 in restricted securities.

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

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the quarter ended September 30, 2014, the Company earned $1,461 in interest on interest-bearing accounts.  During the quarter ended September 30, 2014, the Company recorded $523,058 of bridge/term note interest and $351,327 on royalty income.

SHARE VALUATION.  The net asset value (“NAV”)  per share of the Company is calculated by dividing the sum of the value of the securities held by the Company, plus cash or other assets, minus all liabilities (including estimated accrued expenses), by the total number of shares outstanding of the Company, rounded to the nearest cent.

REALIZED GAIN OR LOSS AND UNREALIZED APPRECIATION OR DEPRECIATION OF PORTFOLIO INVESTMENTS. A realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s high cost (HIFO) cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

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

The market value of the Company’s purchased and written options as of September 30, 2014, can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the quarter ended September 30, 2014 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the nine months ended September 30, 2014 were as follows:

	CONTRACTS	PREMIUMS RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	16,501	4,835,055
Options closed during period	(8,000)	(2,338,928)
Options exercised during period	(6,000)	(1,738,341)
Options outstanding, end of period	2,501	$757,786

The average volume of the Fund’s derivatives during the nine months ended September 30, 2014 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	7,261	13,850,813	1,125

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2014, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of September 30, 2014, accrued incentive fees totaled $12,537,368.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2014:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
ASSETS Common Stocks
Advanced Materials	$—	$—	$637,200
Consumer Electronics	—	—	12,653,330
Medical Imaging	197,000	—	—
Internet	—	—	1,602,042
Other Electronics	2,725,455	—	—
Renewable Energy	—	—	6,437,783
Semiconductor Equipment	8,101,600	—	—
Services	—	—	—
Social Networking	51,899,796	—	—
Total Common Stocks	62,923,851	—	21,330,355
Preferred Stocks
Advanced Materials	—	—	8,040,437
Advertising Technology	—	—	19,274,107
Automotive	—	—	5,999,999
Cloud Computing	—	—	9,999,998
Consumer Electronics	—	—	2,000,000
Medical Devices	—	—	17,937,080
Mobile Computing	—	—	9,999,997
Semiconductor Equipment	—	—	10,000,000
Total Preferred Stocks	—	—	83,251,618
Asset Derivatives *
Equity Contracts	—	16,100,000	531,436
Total Asset Derivatives	—	16,100,000	531,436
Convertible Notes
Automotive	—	—	1,500,000
Consumer Electronics	—	—	500,000
Intellectual Property	—	—	5,750,000
Medical Devices	—	—	4,000,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	13,750,000
LIABILITIES
Liability Derivatives *
Equity Contracts	—	(687,775)	—
Total Liability Derivatives	—	(687,775)	—
Total	$62,923,851	$15,412,225	$118,863,409

*	Asset derivatives include warrants and purchased options, and liability derivatives include written options.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of September 30, 2014.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/13	NET PURCHASES	NET SALES	NET REALIZED GAINS	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/14
Common Stocks
Advanced Materials	$733,500	$—	$—	$—	$(96,300)	$—	$637,200
Consumer Electronics	10,270,178	—	—	—	2,383,152	—	12,653,330
Internet	1,794,520	—	—	—	(192,478)	—	1,602,042
Renewable Energy	6,026,750	—	—	—	411,033	—	6,437,783
Services	1	—	—	—	(1)	—	—
Social Networking	54,437,936	—	—	—	(2,538,140)	(51,899,796)	—
Preferred Stocks
Advanced Materials	8,023,459	—	—	—	16,978	—	8,040,437
Advertising Technology	17,999,993	1,149,997	—	—	124,117	—	19,274,107
Automotive	5,999,999	—	—	—	—	—	5,999,999
Cloud Computing	—	9,999,998	—	—	—	—	9,999,998
Consumer Electronics	3,467,500	2,000,000	—	—	(3,467,500)	—	2,000,000
Medical Devices	20,300,000	—	—	—	(2,362,920)	—	17,937,080
Mobile Computing	—	9,999,997	—	—	—	—	9,999,997
Semiconductor Equipment	3,600,143	4,000,048	—	—	2,399,809	—	10,000,000
Services	491,698	—	299,139	153,311	(944,148)	—	—
Asset Derivatives
Equity Contracts	2,949,964	—	—	—	(2,418,528)	—	531,436
Notes and Bonds
Automotive	—	1,500,000	—	—	—	—	1,500,000
Consumer Electronics	—	500,000	—	—	—	—	500,000
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Medical Devices	—	4,000,000	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$143,845,641	$33,150,040	$299,139	$153,311	$(6,684,926)	$(51,899,796)	$118,863,409

(1)	The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2014 was $(802,780).

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2014:

	FAIR VALUE AT 9/30/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Intellectual Property	$5.8M	Market Comparable Companies	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	2.1x - 2.9x 55.24% 1.78% 0.0% - 32.3%
Direct venture capital investments: Automotive	$7.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	65.77% 1.07% 0.0%
Direct venture capital investments: Consumer Electronics	$15.2M	Prior Transaction Analysis Probability Weighted Expected Return	Volatility Risk-Free Rate Discount for Lack of Marketability	44.47% - 64.96% 1.07% - 1.78% 0.0% - 22.3%
Direct venture capital investments: Internet	$1.6M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	59.93% 0.13% 0.0% - 18.4%
Direct venture capital investments: Advanced Materials	$9.2M	Market Comparable Companies Prior Transaction Analysis	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	7.2x - 8.2x 50.10% - 53.15% 1.78% 29.6% - 31.2%
Direct venture capital investments: Semiconductor Equipment	$12.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	45.78% 1.07% 0.0%
Direct venture capital investments: Advertising Technology	$19.3M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	49.91% - 51.19% 0.13% - 0.58% 0.0%
Direct venture capital investments: Renewable Energy	$6.4M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	131.65% 0.58% 47.1%
Direct venture capital investments: Medical Devices	$21.9M	Market Comparable Companies Prior Transaction Analysis	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	1.9x - 2.6x 47.57% 1.43% 0.0%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	32.27% 0.13% 0.0%
Direct venture capital investments: Mobile Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	74.58% 0.58% 0.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

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

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the nine months ended September 30, 2014.

PURCHASES AND SALES
Purchases of investment securities	$38,122,217
Proceeds from sales and maturities of investment securities	$45,630,403

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2013 through September 30, 2014, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/14	ACQUISITION COST
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	$—	$—	$6,008,480	$6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	11,928,600	13,499,940
IntraOp Medical Corp. Term Note*	—	1,000,000	—	1,000,000	—	35,031	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	—	3,000,000	—	3,000,000	—	141,370	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	7,148,814	4,765,403	—	11,914,217	—	—	6,000,000	6,000,048
Pivotal Systems, Series B Preferred*	—	7,942,811	—	7,942,811	—	—	4,000,000	4,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/14	ACQUISITION COST
Pivotal Systems, Series A Warrants*	1,588,468	—	1,588,468	—	$—	$—	$—	$—
Pivotal Systems, Series A Warrants*	3,176,935	—	3,176,935	—	—	—	—	—
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	148,863	2,000,000	2,000,000
QMAT, Preferred Stock Series A*	8,571,600	—	—	8,571,600	—	—	8,040,437	8,571,600
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	531,163	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	375,367	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	—	500,000	—	124,544	500,000	500,000
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	239,194	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	257,068	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-E Warrant*	1,257,859	—	—	1,257,859	—	—	—	173,500
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy, Inc., Series A Preferred	5,000,000	—	—	5,000,000	—	—	—	5,000,000
Telepathy Investors, Inc., Series A Preferred	—	7,619,000	—	7,619,000	—	—	2,000,000	2,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
SEPTEMBER 30, 2014 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY /EXPIRATION	BALANCE AT 9/30/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/14	ACQUISITION COST
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	$—	$—	$5,999,999	$5,999,999
Wrightspeed, Inc. Convertible Note	—	500,000	—	500,000	—	3,014	500,000	500,000
Wrightspeed, Inc. Convertible Note	—	1,000,000	—	1,000,000	—	40,813	1,000,000	1,000,000
Total Affiliates and Controlled Investments							$57,758,679	$69,902,577
Total Affiliates							$9,499,999	$14,999,999
Total Controlled Investments							$48,258,680	$54,902,578

*	Controlled investment.

As of September 30, 2014, Kevin Landis represented the Company and sat on the boards of directors of IntraOp Medical Corp.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible/term debt. The fair value of our investment portfolio was approximately $197.9 million as of September 30, 2014 as compared to approximately $181.9 million as of December 31, 2013.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Social Networking	25.2%	34.0%
Medical Devices	8.1%	7.9%
Semiconductor Equipment	7.5%	3.6%
Advertising Technology	7.2%	7.0%
Consumer Electronics	5.6%	5.4%
Cloud Computing	3.7%	0.0%
Mobile Computing	3.7%	0.0%
Advanced Materials	3.4%	3.6%
Automotive	2.8%	2.3%
Renewable Energy	2.4%	2.3%
Intellectual Property	2.1%	2.2%
Other Electronics	1.0%	1.6%
Internet	0.6%	0.7%
Medical Imaging	0.1%	0.0%
Services	0.0%	0.2%
Other Assets in Excess of Liabilities	26.6%	29.2%
Net Assets	100.0%	100.0%

MATURITY OF PRIVATE COMPANIES IN THE CURRENT PORTFOLIO
The Fund invests in private companies at various stages of maturity. As our portfolio companies mature, they move from the “early (development) stage” to the “middle (revenue) stage” and then to the “late stage.” We expect that this continuous progression may create a pipeline of potential exit opportunities through initial public offerings (IPOs) or acquisitions.

The illustration below describes typical characteristics of companies at each stage of maturity and where we believe our current portfolio companies fit within these categories. We expect some of our portfolio companies to transition between stages of maturity over time. The transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to change its business plan substantially from its original plan.

EARLY STAGE	MIDDLE STAGE	LATE STAGE
Developing product or service for market, high level of research and development, little or no revenue.	Established product, customers, business model; limited revenues.	Appreciable revenue; may be break-even or profitable; IPO or acquisition candidate.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013.

INVESTMENT INCOME
For the three months ended September 30, 2014, we had investment income of $875,846 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical, Pivotal and Wrightspeed.

For the three months ended September 30, 2013, we had interest income of $307,396 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to a significant increase in the principal amount of the outstanding notes with IntraOp Medical, Pivotal and Wrightspeed.  Also, there was a significant increase in royalty income from Silicon Genesis Corp.

OPERATING EXPENSES
Operating expenses totaled approximately $1,738,313 during the three months ended September 30, 2014 and $1,391,369 during the three months ended September 30, 2013.

Significant components of gross operating expenses for the three months ended September 30, 2014, were management fee expense of $1,358,816 and professional fees (audit, legal, accounting, and consulting) of $155,463.   Significant components of gross operating expenses for the three months ended September 30, 2013, were management fee expense of $1,107,158 and professional fees (audit, legal, accounting, and consulting) of $158,848.

The higher level of gross operating expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $6,521,575 for the three months ended September 30, 2014 and $1,083,973 for the three months ended September 30, 2013.

The greater net investment loss in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily due to the incentive fee adjustment.  Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the three months ended September 30, 2014, we increased our incentive fee accrual by $5,659,108 due to appreciation of our investments and realized gains during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended September 30, 2014, and September 30, 2013, is shown below.

Three Months Ended September 30, 2014
Realized gains	$42,124,851
Net change in unrealized appreciation on investments	(13,837,171)
Net realized and unrealized gains on investments	$28,287,680

As of September 30, 2014
Gross unrealized appreciation on portfolio investments	$37,984,639
Gross unrealized depreciation on portfolio investments	(20,098,507)
Net unrealized appreciation on portfolio investments	$17,886,132

Three Months Ended September 30, 2013
Realized gains	$1,395,120
Net change in unrealized appreciation on investments	11,704,170
Net realized and unrealized gain on investments	$13,099,290

As of September 30, 2013
Gross unrealized appreciation on portfolio investments	$19,508,918
Gross unrealized depreciation on portfolio investments	(12,300,709)
Net unrealized appreciation on portfolio investments	$7,208,209

During the three months ended September 30, 2014, we recognized net realized gains of approximately $42,124,851 from the sale of investments. Realized gains were substantially higher than those in the year-ago period due to the sale of our Facebook common stock during the quarter. We also realized gains during the quarter from the acquisition of INNOViON Corporation by West Peak Partners.

During the three months ended September 30, 2014, net unrealized appreciation on total investments decreased by $13,837,171. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decrease in unrealized appreciation on total investments during the quarter is due primarily to the sale of Facebook securities, which had the effect of reducing unrealized appreciation and increasing realized gains for the Fund.

During the three months ended September 30, 2013, we recognized net realized gains of approximately $1,395,120 from the sale of Solar City common stock.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended September 30, 2014, net increase in net assets resulting from operations totaled $21,766,105 and basic and fully diluted net change in net assets per share for the three months ended September 30, 2014 was $2.40.

For the three months ended September 30, 2013, net increase in net assets resulting from operations totaled $12,015,317 and basic and fully diluted net change in net assets per share for the three months ended September 30, 2013 was $1.40.

The larger increase in net assets resulting from operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, is due primarily to an increase in realized gains from investment transactions, most notably the sale of Facebook and Twitter securities.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013.

INVESTMENT INCOME
For the nine months ended September 30, 2014, we had investment income of $1,793,493 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical, Pivotal and Wrightspeed.

For the nine months ended September 30, 2013, we had investment income of $870,048 primarily attributable to interest accrued on convertible note investments with Silicon Genesis Corporation.

The higher level of interest income in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, was due to a significant increase in the principal amount of the outstanding notes with IntraOp Medical, Pivotal and Wrightspeed.  Also, there was a significant increase in royalty income from Silicon Genesis Corp.

OPERATING EXPENSES
Gross operating expenses totaled approximately $5,921,181 during the nine months ended September 30, 2014 and $3,830,054 during the nine months ended September 30, 2013.

Significant components of operating expenses for the nine months ended September 30, 2014, were management fee expense of $3,929,151, settlement fee expense of $838,000 and professional fees (audit, legal, accounting, and consulting) of $651,689.  Significant components of operating expenses for the nine months ended September 30, 2013, were management fee expense of $3,118,081 and professional fees (audit, legal, accounting, and consulting) of $349,187.

The higher level of operating expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily attributable to fees associated with the settlement of our proxy contest and an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
Net investment loss was $8,353,857 for the nine months ended September 30, 2014 and $2,960,006 for the nine months ended September 30, 2013.

The greater net investment loss in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to the incentive fee adjustment.  Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the nine months ended September 30, 2014, we increased our incentive fee accrual by $4,226,169 due to appreciation of our investments during the nine months.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2014, and September 30, 2013, is shown below.

Nine Months Ended September 30, 2014
Realized gains	$42,124,983
Net change in unrealized appreciation on investments	(21,241,978)
Net realized and unrealized gain on investments	$20,883,005

As of September 30, 2014
Gross unrealized appreciation on portfolio investments	$37,984,639
Gross unrealized depreciation on portfolio investments	(20,098,507)
Net unrealized appreciation on portfolio investments	$17,886,132

Nine Months Ended September 30, 2013
Realized gains	$2,960,210
Net change in unrealized depreciation on investments	28,264,123
Net realized and unrealized gain on investments	$31,224,333

As of September 30, 2013
Gross unrealized appreciation on portfolio investments	$19,508,918
Gross unrealized depreciation on portfolio investments	(12,300,709)
Net unrealized depreciation on portfolio investments	$7,208,209

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

During the nine months ended September 30, 2014, we recognized net realized gains of approximately $42,124,983 from the sale of securities. During the nine months ended September 30, 2013, we recognized net realized gains of approximately $2,960,210 from the sale of securities. Realized gains were substantially higher than those during the nine months ended September 30, 2013 due to the sale of our Facebook and Twitter securities during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, net unrealized appreciation on total investments decreased by $21,241,978 compared to an increase of $28,264,123 in unrealized appreciation on the total investments during the nine months ended September 30, 2013.  The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This decrease in net unrealized appreciation was primarily as a result of the Facebook common stock sale, which transfers all the appreciation that Facebook had into realized gains during the nine months ended September 30, 2014 and an increase in the fair value of Facebook and Twitter during the nine months ended September 30, 2013.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes.  The Company does, however, recognize interest and penalties in income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the nine months ended September 30, 2014, the net increase in net assets resulting from operations totaled $12,529,148 and for the nine months ended September 30, 2013, the net increase in net assets resulting from operations totaled $28,264,327.  Basic and fully diluted net change in net assets per share for the nine months ended September 30, 2014 was $1.38 and basic and fully diluted net change in net assets per share for the nine months ended September 30, 2013 was $3.30.  The smaller increase in net assets for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2014, was due primarily to a smaller increase in unrealized and realized gains from Facebook and Twitter.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2014, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sale of securities. Since that date, we have purchased public and private securities with an aggregate cost of approximately $61.5 million. Since that date we have also sold public and private securities with an aggregate value of approximately $123.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of September 30, 2014, a portion of the Company’s assets (approximately 25%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: November 10, 2014
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer

Dated: November 10,2014
	By:	/s/ Omar Billawala
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002