Form 10-K
period 2014-12-31
Firsthand Technology Value Fund, Inc.
filed 2015-03-16
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 814-00830

Firsthand Technology Value Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3008946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No   [  ]

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]    No   [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2013 was approximately $210 million (computed using the closing price of $23.17 per share of Common Stock on December 31, 2014, as reported by the NASDAQ Global Market).

As of March 10, 2015, Firsthand Technology Value Fund had 7,702,705 shares of common stock, par value $0.001 per share, outstanding.

Firsthand®

Firsthand Technology Value Fund, Inc. (SVVC)

Annual Report 2014

LETTER TO SHAREHOLDERS

Dear Fellow Shareholders,

After four of the Firsthand Technology Value Fund’s portfolio companies went public in 2012 and 2013, 2014 was a year of realizing the gains and distributing them to shareholders. The Fund delivered returns of 4.76% based on its stock price, its NAV climbed 12.54%, and the Fund returned more than $50 million in profits to shareholders. See pages 40-47 of the Annual Report for the Fund’s detailed financial information.

PORTFOLIO HIGHLIGHTS

The mark of any successful venture capital fund is profitable exits. Over the past year, our strategy of investing in private companies with disruptive technologies bore fruit with highly profitable exits from Facebook and Twitter.

Facebook: We began purchasing Facebook in late 2011, and by the time the company went public in May 2012 we had accumulated 600,000 shares. Though its first 12 months as a public company were rocky, the company and its stock began a steady ascent in the summer of 2013, driven by phenomenal growth in mobile ad revenues. We exited our position in September 2014, realizing a gain of 144% or approximately $27 million.

Twitter: The Fund built its Twitter position in mid-2012, as the market was recovering from the disappointing Facebook debut. Twitter went public in November 2013 and had a bumpy ride of its own throughout the following year. We sold our position at a relative high point in the stock, in October 2014. With an average cost basis of roughly $17.05, we realized a gain of 193%, or approximately $33 million, on the sale of our Twitter shares.

Record NAV and Capital Gains Distributions: In order to avoid taxation at the fund level, SVVC must distribute substantially all of its net realized capital gains each year. In 2014, the Fund completed two separate distributions of capital gains, composed primarily of gains from our Facebook and Twitter exits. The first, on November 6, 2014, was a cash distribution of approximately $2.99 per share to all shareholders. On December 11, 2014 the Fund completed a second cash distribution to shareholders of approximately $2.86 per share. The Fund also achieved an all-time high NAV (adjusted for cash distributions) of $24.49 at the end of 2014.

EXCITING PIPELINE DRIVES NAV HIGHER

While Facebook and Twitter grabbed headlines and contributed most to the realized gains for the Fund in 2014, a number of other portfolio companies had a positive impact on the Fund’s steady NAV growth throughout the year.

Pivotal Systems: Now one of our largest holdings, Pivotal had an outstanding year in 2014. During the year, the company began volume shipments of its Gas Flow Controller (GFC) products to customers, most notably Samsung, the world’s largest chip manufacturer. Pivotal’s GFCs are also in the qualification process at several of the world’s largest semiconductor manufacturers as well as two of the largest semiconductor equipment suppliers. In January 2015, the company announced that it booked record new orders and revenues in the fourth quarter of 2014 and noted that it expects sales to continue to grow at an accelerated pace. The company raised two additional rounds of growth funding in 2014, the most recent being led by SJM Partners at a valuation substantially higher than that of the prior round. The result was an increase in the fair market value of our Pivotal Systems holdings.

Tapad: Another company that showed continued positive momentum in 2014 was Tapad, a leader in multi-screen advertising technology–one of the hottest trends in ad tech today. Tapad’s growth has been phenomenal, with 2013 revenues three times greater than those of 2012. The company announced in June that it was on pace to achieve a nearly 50% increase in revenues for the first half of 2014, versus the same period in 2013. Tapad also raised a new round of equity funding in 2014, at a valuation higher than that of any of the prior rounds. The transaction resulted in an increase in the fair market value of our Tapad holdings.

Wrightspeed: Wrightspeed made significant progress in 2014, receiving substantial new orders and making plans for its new U.S.-based assembly plant in Alameda, California. Wrightspeed’s revolutionary hybrid powertrain, called the Route™, is ideally suited to the demands of stop-and-go driving of delivery trucks and similar vehicles. After field-testing its first two trucks equipped with Wrightspeed powertrains, FedEx presented Wrightpseed with an order for an additional 25 powertrains, which the company is in the process of producing. Separately, the company also announced that it has received a 17-unit order from The Ratto Group, a Santa Rosa, California-based provider of refuse and recycling hauling services. Garbage trucks, like delivery vehicles, perform hundreds or thousands of stop-and-gos per day, making them a perfect fit for Wrightspeed powertrains. Late in 2014, the company closed a new round of funding at an increased valuation, resulting in an uptick in the fair market the value of our Wrightspeed holdings.

CONTINUED ON INSIDE BACK COVER

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2015 are incorporated by reference in Part III of this Form 10-K.

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

GENERAL
Firsthand Technology Value Fund, Inc. (“we,” “us,” “our,” the “Company” or “SVVC”) is an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” Firsthand Capital Management, Inc. (the “Investment Adviser”, the “Adviser”, or “FCM”) serves as our investment adviser and manages the investment process on a daily basis.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
•	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;
•	Foreign securities;
•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
•	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2014.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
AliphCom, Inc.	Consumer Electronics	$11,820,642
ARM Holdings plc[2]	Semiconductors	4,630,000
Gilt Groupe Holdings, Inc.	Internet Retail	2,547,272
Hightail, Inc.	Cloud Computing	9,999,998
Hiku Labs, Inc.	Consumer Electronics	500,000
Intevac, Inc.[2]	Other Electronics	1,894,971
IntraOp Medical Corp.	Medical Devices	19,986,250
InvenSense, Inc. [2]	Semiconductors	6,504,000
Lam Research Corp.[2]	Semiconductor Equipment	7,934,000
Mattson Technology, Inc.[2]	Semiconductor Equipment	11,152,000
Netflix, Inc.[2]	Internet	6,832,200
Phunware, Inc.	Mobile Computing	9,999,997
Pivotal Systems Corp.	Semiconductor Equipment	20,682,483
QMAT, Inc.	Advanced Materials	12,000,240
QUALCOMM, Inc.[2]	Communications Equipment	7,433,000
Silicon Genesis Corp.	Intellectual Property	5,250,000
Sunrun, Inc.	Renewable Energy	5,061,960
Tapad, Inc.	Advertising Technology	4,323,221
Telepathy Investors, Inc.	Consumer Electronics	4,000,000
Turn Inc.	Advertising Technology	15,000,007
UCT Coatings, Inc.	Advanced Materials	607,786
Western Digital Corp.[2]	Peripherals	4,428,000
Workday, Inc.[2]	Software	8,161,000
Wrightspeed, Inc.	Automotive	10,916,840

[1]
Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2014. For public companies, the figure represents the market value of our securities on December 31, 2014, less any discount due to resale restriction on the security.

[2]	Public company.

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

DEBT OBLIGATIONS
We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2014, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

REPURCHASE OF SHARES

Our shareholders do not have the right to compel us to redeem our shares. We may, however, purchase outstanding shares of our common stock from time to time, subject to approval of our Board of Directors and in compliance with applicable corporate and securities laws. The Board of Directors may authorize public open-market purchases or privately negotiated transactions from time to time when deemed to be in the best interest of our shareholders. Public purchases would be conducted only after notification to shareholders through a press release or other means. The Board of Directors may or may not decide to undertake any purchases of our common stock.

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

The last 15 years has been marked by dramatic changes in the initial public offering (“IPO”) market. Since the dot-com bubble burst in 2000, emerging technology companies have often chosen to stay private longer. The combination of volatile equity markets, increased regulatory requirements (such as the Sarbanes-Oxley Act of 2002), and a lack of investment research coverage has made it less attractive for companies to access the public markets through an IPO. We believe the result is an environment with more opportunities to invest in relatively mature private companies, either directly via primary investments or by purchasing shares in the growing secondary market.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in technology and cleantech companies:

MANAGEMENT EXPERTISE
Kevin Landis, our Chief Executive Officer and Chief Financial Officer, has principal management responsibility for Firsthand Capital Management, Inc. as its owner, President and Chief Investment Officer. Mr. Landis has more than 20 years of experience in technology sector investing, and he intends to dedicate a substantial portion of his time to managing the Company. Mr. Landis controls FCM and is a trustee of Firsthand Funds and a director of the Company.

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

We generally seek to invest in companies from the broad variety of industries in which the Investment Adviser has expertise.
The following is a representative list of the industries in which we may elect to invest.

•	Advanced Materials
•	Advertising Technology
•	Biofuels
•	Cloud Computing
•	Computer Hardware
•	Computer Peripherals
•	Computer Software
•	Electronic Components
•	Energy Efficiency
•	Fuel Cells
•	Medical Devices
•	Mobile Computing
•	Semiconductors
•	Social Networking
•	Solar Photovoltaics
•	Solid-state Lighting
•	Telecommunications
•	Water Purification
•	Wearable Technology
•	Wind-Generated Electricity

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

INVESTMENT MANAGEMENT AGREEMENT

MANAGEMENT SERVICES
FCM has entered into an Investment Management Agreement (the “Investment Management Agreement”) with us whereby FCM provides investment management services. Subject to the overall supervision of our board of directors, the Investment Adviser manages the day-to-day operations of, provides investment management services to, and serves as portfolio manager for us. Mr. Landis, FCM’s President and Chief Investment Officer, has been primarily responsible for our portfolio management since our inception. Under the terms of the Investment Management Agreement, FCM will:

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

Calculation of Incentive Fee
	Year 1 incentive fee	=	20% x (0)
		=	0
		=	no incentive fee
	Year 2 incentive fee	=	20% x ($50,000 - $20,000)
		=	20% x $30,000
		=	$ 6,000

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.
We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2014 were approximately $210 million.

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

THE INVESTMENT ADVISER AND ITS MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A BUSINESS DEVELOPMENT COMPANY.
The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or micro-cap U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Under the 1940 Act, our ability to own publicly-traded securities with market capitalizations in excess of $250 million is limited. While Mr. Landis has more than 20 years of experience managing technology stock mutual funds investments and more than 15 years of experience managing private equity investments, Mr. Landis and FCM have only managed a business development company since April 2011, when they began managing SVVC. The investment philosophy and techniques used by Mr. Landis and FCM may differ from those of other funds. Accordingly, we can offer no assurance that SVVC will replicate the historical performance of other investment companies with which Mr. Landis has been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

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

WE CURRENTLY HOLD A SIGNIFICANT PORTION OF OUR ASSETS IN CASH.
As of December 31, 2014, a significant portion of the Company’s net assets (approximately 33%) is invested in cash and/or cash equivalents, which are expected to earn low yields. As of that date, $20 million of cash is being held to complete an issuer tender offer that expires in January 2015. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the Nasdaq Global Market under the symbol “SVVC.” The following table sets forth the range of the high and low closing sales prices of the Company’s shares during each quarter during the last fiscal year, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns, or commissions.

2014 Quarter Ending	Low	High
March 31	$21.06	$24.41
June 30	$19.56	$21.63
September 30	$20.42	$24.35
December 31	$18.31*	$25.22

*	Price reflects cash distributions on November 6, 2014 and December 11, 2014 totaling approximately $5.86 per share.

SHAREHOLDERS

As of February 28, 2015, there were approximately 2,000 shareholders of record and approximately 18,000 beneficial owners of the Company’s common stock.

DIVIDENDS

During 2014, we paid cash distributions of $53,158,463 or $5.859598 per share of common stock, comprised entirely of long-term capital gains.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2014.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2014.

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

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF	AS OF
	DECEMBER 31, 2014	DECEMBER 31, 2013
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$118,567,567	$84,275,180
Affiliated investments at acquisition cost	13,375,885	10,999,999
Controlled investments at acquisition cost	60,815,580	47,402,530
Total acquisition cost	$192,759,032	$142,677,709
Unaffiliated investments at market value	$118,830,054	$129,786,732
Affiliated investments at market value	14,916,840	9,467,499
Controlled investments at market value	57,918,973	42,621,599
Total market value * (Note 6)	191,665,867	181,875,830
Cash**	69,014,110	83,179,168
Receivable from dividends and interest	2,729,276	1,853,119
Other assets	29,993	31,938
Total Assets	263,439,246	266,940,055
LIABILITIES
Payable for securities purchased	38,253,718	—
Incentive fees payable (Note 4)	13,716,658	8,311,199
Payable to affiliates (Note 4)	1,294,481	1,272,031
Consulting fee payable	23,000	18,000
Accrued expenses and other payables	421,318	434,410
Total Liabilities	53,709,175	10,035,640
NET ASSETS	$209,730,071	$256,904,415
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,562	$9,072
Paid-in-capital	204,981,680	217,798,652
Accumulated net investment income	5,832,994	—
Accumulated net realized gain (loss) from security transactions, purchased and written options, and warrants transactions	—	(101,430)
Net unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	(1,093,165)	39,198,121
NET ASSETS	$209,730,071	$256,904,415
Shares of Common Stock outstanding	8,562,173	9,072,032
Net asset value per share (Note 2)	$24.49	$28.32

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/14 was 0.01%. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations
	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
INVESTMENT INCOME
Unaffiliated dividend Income	$68,000	$—
Unaffiliated interest	13,423	6,976
Affiliated/Controlled interest	1,906,121	1,138,990
Royalty income	444,346	62,733
TOTAL INVESTMENT INCOME	2,431,890	1,208,699

EXPENSES
Investment advisory fees (Note 4)	5,223,631	4,390,112
Administration fees	143,527	125,046
Incentive fees (Note 4)	5,405,459	8,311,199
Custody fees	16,825	16,194
Transfer agent fees	34,917	47,002
Registration and filing fees	23,156	18,000
Professional fees	1,077,568	831,387
Printing fees	317,918	142,100
Trustees fees	70,311	60,000
Settlement fees	838,000	—
Miscellaneous fees	58,039	120,455
TOTAL NET EXPENSES	13,209,351	14,061,495

NET INVESTMENT LOSS	(10,777,461)	(12,852,796)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/Controlled	(5,173,500)	—
Non-affiliated and other assets	54,971,518	6,715,069
Net realized gain from purchased options transactions (1)	15,290,438	—
Net realized gains (losses) from written option transactions (1)	1,964,401	(2,794,531)
Net realized losses from warrants transactions (1)	—	(959,992)
Net change in unrealized appreciation (depreciation) on other assets	—	27,370
Net change in unrealized appreciation (depreciation) on investments	(38,082,722)	56,813,794
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	(2,208,564)	3,412,871

Net Realized and Unrealized Gains on Investments	26,761,571	63,214,581

Net Increase In Net Assets Resulting From Operations	$15,984,110	$50,361,785
Net Increase In Net Assets Per Share Resulting from Operations (2)	$1.77	$5.80

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2014 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
Semiconductor Equipment	19.0%	3.6%
Medical Devices	9.5%	7.9%
Advertising Technology	9.3%	7.0%
Consumer Electronics	7.7%	5.4%
Advanced Materials	6.0%	3.6%
Semiconductor	5.3%	0.0%
Automotive	5.2%	2.3%
Mobile Computing	4.8%	0.0%
Cloud Computing	4.8%	0.0%
Internet	4.5%	0.7%
Software	3.9%	0.0%

(continued)	December 31, 2014	December 31, 2013
Communications Equipment	3.5%	0.0%
Intellectual Property	2.5%	2.2%
Renewable Energy	2.4%	2.3%
Peripherals	2.1%	0.0%
Other Electronics	0.9%	1.6%
Social Networking	0.0%	34.0%
Services	0.0%	0.2%
Other Assets in Excess of Liabilities	8.6%	29.2%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2014, and December 31, 2013.

INVESTMENT INCOME
For the year ended December 31, 2014, we had investment income of $2,431,890 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

For the year ended December 31, 2013, we had investment income of $1,208,699 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

The higher level of interest income in the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to the addition of outstanding notes with Pivotal Systems and IntraOp Medical during 2014.

OPERATING EXPENSES
Operating expenses totaled approximately $13,209,351 during the year ended December 31, 2014 and $14,061,495 during the year ended December 31, 2013.

Significant components of operating expenses for the year ended December 31, 2014, were an incentive fee (which was accrued but is not payable until gains in the portfolio are realized) of $5,405,459, management fee expense of $5,223,631 and professional fees (audit, legal, accounting, and consulting) of $1,077,568. Significant components of operating expenses for the year ended December 31, 2013, were an incentive fee (which was accrued but is not payable until gains in the portfolio are realized) of $8,311,199, management fee expense of $4,390,112 and professional fees (audit, legal, accounting, and consulting) of $831,387.

The lower level of operating expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily attributable to an decrease in our accrued incentive fee, which is a quarterly adjustment based on what the incentive fee would be if the whole portfolio was liquidated.

NET INVESTMENT LOSS
The net investment loss was $10,777,461 for the year ended December 31, 2014 and $12,852,796 for the year ended December 31, 2013.

The lesser net investment loss in the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to the decrease in an incentive fee which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the years ended December 31, 2014, and December 31, 2013, is shown below.

Year Ended
December 31, 2014
Realized gains	$67,052,857
Net change in unrealized appreciation on investments	$(40,291,286)
Net realized and unrealized gain on investments	$26,761,571

As of
December 31, 2014
Gross unrealized appreciation on portfolio investments	$12,958,786
Gross unrealized depreciation on portfolio investments	$(14,051,951)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(1,093,165)

Year Ended
December 31, 2013
Realized gains	$2,960,546
Net change in unrealized appreciation on investments	$60,254,035
Net realized and unrealized gain on investments	$63,214,581

As of
December 31, 2013
Gross unrealized appreciation on portfolio investments	$54,672,337
Gross unrealized depreciation on portfolio investments	$(15,474,216)
Net unrealized appreciation on portfolio investments, warrants, and other assets	$39,198,121

During the year ended December 31, 2014, we recognized net realized gains of approximately $67,052,857 from the sale of investments. Realized gains were substantially higher than those in the year-ago due to the sale of our Facebook and Twitter common stock during the year.

During the year ended December 31, 2014, net unrealized appreciation on total investments decreased by $40,291,286. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decrease in unrealized appreciation on total investments during the year is due primarily to the sale of Facebook and Twitter securities, which had the effect of reducing unrealized appreciation and increasing realized gains for the Fund.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the year ended December 31, 2014, net increase in net assets resulting from operations totaled $15,984,110 and basic and fully diluted net change in net assets per share for the year ended December 31, 2014 was $1.77.

For the year ended December 31, 2013, net increase in net assets resulting from operations totaled $50,361,785 and basic and fully diluted net change in net assets per share for the year ended December 31, 2013 was $5.80.

The smaller increase in net assets resulting from operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013, is due primarily to a smaller increase in security valuations, most notably the smaller appreciation of Facebook and Twitter common stock before they were sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had investments in public and private securities totaling approximately $191.7 million. Also, at December 31, 2014, we had approximately $69.0 million in cash. We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2014, net assets totaled approximately $209.7 million, with an NAV per share of $24.49. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. December 31, 2014, we had investments in the following private companies:

Aliphcom, Inc.
Aliphcom, Inc. (“Aliphcom”), San Francisco, California, designs and markets consumer electronics products under the Jawbone brand.

At December 31, 2014, our investment in Aliphcom consisted of 2,128,005 shares of common stock with an aggregate market value of approximately $11.8 million.

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At December 31, 2014, our investment in Gilt Groupe consisted of 198,841 shares of common stock with an aggregate market value of approximately $2.5 million.

Hightail, Inc.
Hightail, Inc. (“Hightail”), Campbell, California, provides services that enable users to share large files via “the cloud” — off-site data storage that users access remotely.

At December 31, 2014, our investments in Hightail consisted of 2,268,602 shares of Series E preferred stock with an aggregate market value of approximately $10.0 million.

Hiku Labs, Inc.
Hiku Labs, Inc. (“Hiku”), San Jose, California, is a developer of software and hardware that allows users to create shopping lists using a handheld scanner and companion smartphone app.

At December 31, 2014, our investments in Hiku consisted of $500,000 par value convertible note with an aggregate market value of approximately $500 thousand.

IntraOp Medical Corporation
IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2014, our investment in IntraOp consisted of 6,800,000 shares of Series A-1 preferred stock, 13,500,000 shares of Series A-2 preferred stock, $3,000,000 par value term note and a $1,000,000 par value convertible note with a combined aggregate market value of approximately $20.0 million.

Phunware, Inc.
Phunware, Inc. (“Phunware”), Austin, Texas, is a software company that develops tools and services to enable mobile computing applications.

At December 31, 2014, our investments in Phunware consisted of 3,257,328 shares of Series E preferred stock with an aggregate market value of approximately $10.0 million.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”) provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2014, our investment in Pivotal Systems consisted of 11,914,217 shares of Series A preferred stock, 7,942,811 shares of Series B preferred stock, 2,291,260 shares of Series C preferred stock, and a $2 million par value convertible note with a combined fair value of approximately $20.7 million.

QMAT, Inc.
QMAT, Inc. (“QMAT”) is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2014, our investment in QMAT consisted of 12,000,240 shares of Series A preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $12.0 million.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2014, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 921,892 shares of common stock, warrants for 8,037,982 shares of common stock, a $1.25 million par value convertible note, a $1.0 million par value convertible note, and a $3.0 million term note. The convertible notes each bear annual interest at a rate of 20% and the term note bears an annual interest at a rate of 12%. The convertible notes mature on December 31, 2014, and the term note matures on December 31, 2016. At December 31, 2014, the combined fair value of our SiGen securities was approximately $5.3 million.

Sunrun, Inc.
Sunrun, Inc. (“Sunrun”), San Francisco, California, is a solar system installer offering “solar-as-a-service” to residential customers in the United States.

At December 31, 2014, our investments in Sunrun consisted of 674,820 shares of common stock with a combined fair value of approximately $5.1 million.

TapAd, Inc.
TapAd, Inc. (“TapAd”), New York, NY, is an advertising technology company that enables digital advertisers to deliver targeted advertisements to users across multiple devices (i.e., desktop, mobile, tablet).

At December 31, 2014, our investments in TapAd consisted of 280,048 shares of Series B-1 preferred stock and 79,172 shares of Series B-2 preferred stock, with a combined fair value of approximately $4.3 million.

Telepathy Investors, Inc.
Telepathy Investors, Inc. (“Telepathy”), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2014, our investment in Telepathy consisted of 15,238,000 shares of Series A preferred stock with a fair value of approximately $4.0 million.

Turn, Inc.
Turn, Inc. (“Turn”), San Francisco, California, is a leading provider of advertising technology for mobile, display, video, and Facebook advertising.

At December 31, 2014, our investment in Turn consisted of 1,798,562 shares of Series E preferred stock with a fair value of approximately $15.0 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2014, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of approximately $608 thousand.

Wrightspeed, Inc.
Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2014, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock and 1,100,978 shares of Series D preferred stock, with a combined fair value of approximately $10.9 million.

PUBLIC INVESTMENTS
At December 31, 2014, we had investments in the following public securities:

ARM Holdings plc.
ARM Holdings plc (“ARM”), Cambridge, United Kingdom, develops and licenses microprocessor designs used in a wide variety of electronics applications ranging from smartphones and digital set top boxes to automotive systems and networking equipment.

At December 31, 2014, our investment in ARM consisted of 100,000 shares of an American depository receipt with a market value of approximately $4.6 million.

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries.

At December 31, 2014, our investment in Intevac consisted of 243,883 shares of common stock with a market value of approximately $1.9 million.

InvenSense, Inc.
InvenSense, Inc. (“InvenSense”), San Jose, California, designs, develops, and markets micro-electro-mechanical system gyroscopes for motion tracking devices in consumer electronics.

At December 31, 2014, our investment in InvenSense consisted of 400,000 shares of common stock with a market value of approximately $6.5 million.

Lam Research Corp.
Lam Research Corp. (“Lam”), Fremont, California, provides semiconductor processing systems used in the fabrication of integrated circuits.

At December 31, 2014, our investment in Lam consisted of 100,000 shares of common stock with a market value of approximately $7.9 million.

Mattson Technology, Inc.
Mattson Technology, Inc. (“Mattson”), Fremont, California, is a manufacturer of wafer processing equipment used in the production of semiconductors.

At December 31, 2014, our investment in Mattson consisted of 3,280,000 shares of common stock with a fair value of approximately $11.2 million.

Netflix, Inc.
Netflix, Inc. (“Netflix”), Los Gatos, California, delivers movies and television shows online and via DVD to approximately 57 million customers.

At December 31, 2014, our investment in Netflix consisted of 20,000 shares of common stock with a fair value of approximately $6.8 million.

QUALCOMM, Inc.
QUALCOMM, Inc. (“QUALCOMM”), San Diego, California, designs, develops, and markets digital communications products, including integrated circuits and system software.

At December 31, 2014, our investment in QUALCOMM consisted of 100,000 shares of common stock with a fair value of approximately $7.4 million.

Western Digital Corp.
Western Digital Corp. (“Western Digital”), San Jose, California, offers data storage solutions for digital content.

At December 31, 2014, our investments in Western Digital consisted of 40,000 shares of common stock with a fair value of approximately $4.4 million.

Workday, Inc.
Workday, Inc. (“Workday”), Pleasanton, California, provides cloud-based human resources and finance software to businesses worldwide.

At December 31, 2014, our investments in Workday consisted of 100,000 shares of common stock with a fair value of approximately $8.2 million.

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

In connection with our agreement with Bulldog, we agreed to liquidate all of our holdings in Facebook, Inc. and Twitter, Inc. and distribute the proceeds to our stockholders. On November 6, 2014, we distributed to our shareholders $27.2 million or $2.998210 per share as a result of the liquidation of our Facebook, Inc. shares; and on December 11, 2014, we distributed to our shareholders $26.0 million or $2.86156 per share as a result of the liquidation of our Twitter, Inc. shares.

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

SUBSEQUENT EVENTS
Subsequent to the close of the year on December 31, 2014, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased public securities with an aggregate cost of approximately $5.7 million and private securities with an aggregate cost of approximately $6.5 million. Since that date, we have sold public securities with an aggregate cost of approximately $21.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
 San Jose, California

We have audited the accompanying statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the schedule of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the financial highlights for each of the three years in the period then ended and for the period April 18, 2011 (inception) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2014 and 2013, by correspondence with the custodian, issuers and brokers or by other appropriate auditing procedures as deemed necessary. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, financial highlights, and schedule of investments referred to above present fairly, in all material respects, the financial position of Firsthand Technology Value Fund, Inc. as of December 31, 2014 and 2013, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended, and the financial highlights for each of the three years in the period then ended and the period April 18, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 6, the financial statements include investments valued at $132,696,696 (63.27% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
 March 13, 2015

See accompanying notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
 San Jose, California

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of December 31, 2014 and 2013, and the related statements of operations, changes in net assets, cash flows for each of the two years in the period then ended, and financial highlights for each of the three years in the period then ended and the period April 18, 2011 (inception) to December 31, 2011 of the Company and our report dated March 13, 2015 expressed an unqualified opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
 March 13, 2015

See accompanying notes to financial statements

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF	AS OF
	DECEMBER 31, 2014	DECEMBER 31, 2013
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$118,567,567	$84,275,180
Affiliated investments at acquisition cost	13,375,885	10,999,999
Controlled investments at acquisition cost	60,815,580	47,402,530
Total acquisition cost	$192,759,032	$142,677,709
Unaffiliated investments at market value	$118,830,054	$129,786,732
Affiliated investments at market value	14,916,840	9,467,499
Controlled investments at market value	57,918,973	42,621,599
Total market value * (Note 6)	191,665,867	181,875,830
Cash**	69,014,110	83,179,168
Receivable from dividends and interest	2,729,276	1,853,119
Other assets	29,993	31,938
Total Assets	263,439,246	266,940,055

LIABILITIES
Payable for securities purchased	38,253,718	—
Incentive fees payable (Note 4)	13,716,658	8,311,199
Payable to affiliates (Note 4)	1,294,481	1,272,031
Consulting fee payable	23,000	18,000
Accrued expenses and other payables	421,318	434,410
Total Liabilities	53,709,175	10,035,640
NET ASSETS	$209,730,071	$256,904,415

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$8,562	$9,072
Paid-in-capital	204,981,680	217,798,652
Accumulated net investment income	5,832,994	—
Accumulated net realized gain (loss) from security transactions, purchased and written options, and warrants transactions	—	(101,430)
Net unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	(1,093,165)	39,198,121
NET ASSETS	$209,730,071	$256,904,415
Shares of Common Stock outstanding	8,562,173	9,072,032
Net asset value per share (Note 2)	$24.49	$28.32

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/14 was 0.01%. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
DECEMBER 31, 2014

PORTFOLIO COMPANY
(% OF NET ASSETS)		SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (5.6%)	Common Stock *(1)	2,128,005	$10,108,024	$11,820,642
Consumer Electronics

ARM HOLDINGS PLC - SP ADR. (2.2%)	American Depository Receipt	100,000	4,624,520	4,630,000
Semiconductors

GILT GROUPE HOLDINGS, INC. (1.2%)	Common Stock *(1)	198,841	4,558,112	2,547,272
Internet

HIGHTAIL, INC. (4.8%)	Preferred Stock - Series E *(1)	2,268,602	9,999,998	9,999,998
Cloud Computing

HIKU LABS, INC. (0.2%)	Convertible Note (1)
Consumer Electronics	Matures March 2015
	Interest Rate 5%	500,000	500,000	500,000

INTEVAC, INC. (0.9%)	Common Stock *	243,883	2,721,734	1,894,971
Other Electronics

INTRAOP MEDICAL CORP. (9.5%)	Preferred Stock - Series A-1 *(1)(2)	6,800,000	6,800,000	5,355,000
Medical Devices	Preferred Stock - Series A-2 *(1)(2)	13,500,000	13,499,940	10,631,250
	Term Note (1)(2)
	Matures February 2016
	Interest Rate 8%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)
	Matures July 2016
	Interest Rate 15%	1,000,000	1,000,000	1,000,000
				19,986,250

INVENSENSE, INC. (3.1%)	Common Stock *	400,000	6,482,780	6,504,000
Semiconductors

LAM RESEARCH CORP. (3.8%)	Common Stock	100,000	7,957,000	7,934,000
Semiconductor Equipment

MATTSON TECHNOLOGY, INC. (5.3%)	Common Stock *	3,280,000	8,239,200	11,152,000
Semiconductor Equipment

NETFLIX, INC. (3.3%)	Common Stock *	20,000	6,874,406	6,832,200
Internet

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2014

PORTFOLIO COMPANY
(% OF NET ASSETS)		SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (4.8%)	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$9,999,997
Mobile Computing

PIVOTAL SYSTEMS CORP. (9.9%)	Preferred Stock - Series C * (1)(2)	2,291,260	2,657,862	2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	7,942,811	4,000,000	6,409,848
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,614,773
	Convertible Note (1)(2)
	Matures March 2016
	Interest Rate 10%	2,000,000	2,000,000	2,000,000
				20,682,483
QMAT, INC. (5.7%)	Preferred Stock Warrants -
Advanced Materials	Series A *(1)(2)	2,000,000	0	567,764
	Preferred Stock - Series A *(1)(2)	12,000,240	12,000,240	11,432,476
				12,000,240

QUALCOMM, INC. (3.5%)	Common Stock	100,000	7,496,400	7,433,000
Communications Equipment

SILICON GENESIS CORP. (2.5%) **
Intellectual Property	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	0
	Common Stock Warrants *(1)(2)	37,982	6,678	0
	Common Stock *(1)(2)	921,892	169,045	0
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	0
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	0
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	0
	Term Note (1)(2)
	Matures December 2016
	Interest Rate 12%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)
	Matures December 2014
	Interest Rate 20%	1,250,000	1,610,753	1,250,000
	Common Stock Warrants *(1)(2)	5,000,000	0	0
	Convertible Note (1)(2)
	Matures December 2014
	Interest Rate 20%	1,000,000	1,000,000	1,000,000
	Common Stock Warrants *(1)(2)	3,000,000	0	0
				5,250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2014

PORTFOLIO COMPANY
(% OF NET ASSETS)
AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
SUNRUN, INC. (2.4%)	Common Stock *(1)	674,820	$6,417,495	$5,061,960
Renewable Energy

TAPAD, INC. (2.1%)	Preferred Stock - Series B-2 *(1)	79,172	1,149,997	1,149,997
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,173,224
				4,323,221

TELEPATHY INVESTORS, INC. (1.9%)	Preferred Stock - Series A *(1)(3)	15,238,000	3,999,999	4,000,000
Consumer Electronics

TURN INC. (7.2%)	Preferred Stock - Series E (1)	1,798,562	15,000,007	15,000,007
Advertising Technology

UCT COATINGS, INC. (0.3%)	Common Stock Warrants *(1)	136,986	0	110
Advanced Materials	Common Stock *(1)	1,500,000	662,235	607,650
	Common Stock Warrants *(1)	33,001	0	26
	Common Stock Warrants *(1)	2,283	67	0
				607,786
WESTERN DIGITAL CORP. (2.1%)	Common Stock	40,000	4,484,380	4,428,000
Peripherals

WORKDAY, INC. (3.9%)	Common Stock, Class A *	100,000	8,291,229	8,161,000
Software

WRIGHTSPEED, INC. (5.2%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	7,146,981
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,769,859
				10,916,840
TOTAL INVESTMENTS
(Cost $192,759,032)
—91.4%				191,665,867

OTHER ASSETS IN EXCESS
OF LIABILITIES — 8.6%				18,064,204

NET ASSETS — 100.0%				$209,730,071

*	Non-income producing security.
**	On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Fund currently is the only secured creditor of Silicon Genesis.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
DECEMBER 31, 2013

PORTFOLIO COMPANY		SHARES/PAR
(% OF NET ASSETS)	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (4.0%)	Common Stock *(1)	2,128,005	$10,108,024	$10,270,178
Consumer Electronics

FACEBOOK (12.8%)	Common Stock, Class A *	600,000	18,937,500	32,796,000
Social Networking

GILT GROUPE (0.7%)	Common Stock *(1)	198,841	4,558,112	1,794,520
Internet

INNOVION CORP. (0.2%)	Preferred Stock - Series A-1 *(1)	324,948	145,085	383,309
Services	Preferred Stock - Series A-2 *(1)	168,804	744	108,389
	Common Stock *(1)	1	0	1
				491,699

INTEVAC, INC. (1.6%)	Common Stock *	545,156	6,083,941	4,050,509
Other Electronics

INTRAOP MEDICAL CORP. (7.9%)	Preferred Stock - Series A-1 *(1)(2)	6,800,000	6,800,000	6,800,000
Medical Devices	Preferred Stock - Series A-2 (1)(2)	13,500,000	13,499,940	13,500,000
				20,300,000

MATTSON TECHNOLOGY, INC. (0.5%)	Common Stock	432,000	1,208,584	1,183,680
Semiconductor Equipment

PIVOTAL SYSTEMS (3.1%)	Preferred Stock Warrants -
Semiconductor Equipment	Series A * (1)(2)	3,176,935	0	1,599,904
	Preferred Stock Warrants -
	Series A *(1)(2)	1,588,468	0	799,952
	Preferred Stock - Series A *(1)(2)	7,148,814	6,000,000	3,600,143
	Convertible Note (1)(2)
	Matures March 2016
	Interest Rate 10%	2,000,000	2,000,000	2,000,000
				7,999,999
QMAT, INC. (3.3%)	Preferred Stock Warrants -
Advanced Materials	Series A *(1)(2)	2,000,000	0	548,141
	Preferred Stock - Series A *(1)(2)	8,571,600	8,571,600	8,023,459
				8,571,600

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2013

PORTFOLIO COMPANY		SHARES/PAR
(% OF NET ASSETS)	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (2.2%)	Preferred Stock -Series 1-C *(1)(2)	82,914	$109,518	$0
Intellectual Property	Preferred Stock -Series 1-D *(1)(2)	850,830	431,901	0
	Preferred Stock -Series 1-E *(1)(2)	5,704,480	2,946,535	0
	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	0
	Common Stock *(1)(2)	921,892	169,045	0
	Preferred Stock Warrants -
	Series 1-E *(1)(2)	1,257,859	173,500	0
	Common Stock Warrants *(1)(2)	37,982	6,678	0
	Common Stock Warrants *(1)(2)	3,000,000	0	0
	Common Stock Warrants *(1)(2)	5,000,000	0	0
	Convertible Note (1)(2) Matures
	December 2014 Interest Rate 20%	500,000	500,000	500,000
	Convertible Note (1)(2) Matures
	December 2014 Interest Rate 20%	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2) Matures
	December 2014 Interest Rate 20%	1,250,000	1,610,753	1,250,000
	Term Note (1)(2) Matures
	December 2016 Interest Rate 10%	3,000,000	3,000,000	3,000,000
				5,750,000
SKYLINE SOLAR (0.0%)	Preferred Stock - Series C *(1)	793,651	1,000,000	0
Renewable Energy

SUNRUN, INC. (2.3%)	Common Stock *(1)	674,820	6,417,495	6,026,750
Renewable Energy

TAPAD, INC. (1.2%)	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	2,999,986
Advertising Technology

TELEPATHY, INC. (1.4%)	Preferred Stock - Series A *(1)(3)	5,000,000	5,000,000	3,467,500
Consumer Electronics

TURN INC. (5.8%)	Preferred Stock - Series E (1)	1,798,562	15,000,007	15,000,007
Advertising Technology

TWITTER, INC. (21.2%)	Common Stock *(1)	1,006,200	17,153,400	54,437,936
Social Networking

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2013

PORTFOLIO COMPANY		SHARES/PAR
(% OF NET ASSETS)	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
UCT COATINGS (0.3%)	Common Stock *(1)	1,500,000	$662,235	$733,500
Advanced Materials	Common Stock Warrants *(1)	136,986	0	1,575
	Common Stock Warrants *(1)	2,283	67	12
	Common Stock Warrants *(1)	33,001	0	380
				735,467

WRIGHTSPEED, INC. (2.3%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	5,999,999
Automotive

TOTAL INVESTMENTS
(Cost $142,677,709)
—70.8%				181,875,830

OTHER ASSETS IN EXCESS
OF LIABILITIES — 29.2%				75,028,585

NET ASSETS — 100.0%				$256,904,415

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

INVESTMENT INCOME
Unaffiliated dividend Income	$68,000	$—
Unaffiliated interest	13,423	6,976
Affiliated/Controlled interest	1,906,121	1,138,990
Royalty income	444,346	62,733
TOTAL INVESTMENT INCOME	2,431,890	1,208,699

EXPENSES
Investment advisory fees (Note 4)	5,223,631	4,390,112
Administration fees	143,527	125,046
Incentive fees (Note 4)	5,405,459	8,311,199
Custody fees	16,825	16,194
Transfer agent fees	34,917	47,002
Registration and filing fees	23,156	18,000
Professional fees	1,077,568	831,387
Printing fees	317,918	142,100
Trustees fees	70,311	60,000
Settlement fees	838,000	—
Miscellaneous fees	58,039	120,455
TOTAL NET EXPENSES	13,209,351	14,061,495

NET INVESTMENT LOSS	(10,777,461)	(12,852,796)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/Controlled	(5,173,500)	—
Non-affiliated and other assets	54,971,518	6,715,069
Net realized gain from purchased options transactions (1)	15,290,438	—
Net realized gains (losses) from written option transactions (1)	1,964,401	(2,794,531)
Net realized losses from warrants transactions (1)	—	(959,992)
Net change in unrealized appreciation (depreciation) on other assets	—	27,370
Net change in unrealized appreciation (depreciation) on investments	(38,082,722)	56,813,794
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	(2,208,564)	3,412,871

Net Realized and Unrealized Gains on Investments	26,761,571	63,214,581

Net Increase In Net Assets Resulting From Operations	$15,984,110	$50,361,785
Net Increase In Net Assets Per Share Resulting from Operations (2)	$1.77	$5.80

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in Net Assets resulting from operations	$15,984,110	$50,361,785
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(181,556,214)	(74,318,134)
Proceeds from disposition of investments	181,754,896	17,638,875
Net purchases from short-term investments	(500,000)	—
Net proceeds from written options	1,964,401	(2,794,531)
Net proceeds from purchased options	15,290,438	—
Proceeds from litigation claim	18,013	1,214
Decrease in receivable for investments sold	—	1
Increase in dividends, interest, and reclaims receivable	(876,157)	(835,905)
Increase in payable for investment purchased	38,253,718	—
Increase in payable to affiliates	22,450	281,063
Increase in incentive fees payable	5,405,459	8,311,199
Decrease (increase) in other assets	1,945	(5,261)
Decrease in offering costs payable	—	(5,090)
Increase (decrease) in accrued expenses and other payables	(8,092)	309,335
Net realized gain from investments	(65,088,456)	(5,755,077)
Net realized (gain) loss from written options	(1,964,401)	2,794,531
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	40,291,286	(60,254,035)
Net cash provided by (used in) operating activities	48,993,396	(64,270,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	—	13,499,939
Proceeds from shares redeemed	(9,999,991)	—
Distributions paid from realized capital gains	(53,158,463)	(2,878,338)
Net cash provided (used) by financing activities	(63,158,454)	10,621,601

Net decrease in cash	(14,165,058)	(53,648,429)
Cash - beginning of year	83,179,168	136,827,597
Cash - end of year	$69,014,110	$83,179,168

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
FROM OPERATIONS:
Net investment loss	$(10,777,461)	$(12,852,796)
Net realized gains from security transactions, written and purchased options, and warrants transactions	67,052,857	2,960,546
Net change in unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	(40,291,286)	60,254,035
Net increase in net assets from operations	15,984,110	50,361,785

FROM DISTRIBUTIONS:
From realized gains on investments	(53,158,463)	(2,878,338)
TOTAL DISTRIBUTIONS	(53,158,463)	(2,878,338)

FROM CAPITAL SHARE TRANSACTIONS:
Issuance of common stock (1)	—	13,499,939
Value of shares repurchased	(9,999,991)	—
Net increase (decrease) in net assets from capital share transactions	(9,999,991)	13,499,939
TOTAL INCREASE (DECREASE) IN NET ASSETS	(47,174,344)	60,983,386

NET ASSETS:
Beginning of year	256,904,415	195,921,029
End of year	$209,730,071	$256,904,415
Accumulated Net Investment Income	5,832,994	—

COMMON STOCK ACTIVITY:
Shares issued	—	515,552
Shares repurchased	(509,859)	—
Net increase (decrease) in shares outstanding	(509,859)	515,552
Shares outstanding, beginning of year	9,072,032	8,556,480
Shares outstanding, end of year	8,562,173	9,072,032

(1)	Net of underwriting fees and offering expenses.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights

Selected per share data and ratios for a share outstanding throughout each period

	FOR THE		FOR THE		FOR THE	FOR THE
	YEAR ENDED		YEAR ENDED		YEAR ENDED	PERIOD ENDED
	DECEMBER 31, 2014		DECEMBER 31, 2013		DECEMBER 31, 2012	DECEMBER 31, 2011(1)
Net asset value at beginning of period	$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	3.04		7.16		(1.01)	(2.68)
Total from investment operations	1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	(5.86)		(0.32)		—	—

Premiums from shares sold in offerings	—		—	(2)	0.38	—
Anti-dilutive effect from capital share transactions	0.25		—		—	—
Net asset value at end of period	$24.49		$28.32		$22.90	$23.92

Market value at end of period	$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	12.54%		25.30%		(4.26)%	(11.44	)% (A)
Based on Market Value	4.76%		34.61%		21.70%	(46.95	)% (A)
Net assets at end of period (millions)	$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	5.29	% (3)	6.52	% (3)	2.56%	2.76	% (B)
Ratio of total expenses to average net assets, excluding incentive fees	3.12%		2.67%		2.56%	2.76	% (B)
Ratio of net investment loss to average net assets	(4.31)%		(5.96)%		(2.12)%	(2.28	)% (B)
Portfolio turnover rate	95%		17%		10%	18	% (A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)	Amount includes the incentive fee. For the year ended December 31, 2014 and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was 2.17% and 3.85%, respectively.
(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements
DECEMBER 31, 2014

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/ or services within the information technology sector or the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On December 31, 2014, our financial statements include venture capital investments valued at approximately $132.7 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2014, we held $132,696,696 in restricted securities. At December 31, 2013, we held $143,845,641 in restricted securities.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

The market value of the Company’s purchased options as of December 31, 2014 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended December 31, 2014 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the year ended December 31, 2014 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	27,000	7,685,253
Options closed during period	(18,000)	(5,603,920)
Options expired during period	(2,000)	(206,995)
Options exercised during period	(7,000)	(1,874,338)
Options outstanding, end of year	—	$—

The average volume of the Company’s derivatives during the year ended December 31, 2014 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	5,809	13,374,272	900

The number of option contracts written and the premiums received during the year ended December 31, 2013 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	86,520	7,761,066
Options closed during period	(78,000)	(6,986,553)
Options expired during period	(7,666)	(663,156)
Options exercised during period	(854)	(111,357)
Options outstanding, end of year	—	$—

The average volume of the Company’s derivatives during the year ended December 31, 2013 is as follows:

	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	15,856,995	852

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

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
DECEMBER 31, 2014

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2014, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2014, there was an incentive fee expensed for $5,405,459. As of December 31, 2013, there was an incentive fee expensed for $8,311,199.

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
DECEMBER 31, 2014

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
DECEMBER 31, 2014

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2014:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
ASSETS
Common Stocks
Advanced Materials	$—	$—	$607,650
Communications Equipment	7,433,000	—	—
Consumer Electronics	—	—	11,820,642
Internet	6,832,200	—	2,547,272
Other Electronics	1,894,971	—	—
Peripherals	4,428,000	—	—
Renewable Energy	—	—	5,061,960
Semiconductor Equipment	19,086,000	—	—
Semiconductors	11,134,000	—	—
Software	8,161,000	—	—
Total Common Stocks	58,969,171	—	20,037,524
Preferred Stocks
Advanced Materials	—	—	11,432,476
Advertising Technology	—	—	19,323,228
Automotive	—	—	10,916,840
Cloud Computing	—	—	9,999,998
Consumer Electronics	—	—	4,000,000
Medical Devices	—	—	15,986,250
Mobile Computing	—	—	9,999,997
Semiconductor Equipment	—	—	18,682,483
Total Preferred Stocks	—	—	100,341,272
Asset Derivatives *
Equity Contracts	—	—	567,900
Total Asset Derivatives	—	—	567,900
Convertible Notes
Consumer Electronics	—	—	500,000
Intellectual Property	—	—	5,250,000
Medical Devices	—	—	4,000,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	11,750,000
Total	$58,969,171	$—	$132,696,696

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period.  There were no transfers between Levels 1 and 2 as of December 31, 2014.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

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
DECEMBER 31, 2014

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFI- CANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/13	NET PURCHASES	NET SALES	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/14
Common Stocks
Advanced Materials	$733,500	$—	$—	$—	$(125,850)	$—	$607,650
Consumer Electronics	10,270,178	—	—	—	1,550,464	—	11,820,642
Internet	1,794,520	—	—	—	752,752	—	2,547,272
Renewable Energy	6,026,750	—	—	—	(964,790)	—	5,061,960
Services	1	—	—	—	(1)	—	—
Social Networking	54,437,936	56,000,000	(119,120,495)	28,397,095	(19,714,536)	—	—
Preferred Stocks
Advanced Materials	8,023,459	3,428,640	—	—	(19,623)	—	11,432,476
Advertising Technology	17,999,993	1,149,997	—	—	173,238	—	19,323,228
Automotive	5,999,999	3,375,887	—	—	1,540,954	—	10,916,840
Cloud Computing	—	9,999,998	—	—	—	—	9,999,998
Consumer Electronics	3,467,500	3,999,999	—	(5,000,000)	1,532,501	—	4,000,000
Medical Devices	20,300,000	—	—	—	(4,313,750)	—	15,986,250
Mobile Computing	—	9,999,997	—	—	—	—	9,999,997
Renewable Energy	—	—	(1)	(999,999)	1,000,000	—	—
Semiconductor Equipment	3,600,143	6,657,909	—	—	8,424,431	—	18,682,483
Services	491,698	—	(299,139)	153,311	(345,870)	—	—
Asset Derivatives
Equity Contracts	2,949,964	—	—	(173,500)	(2,208,564)	—	567,900
Convertible Notes
Automotive	—	1,500,000	(1,500,000)	—	—	—	—
Consumer Electronics	—	500,000	—	—	—	—	500,000
Intellectual Property	5,750,000	—	—	—	(500,000)	—	5,250,000
Medical Devices	—	4,000,000	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$143,845,641	$100,612,427	$(120,919,635)	$22,376,907	$(13,218,644)	$—	$132,696,696

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2014 was $7,035,620.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFI- CANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/12	NET PURCHASES	NET SALES	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/13
Common Stocks
Advanced Materials	$—	$—	$—	$—	$733,500	$—	$733,500
Consumer Electronics	—	10,108,024	—	—	162,154	—	10,270,178
Intellectual Property	456	—	—	—	(456)	—	—
Internet	2,803,658	—	—	—	(1,009,138)	—	1,794,520
Renewable Energy	4,322,895	6,417,495	(17,338,675)	10,600,950	2,024,085	—	6,026,750
Services	1	—	—	—	—	—	1
Social Networking	13,369,647	3,934,500	—	—	37,133,789	—	54,437,936
Preferred Stocks
Advanced Materials	5,581,279	2,571,600	—	—	(129,420)	—	8,023,459
Advertising Technology	—	17,999,993	—	—	—	—	17,999,993
Automotive	—	5,999,999	—	—	—	—	5,999,999
Consumer Electronics	—	5,000,000	—	—	(1,532,500)	—	3,467,500
Intellectual Property	575,261	—	—	—	(575,261)	—	—
Medical Devices	—	20,299,939	—	—	61	—	20,300,000
Renewable Energy	208,185	—	—	(3,846,714)	3,638,529	—	—
Semiconductor Equipment	3,933,780	2,000,000	—	—	(2,333,637)	—	3,600,143
Services	369,192	—	—	—	122,506	—	491,698
Social Networking	3,294,857	—	(3,522,000)	—	227,143	—	—
Asset Derivatives
Equity Contracts	510,099	—	(13,012)	(959,992)	3,412,869	—	2,949,964
Convertible Bonds
Intellectual Property	5,750,000	—	—	—	—	—	5,750,000
Semiconductor Equipment	—	2,000,000	—	—	—	—	2,000,000
Total	$40,719,310	$76,331,550	$(20,873,687)	$5,794,244	$41,874,224	$—	$143,845,641

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2013 was $34,641,535.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 12/31/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Intellectual Property	$5.3M	Market Comparable Companies	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	0.8x - 1.1x 56.97% 1.65% 0.0% - 33.4%
Direct venture capital investments: Automotive	$10.9M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	94.35% 1.10% 0.0%
Direct venture capital investments: Consumer Electronics	$16.3M	Prior Transaction Analysis Probability Weighted Expected Return	Volatility Risk-Free Rate Discount for Lack of Marketability	48.09% - 64.02% 1.10% - 1.65% 0.0% - 28.2%
Direct venture capital investments: Internet	$2.5M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	50.41% 0.25% 15.50%
Direct venture capital investments: Advanced Materials	$12.6M	Market Comparable Companies Prior Transaction Analysis	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	7.5x - 8.4x 48.04% - 55.72% 1.65% 28.7% - 32.8%
Direct venture capital investments: Semiconductor Equipment	$20.7M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	45.09% 1.10% 0.0%
Direct venture capital investments: Advertising Technology	$19.3M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	61.77% - 62.56% 0.25% - 0.67% 0.0%
Direct venture capital investments: Renewable Energy	$5.1M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	118.95% 0.67% 44.0%
Direct venture capital investments: Medical Devices	$20.0M	Market Comparable Companies Prior Transaction Analysis	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	2.4x - 2.7x 59.94% 1.38% 0.0%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	49.49% 0.67% 0.0%
Direct venture capital investments: Mobile Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	75.12% 0.67% 0.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

NOTE 7. FEDERAL INCOME TAXES

The Company has elected, and intends to qualify annually, for the special tax treatment afforded regulated investment companies under the Internal Revenue Code of 1986, as amended (the “Code”). As provided in the Code, in any fiscal year in which a BDC so qualifies and distributes at least 90% of its taxable net income, the BDC (but not the shareholders) will be relieved of federal income tax on the income distributed. Accordingly, no provision for income taxes has been made. To avoid imposition of the excise tax applicable to regulated investment companies, the Company intends to declare as dividends in each calendar year at least 98% of its net investment income (earned during the calendar year) and 98.2% of its net realized capital gains (earned during the 12 months ended October 31) plus undistributed amounts, if any, from prior years.

TAX TABLES
Reclassification of Capital Accounts
Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2014 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(2,817,491)	$16,610,455	$(13,792,964)

Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2013 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(12,852,796)	$12,852,796	$—

As of December 31, 2013, the Fund utilized $183,638 in capital loss carry forwards for federal income tax purposes.

Components of Distributable Earnings as of 12/31/14

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Net Unrealized Appreciation (Depreciation)	$(1,093,165)
Other Temporary Differences	5,832,994
Total Distributable Earnings	$4,739,829

As of December 31, 2014, the Fund paid $53,158,463 of long-term capital gains.

Gross unrealized appreciation	$12,958,786
Gross unrealized depreciation	(14,051,951)
Net unrealized depreciation	$(1,093,165)
Federal income tax cost, Investments	$192,759,032

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2011, 2012, and 2013 remain open to federal and state audit. As of December 31, 2014, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

Components of Distributable Earnings as of 12/31/13

FIRSTHAND TECHNOLOGY VALUE FUND
Net Unrealized Appreciation (Depreciation)	$39,096,355
Undistributed Long-Term Capital Gains	336
Total Distributable Earnings	$39,096,691

As of December 31, 2013, the Fund paid $2,878,338 of long-term capital gains.

Gross unrealized appreciation	$54,672,337
Gross unrealized depreciation	(15,575,982)
Net unrealized appreciation	$39,096,355
Federal income tax cost, Investments	$142,779,475

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2014.

PURCHASES AND SALES
Purchases of investment securities	$181,556,214
Proceeds from sales and maturities of investment securities	$181,754,896

NOTE 9. SHARE BUYBACK
In connection with our agreement with a shareholder, we agreed to establish an open-market purchase program to purchase up to $10 million of our common stock during certain periods in 2014 in which the market price of the common stock was below our NAV; On December 5, 2014, we completed the open market purchase program offer after reaching its $10 million goal. A total of 509,859 shares were purchased in the buyback at an average price of approximately $19.61 per share.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2013, through December 31, 2014, is noted below:

	SHARES/PAR ACTIVITY
			SALES/
AFFILIATE/	BALANCE AT	PURCHASES/	MATURITY/	BALANCE AT	REALIZED GAIN		VALUE	ACQUISITION
CONTROLLED INVESTMENT*	12/31/13	MERGER	EXPIRATION	12/31/14	(LOSS)	INTEREST	12/31/14	COST
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	$—	$—	$5,355,000	$6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	10,631,250	13,499,940
IntraOp Medical Corp. Term Note*	—	1,000,000	—	1,000,000	—	72,739	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	—	3,000,000	—	3,000,000	—	201,863	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	7,148,814	4,765,403	—	11,914,217	—	—	9,614,773	6,000,048
Pivotal Systems, Series B Preferred*	—	7,942,811	—	7,942,811	—	—	6,409,848	4,000,000
Pivotal Systems, Series C Preferred*	—	2,291,260	—	2,291,260	—	—	2,657,862	2,657,862
Pivotal Systems, Series A Warrants*	1,588,468	—	(1,588,468)	—	—	—	—	—
Pivotal Systems, Series A Warrants*	3,176,935	—	(3,176,935)	—	—	—	—	—
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	200,607	2,000,000	2,000,000
QMAT, Preferred Stock Series A*	8,571,600	3,428,640	—	12,000,240	—	—	11,432,476	12,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	567,764	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	514,587	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	(500,000)	—	—	167,679	—	—
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	325,943	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	346,814	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

	SHARES/PAR ACTIVITY
			SALES/
AFFILIATE/	BALANCE AT	PURCHASES/	MATURITY/	BALANCE AT	REALIZED GAIN		VALUE	ACQUISITION
CONTROLLED INVESTMENT*	12/31/13	MERGER	EXPIRATION	12/31/14	(LOSS)	INTEREST	12/31/14	COST
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	$—	$—	$—	$—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy, Inc. Series A Preferred	5,000,000	—	(5,000,000)	—	(5,000,000)	—	—	—
Telepathy, Inc. Series A Preferred	—	15,238,000	—	15,238,000	—	—	4,000,000	3,999,999
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,146,981	5,999,999
Wrightspeed, Inc. Series D Preferred	—	1,100,978	—	1,100,978	—	—	3,769,859	3,375,887
Wrightspeed, Inc. Convertible Note	—	500,000	(500,000)	—	—	13,424	—	—
Wrightspeed, Inc. Convertible Note	—	1,000,000	(1,000,000)	—	—	62,465	—	—
Total Affiliates and Controlled Investments							$72,835,813	$74,191,465
Total Affiliates							$14,916,840	$13,375,885
Total Controlled Investments							$57,918,973	$60,815,580

*	Controlled investment.

As of December 31, 2014, Kevin Landis represents the Company and sits on the board of directors of IntraOp Medical Corp.; Phunware, Inc.; Pivotal Systems, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; QMAT, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

QMAT Financial Summary*
Total Assets	$4,631,657
Total Liabilities	2,214,060
Net Shareholder Equity	$2,417,597

Total Revenues	$—
Total Expenses	(2,993,191)
Net Income	$(2,993,191)

*	The Company owns approximately 85% of the voting shares outstanding.

IntraOp Medical Financial Summary

Total Assets	$24,400,263
Total Liabilities	5,185,846
Net Shareholder Equity	$19,214,417

Total Revenues	$7,247,091
Total Expenses	(10,000,590)
Net Income	$(2,753,499)

Pivotal Systems Financial Summary

Total Assets	$9,173,900
Total Liabilities	5,044,000
Net Shareholder Equity	$4,129,900

Total Revenues	$3,658,776
Total Expenses	(9,786,473)
Net Income	$(6,127,697)

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2012, through December 31, 2013, is noted below:

	SHARES/PAR ACTIVITY
			SALES/
AFFILIATE/	BALANCE AT	PURCHASES/	MATURITY/	BALANCE AT	REALIZED		VALUE
CONTROLLED INVESTMENT*	12/31/12	MERGER	EXPIRATION	12/31/13	GAIN (LOSS)	INTEREST	12/31/13	ACQUISITION COST
IntraOp Medical Corp. Series A-2 Preferred*	—	13,500,000	—	13,500,000	$—	$—	$13,500,000	$13,499,940
IntraOp Medical Corp. Series A-1 Preferred*	—	6,800,000	—	6,800,000	—	—	6,800,000	6,800,000
Pivotal Systems, Series A*	4,765,876	2,382,938	—	7,148,814	—	—	3,600,143	6,000,000
Pivotal Systems, Series A Warrants*	—	1,588,468	—	1,588,468	—	—	799,952	—
Pivotal Systems, Series A Warrants*	3,176,935	—	—	3,176,935	—	—	1,599,904	—
Pivotal Systems, Convertible Note*	—	2,000,000	—	2,000,000	—	7,123	2,000,000	2,000,000
QMAT, Preferred Stock Series A*	6,000,000	2,571,600	—	8,571,600	—	—	8,023,459	8,571,600
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	548,141	—
Silicon Genesis Corp., Common*	911,892	10,000	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	420,129	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	—	500,000	—	140,042	500,000	500,000
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	257,790	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	310,822	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-E Warrant*	94,339	—	(94,339)	—	(13,012)	—	—	—
Silicon Genesis Corp., Series 1-E Warrant*	1,257,859	—	—	1,257,859	—	—	—	173,500

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2014

	SHARES/PAR ACTIVITY
			SALES/
AFFILIATE/	BALANCE AT	PURCHASES/	MATURITY/	BALANCE AT	REALIZED			VALUE
CONTROLLED INVESTMENT*	12/31/12	MERGER	EXPIRATION	12/31/13	GAIN (LOSS)	INTEREST		12/31/13	ACQUISITION COST
Silicon Genesis Corp., Series 1-F*	912,453	—	—	912,453	$—	$—		$—	$583,060
Telepathy, Inc. Series A Preferred	—	5,000,000	—	5,000,000	—	3,084	**	3,467,500	5,000,000
Wrightspeed, Inc. Series C Preferred	—	2,267,659	—	2,267,659	—	—		5,999,999	5,999,999
Total Affiliates and Controlled Investments								$52,089,098	$58,402,529
Total Affiliates								$9,467,499	$10,999,999
Total Controlled Investments								$42,621,599	$47,402,530

*	Controlled investment.
**	Interest received from convertible note.

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

NOTE 11. SUBSEQUENT EVENTS

TENDER OFFER
In connection with our agreement with a shareholder, we agreed to commence an issuer tender offer for up to $20 million of our shares of common stock at a purchase price per share equal to 95% of the Fund’s net asset value per share (“NAV”) as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 (the “Offer”). On December 22, 2014, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the NAV determined on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,498 shares of common stock pursuant to the tender offer.

SILICON GENESIS
On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Fund currently is the only secured creditor of Silicon Genesis.

The Adviser has evaluated events and transactions for potential recognition or disclosure and determined that there were no additional material events that would require additional disclosure through the date the financial statements were issued.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014 and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2014 the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which appears on page 39 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2015 (the “2015 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, a copy of which is posted on our website http://www.firsthandtvf.com.

Our CEO certifies the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission and the Nasdaq Stock Market reports of ownership of the Company’s securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2014 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that one report was filed late by Mr. Omar Billawala, but no transactions were unreported, only his initial status requiring filing of that report was delayed.

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2015 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2015 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Procedures” and “Fees Paid to Tait, Weller & Baker LLP for 2014” in the 2015 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	38
Statement of Assets and Liabilities as of December 31, 2014	40
Schedule of Investments as of December 31, 2014	41
Statement of Operations as of December 31, 2014	47
Statement of Cash Flows as of December 31, 2014	48
Statement of Changes in Net Assets as of December 31, 2014	49
Financial Highlights	50
Notes to Financial Statements	51

2. The following financial statement schedule is filed herewith:

               Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description
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

14.2
Registrant’s Code of Ethics last amended January 21, 2014 is incorporated by reference to Exhibit 14.2 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 16, 2015	By:	/s/ Kevin Landis
Kevin Landis
President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 16, 2015	By:	/s/ Kevin Landis
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer,	March 16, 2015
Kevin Landis	and Chief Financial Officer

*	Director	March 16, 2015
Greg Burglin

*	Director	March 16, 2015
Mark FitzGerald
*	Director	March 16, 2015
Kimun Lee

*	Director	March 16, 2015
Nicholas Petredis

*	Director	March 16, 2015
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
3.1
Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

3.2
Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

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

10.5
Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to Exhibit (j)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

10.6
Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

14.1
Registrant’s Code of Ethics for Principal Executive and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.

14.2
Registrant’s Code of Ethics last amended January 21, 2014 is incorporated by reference to Exhibit 14.2 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

24.1	Power of Attorney – filed herewith.

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

LETTER TO SHAREHOLDERS - CONTINUED FROM INSIDE FRONT COVER

THE NEXT IPO CANDIDATES
Since we started this fund in 2011, we have had four successful IPOs (Facebook, Twitter, SolarCity, and Yelp) and one acquisition (Innovion). While none of our current portfolio companies have publicly discussed IPO or M&A plans, we believe that our portfolio is ripe with possibilities.

Our goal when we construct the Fund’s portfolio is to build a pipeline of potential exits by investing in early-, middle-, and late-stage companies. Our late-stage companies currently include Gilt Groupe, Jawbone, Sunrun, and Turn. We view each of these companies as a legitimate IPO or M&A candidate, due to the relative maturity of their businesses. Furthermore, some companies in the middle-stage category hold a strong enough strategic position that they may be considered good acquisition candidates. You can view our take on our companies’ stages of development at www.firsthandtvf.com/stages.

COMMITTED TO GROWTH
We remain focused on increasing the Fund’s NAV and delivering shareholder value by capitalizing on the tremendous opportunities in the technology and cleantech sectors. Having said that, we are mindful of our stock’s tendency to trade at a discount to NAV, as is common with funds in the closed-end universe. In an effort to address this discount, we executed two forms of stock buybacks in late 2014 and early 2015. In December, we purchased $10 million of SVVC in the open market, with unfortunately very limited impact on our stock price. Similarly, in January 2015, we completed a $20 million issuer tender offer that temporarily supported the stock price during the pendency of the offer. However, following the offer’s expiration, the stock traded with its biggest discount to NAV in more than two years. Our conclusion, which is supported by other historical examples, is that while stock repurchases may have a short-term positive impact on stock price, there is no evidence that they close the gap over the long term.

While we wish we could narrow that discount for the benefit of current shareholders, it is our belief that discounts are in the nature of closed-end funds. Furthermore, we have come to believe that SVVC, like other venture capital BDCs, often trades at even larger discounts due to the lack of public information regarding the underlying private companies that make up the bulk of its investments today. Whereas Facebook and Twitter were household names by the time they made it into the Fund’s portfolio, the majority of the Fund’s current holdings are relatively “undiscovered” companies. That is why the Fund’s performance will not track a broad index fund, like the NASDAQ Composite, which is composed entirely of publicly traded companies. While we are excited about the Fund’s current holdings, we understand that others are challenged in assessing the companies’ potential and assigning value. We believe the discount reflects, in part, our mission of finding companies before the market realizes their potential, and that the discount will narrow as those companies emerge, as was the case with Twitter, Facebook, SolarCity, and Yelp before them.

Of course, we have also seen the Fund trade at or above NAV when our portfolio companies are preparing for an IPO. Knowing that we cannot control the discount that the market puts on our shares, we believe our focus should be on growing the Fund’s NAV by making investments in promising companies with potential for successful exits, rather than attempting to manage our stock price through buybacks and other types of share repurchase programs.

We remain excited about the Fund’s future, as technology and cleantech remain two of the hottest sectors of the U.S. economy. Thank you for trusting us with your investment dollars. We will continue to work hard to put that money to work by seeking out and investing in the most promising companies here in Silicon Valley and elsewhere.

Sincerely,

/s/ Kevin Landis
Kevin Landis
CEO and President
Firsthand Technology Value Fund, Inc.

For stockholder inquiries, registered stockholders should call 1.800.331.1710.
For general inquiries, please call 1.800.976.8776;
or visit us on the web at www.firsthandtvf.com.