Form 10-Q
period 2015-03-31
Firsthand Technology Value Fund, Inc.
filed 2015-05-11
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2015 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.001 par value per share	7,702,705

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of March 31, 2015 (Unaudited) and December 31, 2014	3
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2015 and for the Three Months Ended March 31, 2014	4
	Statements of Cash Flows for the Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014	5
	Statements of Changes in Net Assets for the Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014	6
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2015 (Unaudited), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Schedule of Investments (Unaudited) as of March 31, 2015	8
	Notes To Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF
	MARCH 31, 2015	AS OF DECEMBER 31,
	(UNAUDITED)	2014
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$108,124,125	$118,567,567
Affiliated investments at acquisition cost	13,375,885	13,375,885
Controlled investments at acquisition cost	64,330,580	60,815,580
Total acquisition cost	$185,830,590	$192,759,032
Unaffiliated investments at market value	$109,171,749	$118,830,054
Affiliated investments at market value	14,695,289	14,916,840
Controlled investments at market value	63,170,271	57,918,973
Total market value * (Note 6)	187,037,309	191,665,867
Cash**	6,328,532	69,014,110
Receivable from interest and dividends	3,117,600	2,729,276
Other assets	39,221	29,993
Total Assets	196,522,662	263,439,246
LIABILITIES
Payable for securities purchased	—	38,253,718
Incentive fees payable (Note 4)	3,232,981	13,716,658
Payable to affiliates (Note 4)	1,023,390	1,294,481
Consulting fee payable	45,000	23,000
Accrued expenses and other payables	340,807	421,318
Total Liabilities	4,642,178	53,709,175
NET ASSETS	$191,880,484	$209,730,071
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,703	$8,562
Paid-in-capital	184,982,547	204,981,680
Accumulated undistributed net investment income	4,362,828	5,832,994
Accumulated net realized gain from security transactions, purchased and written options, and warrants transaction	1,320,687	—
Net unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	1,206,719	(1,093,165)
NET ASSETS	$191,880,484	$209,730,071
Shares of Common Stock outstanding	7,702,705	8,562,173
Net asset value per share (Note 2)	$24.91	$24.49

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 03/31/15 and 12/31/14 was 0.01%. Please see https://fundresearch. fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2015	MARCH 31, 2014
	(UNAUDITED)	(UNAUDITED)
INVESTMENT INCOME
Unaffiliated dividend income	$80,000	$—
Unaffiliated interest	7,422	49,689
Affiliated/Controlled interest	472,735	328,268
Royalty income	14,261	35,252
TOTAL INVESTMENT INCOME	574,418	413,209
EXPENSES
Investment advisory fees (Note 4)	1,023,390	1,291,989
Administration fees	33,252	33,026
Custody fees	4,502	3,932
Transfer agent fees	9,342	8,545
Registration and filing fees	5,671	5,710
Professional fees	135,074	400,239
Printing fees	40,469	44,801
Trustees fees	25,000	15,000
Miscellaneous fees	13,108	17,404
TOTAL GROSS EXPENSES	1,289,808	1,820,646
Incentive fee adjustment (Note 4)	754,776	(1,674,987)
TOTAL NET EXPENSES	2,044,584	145,659

NET INVESTMENT INCOME (LOSS)	(1,470,166)	267,550

Net Realized and Unrealized Gains/(Losses) on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	1,169,190	132
Net realized gain from written option transactions (1)	151,497	—
Net change in unrealized appreciation (depreciation) on investments	2,309,091	(5,520,478)
Net change in unrealized depreciation on warrants transactions (1)	(9,207)	(2,769,719)
Net Realized and Unrealized Gains (Losses) on Investments	3,620,571	(8,290,065)

Net Increase (Decrease) In Net Assets Resulting From Operations	$2,150,405	$(8,022,515)

Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$0.28	$(0.88)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in Net Assets resulting from operations	$2,150,405	$15,984,110

Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(12,738,251)	(181,556,214)
Proceeds from disposition of investments	20,935,883	181,754,896
Net purchases from short-term investments	(100,000)	(500,000)
Net proceeds from written options	151,497	1,964,401
Net proceeds from purchased options	—	15,290,438
Proceeds from litigation claim	—	18,013
Increase in dividends, interest, and reclaims receivable	(388,324)	(876,157)
Increase (decrease) in payable for investment purchased	(38,253,718)	38,253,718
Increase (decrease) in payable to affiliates	(271,091)	22,450
Increase (decrease) in incentive fees payable	(10,483,677)	5,405,459
(Increase) decrease in other assets	(9,228)	1,945
Decrease in accrued expenses and other payables	(58,511)	(8,092)
Net realized gain from investments	(1,169,190)	(65,088,456)
Net realized gain from written options	(151,497)	(1,964,401)
Net unrealized appreciation (depreciation) from investments, other assets and warrants transactions	(2,299,884)	40,291,286
Net cash provided by (used in) operating activities	(42,685,586)	48,993,396

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for shares redeemed	(19,999,992)	(9,999,991)
Distributions paid from realized capital gains	—	(53,158,463)
Net cash provided (used) by financing activities	(19,999,992)	(63,158,454)

Net decrease in cash	(62,685,578)	(14,165,058)
Cash - beginning of period	69,014,110	83,179,168
Cash - end of period	$6,328,532	$69,014,110

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2014
FROM OPERATIONS:
Net investment loss	$(1,470,166)	$(10,777,461)
Net realized gains from security transactions, written and purchased options, and warrants transactions	1,320,687	67,052,857
Net change in unrealized appreciation (depreciation) on investments, and warrants transactions	2,299,884	(40,291,286)
Net increase in net assets from operations	2,150,405	15,984,110

FROM DISTRIBUTIONS
From realized gains on investments	—	(53,158,463)
TOTAL DISTRIBUTIONS	—	(53,158,463)

FROM CAPITAL SHARE TRANSACTIONS
Value of shares repurchased	(19,999,992)	(9,999,991)
Net decrease in net assets from capital share transactions	(19,999,992)	(9,999,991)
TOTAL DECREASE IN NET ASSETS	(17,849,587)	(47,174,344)

NET ASSETS:
Beginning of period	209,730,071	256,904,415
End of period	$191,880,484	$209,730,071
Accumulated Net Investment Income	$4,362,828	$5,832,994

COMMON STOCK ACTIVITY:
Shares repurchased	(859,468)	(509,859)
Net decrease in shares outstanding	(859,468)	(509,859)
Shares outstanding, beginning of period	8,562,173	9,072,032
Shares outstanding, end of period	7,702,705	8,562,173

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.18)		(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	0.60		3.04		7.16		(1.01)	(2.68)
Total from investment operations	0.42		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		(5.86)		(0.32)		—	—
Premiums from shares sold in offerings	—		—		—	(2)	0.38	—
Anti-dilutive effect from capital share transactions	—		0.25		—		—	—
Net asset value at end of period	$24.91		$24.49		$28.32		$22.90	$23.92

Market value at end of period	$14.34		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	1.72	%(A)	12.54%		25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(23.11	)%(A)	4.76%		34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$191.9		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	4.13	%(B)(3)	5.29	%(3)	6.52	%(3)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fees	2.60	%(B)	3.12%		2.67%		2.56%	2.76	%(B)
Ratio of net investment loss to average net assets	(2.97	)%(B)	(4.31)%		(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	7	%(A)	95%		17%		10%	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)	Amount includes the incentive fee. For the three months ended March 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was 1.53%, 2.17%, and 3.85%, respectively.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
MARCH 31, 2015 (UNAUDITED)

PORTFOLIO COMPANY
(% OF NET ASSETS)		SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (5.9%) Consumer Electronics	Common Stock *(1)	2,128,005	$10,108,024	$11,278,426

CLOUDERA, INC. (0.3%) Software	Common Stock (1)	20,000	580,000	580,000

GILT GROUPE HOLDINGS, INC. (1.5%) Internet	Common Stock *(1)	198,841	4,558,112	2,908,407

HIGHTAIL, INC. (5.2%) Cloud Computing	Preferred Stock - Series E *(1)	2,268,602	9,999,998	9,999,998

HIKU LABS, INC. (0.3%) Consumer Electronics	Convertible Note (1) Matures September 2015 Interest Rate 5%	600,000	600,000	600,000

INTEVAC, INC. (0.8%) Other Electronics	Common Stock *	243,883	2,721,734	1,497,442

INTRAOP MEDICAL CORP. (12.9%)	Preferred Stock - Series A-1 *(1)(2)	6,800,000	6,800,000	6,074,440
Medical Devices	Preferred Stock - Series A-2 *(1)(2)	13,500,000	13,499,940	12,059,550
	Preferred Stock - Series B *(1)(2)	3,000,000	3,000,000	2,679,900
	Term Note (1)(2) Matures February 2016 Interest Rate 8%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2) Matures July 2016 Interest Rate 15%	1,000,000	1,000,000	1,000,000
				24,813,890

INVENSENSE, INC. (4.0%) Semiconductors	Common Stock *	500,000	8,003,882	7,605,000

LAM RESEARCH CORP. (3.7%) Semiconductor Equipment	Common Stock	100,000	7,957,000	7,023,500

MATTSON TECHNOLOGY, INC. (6.7%) Semiconductor Equipment	Common Stock *	3,280,000	8,239,200	12,923,200

PHUNWARE, INC. (5.2%) Mobile Computing	Preferred Stock - Series E *(1)	3,257,328	9,999,997	9,999,997

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
MARCH 31, 2015 (UNAUDITED)

PORTFOLIO COMPANY
(% OF NET ASSETS)		SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (10.7%)	Preferred Stock - Series C * (1)(2)	2,291,260	$2,657,862	$2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	7,942,811	4,000,000	6,373,311
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,559,968
	Convertible Note (1)(2) Matures March 2016 Interest Rate 10%	2,000,000	2,000,000	2,000,000
				20,591,141

QMAT, INC. (6.3%) Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	0	558,539
	Preferred Stock - Series A *(1)(2)	12,000,240	12,000,240	11,441,701
				12,000,240

QUALCOMM, INC. (3.6%) Communications Equipment	Common Stock	100,000	7,496,400	6,934,000

SILICON GENESIS CORP. (2.7%) **	Preferred Stock - Series 1-F *(1)(2)	912,453	583,060	0
Intellectual Property	Common Stock Warrants *(1)(2)	37,982	6,678	0
	Common Stock *(1)(2)	921,892	169,045	0
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	0
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	0
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	0
	Term Note (1)(2) Matures December 2016 Interest Rate 12%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)	1,250,000	1,610,753	1,250,000
	Common Stock Warrants *(1)(2)	5,000,000	0	0
	Convertible Note (1)(2)	1,000,000	1,000,000	1,000,000
	Common Stock Warrants *(1)(2)	3,000,000	0	0
				5,250,000

SUNRUN, INC. (3.7%)	Common Stock *(1)	674,820	6,417,495	7,021,637
Renewable Energy

TAPAD, INC. (3.8%)	Preferred Stock - Series B-2 *(1)	285,708	4,149,994	4,149,994
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,155,637
				7,305,631

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
MARCH 31, 2015 (UNAUDITED)

PORTFOLIO COMPANY
(% OF NET ASSETS)		SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (2.1%)	Preferred Stock - Series A *(1)(3)	15,238,000	$3,999,999	$4,000,000
Consumer Electronics

TURN INC. (7.8%)	Preferred Stock - Series E (1)	1,798,562	15,000,007	15,000,007
Advertising Technology

UCT COATINGS, INC. (0.3%)	Common Stock Warrants *(1)	136,986	0	123
Advanced Materials	Common Stock *(1)	1,500,000	662,235	633,450
	Common Stock Warrants *(1)	33,001	0	30
	Common Stock Warrants *(1)	2,283	67	1
				633,604

VUFINE. INC. (0.3%)	Preferred Stock - Series A (1)(2)	5,000,000	500,000	500,000
Consumer Electronics	Common Stock (1)(2)	750,000	15,000	15,000
				515,000

WESTERN DIGITAL CORP. (1.9%)	Common Stock	40,000	4,484,380	3,640,400
Peripherals

WORKDAY, INC. (2.2%)	Common Stock, Class A *	50,000	4,145,614	4,220,500
Software

WRIGHTSPEED, INC. (5.6%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	6,925,430
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,769,859
				10,695,289
TOTAL INVESTMENTS
(Cost $185,830,590)
—97.5%				187,037,309

OTHER ASSETS IN EXCESS
OF LIABILITIES — 2.5%				4,843,175

NET ASSETS — 100.0%				$191,880,484

*	Non-income producing security.
**	On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Fund currently is the sole secured creditor of Silicon Genesis.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). (2) Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc. (the “Company”)
Notes to Financial Statements
MARCH 31, 2015 (UNAUDITED)

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

INTERIM FINANCIAL STATEMENTS. Interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements. Interim disclosures generally do not repeat those of the annual statements.

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On March 31, 2015, our financial statements include venture capital investments valued at approximately $143.2 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”). Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

RESTRICTED SECURITIES. At March 31, 2015, we held $143,193,267 in restricted securities.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

The market value of the Company’s written options as of March 31, 2015, can be found on the Schedule of Investments. The net realized gains/(loss) from written options and the net change in unrealized appreciation (depreciation) on written options for the quarter ended March 31, 2015 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the three months ended March 31, 2015 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	2,200	837,392
Options expired during period	(500)	(151,497)
Options exercised during period	(1,700)	(685,895)
Options outstanding, end of year	—	$—

The average volume of the Fund’s derivatives during the three months ended March 31, 2015 is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	10,210,252	—

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
MARCH 31, 2015 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2015, accrued incentive fees totaled $3,232,981.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

NOTE 5. DEBT

The Company does not currently have any significant outstanding debt obligations (other than normal operating expense accruals).

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
MARCH 31, 2015 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2015:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$633,450
Communications Equipment	6,934,000	—	—
Consumer Electronics	—	—	11,293,426
Internet	—	—	2,908,407
Other Electronics	1,497,442	—	—
Peripherals	3,640,400	—	—
Renewable Energy	—	—	7,021,637
Semiconductor Equipment	19,946,700	—	—
Semiconductors	7,605,000	—	—
Software	4,220,500	—	580,000
Total Common Stocks	43,844,042	—	22,436,920
Preferred Stocks
Advanced Materials	$—	$—	$11,441,701
Advertising Technology	—	—	22,305,638
Automotive	—	—	10,695,289
Cloud Computing	—		9,999,998
Consumer Electronics	—	—	4,500,000
Medical Devices	—	—	20,813,890
Mobile Computing	—		9,999,997
Semiconductor Equipment	—	—	18,591,141
Total Preferred Stocks	—	—	108,347,654
Asset Derivatives *
Equity Contracts	—	—	558,693
Total Asset Derivatives	—	—	558,693
Convertible Notes
Consumer Electronics			600,000
Intellectual Property	—	—	5,250,000
Medical Devices	—		4,000,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	11,850,000
Total	$43,844,042	$—	$143,193,267

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the quarter. There were no transfers between Levels 1 and 2 as of March 31, 2015.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT
FAIR VALUE USING						TRANSFERS
SIGNIFICANT	BALANCE			NET	NET UNREALIZED	IN (OUT)	BALANCE
UNOBSERVABLE	AS OF	NET	NET	REALIZED	APPRECIATION	OF	AS OF
INPUTS (LEVEL 3)	12/31/14	PURCHASES	SALES	GAINS	(DEPRECIATION)(1)	LEVEL 3	3/31/15
Common Stocks
Advanced Materials	$607,650	$—	$—	$—	$25,800	$—	$633,450
Consumer Electronics	11,820,642	15,000	—	—	(542,216)	—	11,293,426
Internet	2,547,272	—	—	—	361,135	—	2,908,407
Renewable Energy	5,061,960	—	—	—	1,959,677	—	7,021,637
Software	—	580,000	—	—	—	—	580,000
Preferred Stocks
Advanced Materials	11,432,476	—	—	—	9,225	—	11,441,701
Advertising Technology	19,323,228	2,999,997	—	—	(17,587)	—	22,305,638
Automotive	10,916,840	—	—	—	(221,551)	—	10,695,289
Cloud Computing	9,999,998	—	—	—	—	—	9,999,998
Consumer Electronics	4,000,000	500,000	—	—	—	—	4,500,000
Medical Devices	15,986,250	3,000,000	—	—	1,827,640	—	20,813,890
Mobile Computing	9,999,997	—	—	—	—	—	9,999,997
Semiconductor Equipment	18,682,483	—	—	—	(91,342)	—	18,591,141
Asset Derivatives
Equity Contracts	567,900	—	—	—	(9,207)	—	558,693
Convertible Notes
Consumer Electronics	500,000	100,000	—	—	—	—	600,000
Intellectual Property	5,250,000	—	—	—	—	—	5,250,000
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$132,696,696	$7,194,997	$—	$—	$3,301,574	$—	$143,193,267

(1)	The net change in unrealized depreciation from Level 3 instruments held as of March 31, 2015 was $3,301,574.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2015:

	FAIR VALUE AT 3/31/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Intellectual Property	$5.3M	Market Comparable Companies	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	1.3x - 1.5x 56.06% 1.37% 0.0% - 33.4%
Direct venture capital investments: Automotive	$10.7M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	64.02% 0.89% 0.0%
Direct venture capital investments: Consumer Electronics	$16.4M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	47.67% - 64.29% 0.89% - 1.37% 0.0% - 24.0%
Direct venture capital investments: Internet	$2.9M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	57.00% 0.26% 17.5%
Direct venture capital investments: Advanced Materials	$12.6M	Market Comparable Companies Prior Transaction Analysis	EBITDA Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	8.3x - 9.3x 47.75% - 55.51% 1.37% 29.0% - 33.1%
Direct venture capital investments: Semiconductor Equipment	$20.6M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	42.55% 0.89% 0.0%
Direct venture capital investments: Advertising Technology	$22.3M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	53.58% - 63.65% 0.26% - 0.56% 0.0%
Direct venture capital investments: Renewable Energy	$7.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	100.29% 0.56% 39.0%
Direct venture capital investments: Medical Devices	$24.8M	Market Comparable Companies Prior Transaction Analysis	Revenue Multiple Volatility Risk-Free Rate Discount for Lack of Marketability	2.4x - 2.8x 73.87% 1.13% 0.0%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	41.63% 0.56% 0.0%
Direct venture capital investments: Mobile Computing	$10.0M	Prior Transaction Analysis	Volatility Risk-Free Rate Discount for Lack of Marketability	73.03% 0.56% 0.0%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis	Discount for Lack of Marketability	0.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

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

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2011, 2012, and 2013 remain open to federal and state audit. As of December 31, 2014, management has evaluated the application of these provisions to the Company and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the three months ended March 31, 2015.

PURCHASES AND SALES
Purchases of investment securities	$12,738,251
Proceeds from sales and maturities of investment securities	$20,935,883

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2014 through March 31, 2015, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/15	ACQUISITION COST
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	$—	$—	$6,074,440	$6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	12,059,550	13,499,940
IntraOp Medical Corp. Series B Preferred*	—	3,000,000	—	3,000,000	—	—	2,679,900	3,000,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	36,987	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	59,178	3,000,000	3,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/15	ACQUISITION COST
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	$—	9,559,968	$6,000,048
Pivotal Systems, Series B Preferred*	7,942,811	—	—	7,942,811	—	—	6,373,311	4,000,000
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	$2,657,862	2,657,862
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	54,260	2,000,000	2,000,000
QMAT, Preferred Stock Series A*	12,000,240	—	—	12,000,240	—	—	11,441,701	12,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	558,539	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	143,131	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	89,179	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	90,000	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy Investors, Inc. Series A Preferred	15,238,000	—	—	15,238,000	—	—	4,000,000	3,999,999
Vufine, Inc. Series A Preferred*	—	5,000,000	—	5,000,000	—	—	500,000	500,000
Vufine, Inc. Common*	—	750,000	—	750,000	—	—	15,000	15,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	6,925,430	5,999,999
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,769,859	3,375,887

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2015 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/15	ACQUISITION COST
Total Affiliates and Controlled Investments							$77,865,560	$77,706,465
Total Affiliates							$14,695,289	$13,375,885
Total Controlled Investments							$63,170,271	$64,330,580

*	Controlled investment.

As of March 31, 2015, Kevin Landis represents the Company and sits on the board of directors of IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 10.  TENDER OFFER

TENDER OFFER
In connection with our agreement with a shareholder, we agreed to commence an issuer tender offer for up to $20 million of our shares of common stock at a purchase price per share equal to 95% of the Fund’s net asset value per share (“NAV”) as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 (the “Offer”). On December 22, 2014, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the NAV determined on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,468 shares of common stock pursuant to the tender offer.

NOTE 11.  SILICON GENESIS BANKRUPTCY FILING

SILICON GENESIS
On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Company currently is the only secured creditor of Silicon Genesis.

NOTE 12.  SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
The matters discussed in this report, as well as in future oral and written statements by management of the Company, include forward-looking statements based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements related to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments and to achieve certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include, without limitations, statements as to:

●	our future operating results;
●	our business prospects and the prospects of our prospective portfolio companies;
●	the impact of investments that we expect to make;
●	the impact of a protracted decline in the liquidity of the credit markets on our business;
●	our informal relationships with third parties;
●	the expected market for venture capital investments and our addressable market;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	our ability to access the equity market;
●	the ability of our portfolio companies to achieve their objectives;
●	our expected financings and investments;
●	our regulatory structure and tax status;
●	our ability to operate as a business development company and a regulated investment company;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operation of our portfolio companies;
●	the timing, form, and amount of any dividend distributions;
●	impact of fluctuation of interest rates on our business;
●	valuation of any investments in portfolio companies particularly those having no liquid trading market; and
●	our ability to recover unrealized losses.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $187.0 million as of March 31, 2015 as compared to approximately $191.7 million as of December 31, 2014.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Semiconductor Equipment	21.1%	19.0%
Medical Devices	12.9%	9.5%
Advertising Technology	11.6%	9.3%
Consumer Electronics	8.6%	7.7%
Advanced Materials	6.6%	6.0%
Automotive	5.6%	5.2%
Mobile Computing	5.2%	4.8%
Cloud Computing	5.2%	4.8%
Semiconductors	4.0%	5.3%
Renewable Energy	3.7%	2.4%
Communications Equipment	3.6%	3.5%
Intellectual Property	2.7%	2.5%
Software	2.5%	3.9%
Peripherals	1.9%	2.1%
Internet	1.5%	4.5%
Other Electronics	0.8%	0.9%
Other Assets in Excess of Liabilities	2.5%	8.6%
Net Assets	100.0%	100.0%

MATURITY OF PRIVATE COMPANIES IN THE CURRENT PORTFOLIO
The Fund invests in private companies at various stages of maturity. As our portfolio companies mature, they move from the “early (development) stage” to the “middle (revenue) stage” and then to the “late stage.” We expect that this continuous progression may create a pipeline of potential exit opportunities through initial public offerings (IPOs) or acquisitions. Of course, some companies do not progress.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014.

INVESTMENT INCOME
For the three months ended March 31, 2015, we had investment income of $574,418 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

For the three months ended March 31, 2014, we had interest income of $413,209 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation.

The higher level of interest income in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to new convertible/term note investments in IntraOp Medical Corp. and Pivotal Systems.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,289,808 during the three months ended March 31, 2015 and $1,820,646 during the three months ended March 31, 2014.

Significant components of gross operating expenses for the three months ended March 31, 2015, were management fee expense of $1,023,390 and professional fees (audit, legal, and consulting) of $135,074. Significant components of operating expenses for the three months ended March 31, 2014, were management fee expense of $1,291,989 and professional fees (audit, legal, accounting, and consulting) of $400,239.

The lower level of gross operating expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based, and a decrease in professional fees.

NET INVESTMENT LOSS
The net investment income/(loss) was $(1,470,166) for the three months ended March 31, 2015 and $267,550 for the three months ended March 31, 2014.

The greater net investment loss in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to an incentive fee adjustment. Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the three months ended March 31, 2015, we increased our incentive fee accrual by $754,776 due to appreciation of our investments during the quarter. In the three months ended March 31, 2014, we reduced our incentive fee accrual by $1,674,987 due to depreciation of our investments during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended March 31, 2015, and March 31, 2014, is shown below.

Three Months Ended March 31, 2015
Realized gains	$1,320,687
Net change in unrealized appreciation on investments	2,299,884
Net realized and unrealized gains on investments	$3,620,571

As of March 31, 2015
Gross unrealized appreciation on portfolio investments	$14,500,409
Gross unrealized depreciation on portfolio investments	(13,293,690)
Net unrealized appreciation on portfolio investments	$1,206,719

Three Months Ended March 31, 2014
Realized gains	$132
Net change in unrealized appreciation on investments	(8,290,197)
Net realized and unrealized loss on investments	$(8,290,065)

As of March 31, 2014
Gross unrealized appreciation on portfolio investments	$46,252,810
Gross unrealized depreciation on portfolio investments	(15,344,886)
Net unrealized depreciation on portfolio investments	$30,907,924

During the three months ended March 31, 2015, we recognized net realized gains of approximately $1,320,687 from the sale of investments. Realized gains were substantially higher than those in the year-ago period due to no sales of securities during the quarter in 2014.

During the three months ended March 31, 2015, net unrealized appreciation on total investments increased by $2,299,884. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Mattson, Sunrun and IntraOp.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended March 31, 2015, the net increase in net assets resulting from operations totaled $2,150,405 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2015 was $0.28.

For the three months ended March 31, 2014, the net decrease in net assets resulting from operations totaled $8,022,515 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2014 was $(0.88).

The larger increase in net assets resulting from operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, is due primarily to an increase unrealized appreciation from investments, most notably the appreciation of Mattson, Sunrun and IntraOp.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2015, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of securities. Since that date, we have purchased public securities with an aggregate cost of approximately $4.0 million and private securities with an aggregate cost of $3.0 million. Since that date, we have also sold public securities with an aggregate cost of $8.0 million.

On May 8, 2015, the Board of Directors of Firsthand Technology Value Fund, Inc. (“SVVC”) approved the formation of a fully owned subsidiary of SVVC named Firsthand Venture Investors (“FVI”). SVVC will contribute substantially all of its assets to FVI in return for ownership interest in FVI. The transaction is expected to close after the close of business on June 30, 2015. Following the closing of the transaction, SVVC will have all or substantially all of its investment activities conducted through FVI. The Board believes this new structure has the potential to improve the operational and tax efficiency of SVVC.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of March 31, 2015, a portion of the Company’s assets (approximately 3%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2014 in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: May 11, 2015
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer

Dated: May 11, 2015
	By:	/s/ Omar Billawala
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002