Form 10-Q
period 2015-06-30
Firsthand Technology Value Fund, Inc.
filed 2015-08-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2015 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.001 par value per share	7,702,705

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of June 30, 2015 (Unaudited) and December 31, 2014	3
	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2015, and June 30, 2014 and for the Six Months Ended June 30, 2015, and June 30, 2014	4
	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and the Six Months Ended June 30, 2014	5
	Statements of Changes in Net Assets for the Six Months Ended June 30, 2015 (Unaudited) and the Year Ended December 31, 2014	6
	Selected Per Share Data and Ratios for the Six Months Ended June 30, 2015 (Unaudited), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Schedule of Investments (Unaudited) as of June 30, 2015	8
	Notes To Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES		36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF JUNE 30, 2015 (UNAUDITED)	AS OF DECEMBER 31, 2014
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$107,709,535	$118,567,567
Affiliated investments at acquisition cost	15,375,885	13,375,885
Controlled investments at acquisition cost	64,330,580	60,815,580
Total acquisition cost	$187,416,000	$192,759,032
Unaffiliated investments at market value	$106,733,728	$118,830,054
Affiliated investments at market value	17,191,982	14,916,840
Controlled investments at market value	62,096,467	57,918,973
Total market value * (Note 6)	186,022,177	191,665,867
Cash**	3,633,796	69,014,110
Receivable from dividends and interest	3,412,007	2,729,276
Other assets	25,294	29,993
Total Assets	193,093,274	263,439,246
LIABILITIES
Payable for securities purchased	—	38,253,718
Incentive fees payable (Note 4)	2,831,900	13,716,658
Payable to affiliates (Note 4)	971,371	1,294,481
Consulting fee payable	30,500	23,000
Accrued expenses and other payables	261,896	421,318
Total Liabilities	4,095,667	53,709,175
NET ASSETS	$188,997,607	$209,730,071
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,703	$8,562
Paid-in-capital	184,982,547	204,981,680
Accumulated net investment income	3,485,354	5,832,994
Accumulated net realized gain from security transactions, purchased and written options	1,915,826	—
Net unrealized depreciation on investments and warrants transactions	(1,393,823)	(1,093,165)
NET ASSETS	$188,997,607	$209,730,071
Shares of Common Stock outstanding	7,702,705	8,562,173
Net asset value per share (Note 2)	$24.54	$24.49

*	Includes warrants whose primary risk exposure is equity contracts.
**	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 06/30/15 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2015	JUNE 30, 2014	JUNE 30, 2015	JUNE 30, 2014
INVESTMENT INCOME
Unaffiliated dividend income	$68,000	$—	$148,000	$—
Unaffiliated interest	7,681	1,388	15,103	3,572
Affiliated/controlled interest	474,728	466,433	947,463	842,206
Royalty income	—	36,617	14,261	71,869
TOTAL INVESTMENT INCOME	550,409	504,438	1,124,827	917,647
EXPENSES
Investment advisory fees (Note 4)	971,371	1,278,346	1,994,761	2,570,335
Administration fees	30,087	37,219	63,339	70,245
Custody fees	3,673	4,740	8,175	8,672
Transfer agent fees	8,673	9,007	18,015	17,552
Registration and filing fees	5,734	5,773	11,405	11,483
Professional fees	711,361	95,987	846,435	496,226
Printing fees	59,341	58,074	99,810	102,875
Trustees fees	25,000	15,000	50,000	30,000
Settlement fees	—	838,000	—	838,000
Miscellaneous fees	13,723	20,076	26,831	37,480
TOTAL GROSS EXPENSES	1,828,963	2,362,222	3,118,771	4,182,868
Incentive fee adjustments (Note 4)	(401,080)	242,048	353,696	(1,432,939)
TOTAL NET EXPENSES	1,427,883	2,604,270	3,472,467	2,749,929

NET INVESTMENT LOSS	(877,474)	(2,099,832)	(2,347,640)	(1,832,282)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	121,642	—	1,290,832	132
Net realized gains from written option transactions (1)	473,497	—	624,994	—
Net change in unrealized depreciation on investments	(2,603,977)	(2,810,222)	(294,886)	(8,330,700)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	3,435	346,405	(5,772)	(2,423,314)
Net change in unrealized appreciation on purchased options (1)	—	3,324,453	—	3,324,453
Net change in unrealized appreciation on written options (1)	—	24,754	—	24,754
Net Realized and Unrealized Gains (Losses) on Investments	(2,005,403)	885,390	1,615,168	(7,404,675)
Net Decrease In Net Assets Resulting From Operations	$(2,882,877)	$(1,214,442)	$(732,472)	$(9,236,957)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.37)	$(0.13)	$(0.10)	$(1.02)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows (unaudited)

	FOR THE	FOR THE
	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2015	JUNE 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(732,472)	$(9,236,957)

Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(24,176,276)	(35,180,659)
Proceeds from disposition of investments	33,152,358	—
Net purchases from short-term investments	(2,350,000)	—
Net proceeds from written options	624,994	264,754
Net proceeds from purchased options	—	(1,792,932)
Proceeds from litigation claim	7,782	132
Increase in dividends, interest, and reclaims receivable	(682,731)	(586,986)
Decrease in payable for investment purchased	(38,253,718)	—
Increase (decrease) in payable to affiliates	(323,110)	6,315
Decrease in incentive fees payable	(10,884,758)	(1,432,939)
Decrease (increase) in other assets	4,699	(153,121)
Decrease in accrued expenses and other payables	(151,922)	(410,738)
Net realized gain from investments	(1,290,832)	(132)
Net realized gain from written options	(624,994)	—
Net unrealized appreciation (depreciation) from investments, purchased and written options and warrants transactions	300,658	7,404,807
Net cash provided by (used in) operating activities	(45,380,322)	(41,118,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost from shares redeemed	(19,999,992)	—
Net cash provided (used) by financing activities	(19,999,992)	—

Net decrease in cash	(65,380,314)	(41,118,456)
Cash - beginning of period	69,014,110	83,179,168
Cash - end of period	$3,633,796	$42,060,712

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2014
FROM OPERATIONS:
Net investment loss	$(2,347,640)	$(10,777,461)
Net realized gains from security transactions and written and purchased options	1,915,826	67,052,857
Net change in unrealized depreciation on investments, and warrants transactions	(300,658)	(40,291,286)
Net increase (decrease) in net assets from operations	(732,472)	15,984,110

FROM DISTRIBUTIONS
From realized gains on investments	—	(53,158,463)
TOTAL DISTRIBUTIONS	—	(53,158,463)

FROM CAPITAL SHARE TRANSACTIONS
Value of shares repurchased	(19,999,992)	(9,999,991)
Net decrease in net assets from capital share transactions	(19,999,992)	(9,999,991)
TOTAL DECREASE IN NET ASSETS	(20,732,464)	(47,174,344)

NET ASSETS:
Beginning of period	209,730,071	256,904,415
End of period	$188,997,607	$209,730,071
Accumulated Net Investment Income	$3,485,354	$5,832,994

COMMON STOCK ACTIVITY:
Shares repurchased	(859,468)	(509,859)
Net decrease in shares outstanding	(859,468)	(509,859)
Shares outstanding, beginning of period	8,562,173	9,072,032
Shares outstanding, end of period	7,702,705	8,562,173

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.30)		(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	0.35		3.04		7.16		(1.01)	(2.68)
Total from investment operations	0.05		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		(5.86)		(0.32)		—	—
Premiums from shares sold in offerings	—		—		—	(2)	0.38	—
Anti-dilutive effect from capital share transactions	—		0.25		—		—	—
Net asset value at end of period	$24.54		$24.49		$28.32		$22.90	$23.92
Market value at end of period	$12.90		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	0.20	%(A)	12.54%		25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(30.83	)%(A)	4.76%		34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$189.0		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	3.58	%(B)(3)	5.29	%(3)	6.52	%(3)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fees	3.22	%(B)	3.12%		2.67%		2.56%	2.76	%(B)
Ratio of net investment loss to average net assets	(2.42	)%(B)	(4.31)%		(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	13	%(A)	95%		17%		10%	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Less than $0.005 per share.
(3)	Amount includes the incentive fee. For the six months ended June 30, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was 0.36%, 2.17%, and 3.85%, respectively.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments
JUNE 30, 2015 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (5.4%) Consumer Electronics	Common Stock *(1)	2,128,005	$10,108,024	$10,147,668

CLOUDERA, INC. (0.3%) Software	Common Stock *(1)	20,000	580,000	561,778

GILT GROUPE HOLDINGS, INC. (1.7%) Internet	Common Stock *(1)	198,841	4,558,112	3,284,277

HERA SYSTEMS, INC. (0.1%) Aerospace	Convertible Note (1) Matures December 2015 Interest Rate 5%	250,000	250,000	250,000

HIGHTAIL, INC. (5.2%) Cloud Computing	Preferred Stock - Series E *(1)	2,268,602	9,999,998	9,895,869

HIKU LABS, INC. (0.3%) Consumer Electronics	Convertible Note (1) Matures September 2015 Interest Rate 5%	600,000	600,000	600,000

INTEVAC, INC. (0.8%) Other Electronics	Common Stock *	243,883	2,721,734	1,426,716

INTRAOP MEDICAL CORP. (12.6%)	Preferred Stock - Series A-1 *(1)(2)	6,800,000	6,800,000	5,760,552
Medical Devices	Preferred Stock - Series A-2 *(1)(2)	13,500,000	13,499,940	11,436,390
	Term Note (1)(2) Matures February 2016 Interest Rate 8%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2) Matures July 2016 Interest Rate 15%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series B *(1)(2)	3,000,000	3,000,000	2,541,420
				23,738,362

INVENSENSE, INC. (4.0%) Semiconductors	Common Stock *	500,000	8,003,882	7,550,000

MATTSON TECHNOLOGY, INC. (5.8%) Semiconductor Equipment	Common Stock *	3,280,000	8,239,200	10,988,000

NUTANIX, INC. (2.1%) Networking	Preferred Stock - Series A *(1)	227,272	3,999,987	3,999,987

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2015 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (5.1%) Mobile Computing	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$9,652,440

PIVOTAL SYSTEMS CORP. (10.9%)	Preferred Stock - Series C * (1)(2)	2,291,260	2,657,862	2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	7,942,811	4,000,000	6,371,961
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,557,942
	Convertible Note (1)(2) Matures March 2016 Interest Rate 10%	2,000,000	2,000,000	2,000,000
				20,587,765

QMAT, INC. (6.3%) Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	0	562,128
	Preferred Stock - Series A *(1)(2)	12,000,240	12,000,240	11,438,112
				12,000,240

QUALCOMM, INC. (3.3%) Communications Equipment	Common Stock	100,000	7,496,400	6,263,000

ROKU, INC. (0.2%) Consumer Electronics	Common Stock *(1)	250,000	437,500	437,500

SILICON GENESIS CORP. (2.8%) **	Preferred Stock - Series 1-F *(1)(2)	912,453	583,060	0
Intellectual Property	Common Stock Warrants *(1)(2)	37,982	6,678	0
	Common Stock *(1)(2)	921,892	169,045	0
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	0
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	0
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	0
	Term Note (1)(2) Matures December 2016 Interest Rate 12%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)	1,250,000	1,610,753	1,250,000
	Common Stock Warrants *(1)(2)	5,000,000	0	0
	Convertible Note (1)(2)	1,000,000	1,000,000	1,000,000
	Common Stock Warrants *(1)(2)	3,000,000	0	0
				5,250,000

SUNRUN, INC. (4.8%)	Common Stock *(1)	674,820	6,417,495	9,031,791
Renewable Energy

TAPAD, INC. (5.5%)	Preferred Stock - Series B-2 *(1)	492,244	7,149,992	7,149,992
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,187,114
				10,337,106

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
JUNE 30, 2015 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (3.2%)	Preferred Stock - Series A *(1)(3)	15,238,000	$3,999,999	$4,000,000
Consumer Electronics	Convertible Note (1)(3) Matures June 2017 Interest Rate 10%	2,000,000	2,000,000	2,000,000
				6,000,000

TURN INC. (8.0%)	Preferred Stock - Series E *(1)	1,798,562	15,000,007	15,114,396
Advertising Technology

TWITTER, INC. (1.9%)	Common Stock	100,000	4,000,540	3,622,000
Social Networking

UCT COATINGS, INC. (0.2%)	Common Stock Warrants *(1)	136,986	0	0
Advanced Materials	Common Stock *(1)	1,500,000	662,235	434,400
	Common Stock Warrants *(1)	33,001	0	0
	Common Stock Warrants *(1)	2,283	67	0
				434,400

VUFINE. INC. (0.3%)	Preferred Stock - Series A *(1)(2)	5,000,000	500,000	500,000
Consumer Electronics	Common Stock *(1)(2)	750,000	15,000	20,100
				520,100

WESTERN DIGITAL CORP. (1.7%)	Common Stock	40,000	4,484,379	3,136,800
Peripherals

WRIGHTSPEED, INC. (5.9%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	7,276,464
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,915,518
				11,191,982
TOTAL INVESTMENTS
(Cost $187,416,000)
—98.4%				186,022,177

OTHER ASSETS IN EXCESS
OF LIABILITIES — 1.6%				2,975,430

NET ASSETS — 100.0%				$188,997,607

*	Non-income producing security.
**	On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Fund currently is the sole secured creditor of Silicon Genesis.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc. (the “Company”)
Notes to Financial Statements
JUNE 30, 2015 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On June 30, 2015, our financial statements include venture capital investments valued at approximately $153.0 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the “Board” or the “Board of Directors”). Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see Note 6 regarding the fair value of the Company’s investments.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

RESTRICTED SECURITIES. At June 30, 2015, we held $153,035,661 in restricted securities.

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

The Company did not have any written options as of June 30, 2015. The net realized gains/(loss) from written options and the net change in unrealized appreciation (depreciation) on written options for the quarter ended June 30, 2015 can be found on the Statement of Operations.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

The number of option contracts written and the premiums received during the three months ended June 30, 2015 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	8,100	1,384,952
Options closed during period	(1,000)	(98,668)
Options expired during period	(5,032)	(541,326)
Options exercised during period	(2,068)	(744,958)
Options outstanding, end of period	—	$—

The average volume of the Fund’s derivatives during the three months ended June 30, 2015 is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	10,210,252	—

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
JUNE 30, 2015 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2015, accrued incentive fees totaled $2,831,900.

NOTE 5. DEBT

The Company does not currently have any significant outstanding debt obligations (other than normal operating expense accruals).

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

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
JUNE 30, 2015 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2015:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$434,400
Communications Equipment	6,263,000	—	—
Consumer Electronics	—	—	10,605,268
Internet	—	—	3,284,277
Other Electronics	1,426,716	—	—
Peripherals	3,136,800	—	—
Renewable Energy	—	—	9,031,791
Semiconductor Equipment	10,988,000	—	—
Semiconductors	7,550,000	—	—
Social Networking	3,622,000	—	—
Software	—	—	561,778
Total Common Stocks	32,986,516	—	23,917,514
Preferred Stocks
Advanced Materials	—	—	11,438,112
Advertising Technology	—	—	25,451,502
Automotive	—	—	11,191,982
Cloud Computing	—	—	9,895,869
Consumer Electronics	—	—	4,500,000
Medical Devices	—	—	19,738,362
Mobile Computing	—	—	9,652,440
Networking	—	—	3,999,987
Semiconductor Equipment	—	—	18,587,765
Total Preferred Stocks	—	—	114,456,019
Asset Derivatives *
Equity Contracts	—	—	562,128
Total Asset Derivatives	—	—	562,128
Convertible Notes
Aerospace	—	—	250,000
Consumer Electronics	—	—	2,600,000
Intellectual Property	—	—	5,250,000
Medical Devices	—	—	4,000,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	14,100,000
Total	$32,986,516	$—	$153,035,661

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the quarter. There were no transfers between Levels 1 and 2 as of June 30, 2015.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)
Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/14	NET PURCHASES	NET SALES	NET REALIZED GAINS	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/15
Common Stocks
Advanced Materials	$607,650	$—	$—	$—	$(173,250)	$—	$434,400
Consumer Electronics	11,820,642	452,500	—	—	(1,667,874)	—	10,605,268
Internet	2,547,272	—	—	—	737,005	—	3,284,277
Renewable Energy	5,061,960	—	—	—	3,969,831	—	9,031,791
Software	—	580,000	—	—	(18,222)	—	561,778
Preferred Stocks
Advanced Materials	11,432,476	—	—	—	5,636	—	11,438,112
Advertising Technology	19,323,228	5,999,995	—	—	128,279	—	25,451,502
Automotive	10,916,840	—	—	—	275,142	—	11,191,982
Cloud Computing	9,999,998	—	—	—	(104,129)	—	9,895,869
Consumer Electronics	4,000,000	500,000	—	—	—	—	4,500,000
Medical Devices	15,986,250	3,000,000	—	—	752,112	—	19,738,362
Mobile Computing	9,999,997	—	—	—	(347,557)	—	9,652,440
Networking	—	3,999,987	—	—	—	—	3,999,987
Semiconductor Equipment	18,682,483	—	—	—	(94,718)	—	18,587,765
Asset Derivatives
Equity Contracts	567,900	—	—	—	(5,772)	—	562,128
Convertible Notes
Aerospace	—	250,000	—	—	—	—	250,000
Consumer Electronics	500,000	2,100,000	—	—	—	—	2,600,000
Intellectual Property	5,250,000	—	—	—	—	—	5,250,000
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$132,696,696	$16,882,482	$—	$—	$3,456,483	$—	$153,035,661

(1)	The net change in unrealized depreciation from Level 3 instruments held as of June 30, 2015 was $3,456,483.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2015:

	FAIR VALUE AT 6/30/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$12.4M	Market Comparable Companies	EBITDA Multiple	5.6x - 7.7x
		Prior Transaction Analysis	Revenue Multiple	0.9x - 1.3x
			Volatility	47.49% - 54.68%
			Risk-Free Rate	1.62%
			Discount for Lack of Marketability	28.5% - 32.3%
Direct venture capital investments: Advertising Technology	$25.5M	Market Comparable Companies	Revenue Multiple	0.7x
		Prior Transaction Analysis	Volatility	53.59%
			Risk-Free Rate	0.64%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Aerospace	$0.2M	Prior Transaction Analysis	Discount for Lack of Marketability	0.0%
Direct venture capital investments: Automotive	$11.2M	Prior Transaction Analysis	Volatility	63.92%
			Risk-Free Rate	1.00%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Cloud Computing	$9.9M	Prior Transaction Analysis	Volatility	39.63%
			Risk-Free Rate	0.27%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Consumer Electronics	$17.7M	Prior Transaction Analysis	Volatility	45.94% - 61.73%
			Risk-Free Rate	0.27% - 1.62%
			Discount for Lack of Marketability	0.0% - 28.6%
Direct venture capital investments: Intellectual Property	$5.3M	Market Comparable Companies	Revenue Multiple	1.0x - 1.3x
			Volatility	47.38%
			Risk-Free Rate	0.11%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Internet	$3.3M	Prior Transaction Analysis	Volatility	43.38%
			Risk-Free Rate	0.27%
			Discount for Lack of Marketability	13.4%
Direct venture capital investments: Medical Devices	$23.7M	Market Comparable Companies	Revenue Multiple	2.0x - 2.4x
			Volatility	75.05%
		Prior Transaction Analysis	Risk-Free Rate	1.31%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Mobile Computing	$9.6M	Market Comparable Companies	Revenue Multiple	1.4x - 1.8x
			Volatility	80.09%
		Prior Transaction Analysis	Risk-Free Rate	0.64%
			Discount for Lack of Marketability	0.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

	FAIR VALUE AT 6/30/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Networking	$4.0M	Prior Transaction Analysis	Volatility	26.44%
			Risk-Free Rate	0.27%
			Discount for Lack of Marketability	8.2%
Direct venture capital investments: Renewable Energy	$9.0M	Prior Transaction Analysis	Volatility	75.75%
			Risk-Free Rate	0.01%
			Discount for Lack of Marketability	11.8%
Direct venture capital investments: Semiconductor Equipment	$20.6M	Prior Transaction Analysis	Volatility	41.36%
			Risk-Free Rate	1.00%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis	Volatility	57.10%
			Risk-Free Rate	0.28%
			Discount for Lack of Marketability	0.0%

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

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the three months ended June 30, 2015.

PURCHASES AND SALES
Purchases of investment securities	$24,176,276
Proceeds from sales and maturities of investment securities	$33,152,358

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

NOTE 9. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2014 through June 30, 2015, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/15	ACQUISITION COST
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	$—	$—	$5,760,552	$6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	11,436,390	13,499,940
IntraOp Medical Corp. Series B Preferred*	—	3,000,000	—	3,000,000	—	—	2,541,420	3,000,000
IntraOp Medical Corp. Term Note*	1,000,000	—	—	1,000,000	—	74,384	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	3,000,000	—	—	3,000,000	—	119,014	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	9,557,942	6,000,048
Pivotal Systems, Series B Preferred*	7,942,811	—	—	7,942,811	—	—	6,371,961	4,000,000
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,657,862	2,657,862
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	109,123	2,000,000	2,000,000
QMAT, Preferred Stock Series A*	12,000,240	—	—	12,000,240	—	—	11,438,112	12,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	562,128	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	290,141	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	180,776	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	169,581	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
JUNE 30, 2015 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/15	ACQUISITION COST
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	$—	$—	$—	$109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy Investors, Inc. Convertible Note	—	2,000,000	—	2,000,000	—	4,444	2,000,000	2,000,000
Telepathy Investors, Inc. Series A Preferred	15,238,000	—	—	15,238,000	—	—	4,000,000	3,999,999
Vufine, Inc. Series A Preferred*	—	5,000,000	—	5,000,000	—	—	500,000	500,000
Vufine, Inc. Common*	—	750,000	—	750,000	—	—	20,100	15,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,276,464	5,999,999
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,915,518	3,375,887
Total Affiliates and Controlled Investments							$79,288,449	$79,706,465
Total Affiliates							$17,191,982	$15,375,885
Total Controlled Investments							$62,096,467	$64,330,580

*	Controlled investment.

As of June 30, 2015, Kevin Landis represents the Company and sits on the board of directors of IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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
JUNE 30, 2015 (UNAUDITED)

NOTE 11. SILICON GENESIS BANKRUPTCY FILING

SILICON GENESIS
On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Company currently is the only secured creditor of Silicon Genesis.

NOTE 12. SUBSEQUENT EVENTS
On May 8, 2015, the Board of Directors of Firsthand Technology Value Fund, Inc. (“SVVC”) approved the formation of a fully owned subsidiary of SVVC named Firsthand Venture Investors (“FVI”). SVVC will contribute substantially all of its assets to FVI in return for ownership interest in FVI. The transaction was completed on July 1, 2015. Following the closing of the transaction, SVVC will have all or substantially all of its investment activities conducted through FVI. The Board believes this new structure has the potential to improve the operational and tax efficiency of SVVC.

On August 4, 2015, Sunrun completed the initial public offering of its common stock, at a price of $14.00 per share. The company’s stock began trading under the symbol “RUN” on August 5, 2015.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $186.0 million as of June 30, 2015 as compared to approximately $191.7 million as of December 31, 2014.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Semiconductor Equipment	16.7%	19.0%
Advertising Technology	13.5%	9.3%
Medical Devices	12.6%	9.5%
Consumer Electronics	9.4%	7.7%
Advanced Materials	6.5%	6.0%
Automotive	5.9%	5.2%
Cloud Computing	5.2%	4.8%
Mobile Computing	5.1%	4.8%
Renewable Energy	4.8%	2.4%
Semiconductors	4.0%	5.3%
Communications Equipment	3.3%	3.5%
Intellectual Property	2.8%	2.5%
Networking	2.1%	0.0%
Social networking	1.9%	0.0%
Peripherals	1.7%	2.1%
Internet	1.7%	4.5%
Other Electronics	0.8%	0.9%
Software	0.3%	3.9%
Aerospace	0.1%	0.0%
Other Assets in Excess of Liabilities	1.6%	8.6%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014.

INVESTMENT INCOME
For the three months ended June 30, 2015, we had investment income of $550,409 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems, and IntraOp Medical Corp.

For the three months ended June 30, 2014, we had interest income of $504,438 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation and IntraOp Medical Corp.

The higher level of interest income in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due to new convertible note investments in IntraOp Medical Corp. and Pivotal Systems.

OPERATING EXPENSES

Gross operating expenses totaled approximately $1,828,963 during the three months ended June 30, 2015 and $2,362,222 during the three months ended June 30, 2014.

Significant components of gross operating expenses for the three months ended June 30, 2015, were management fee expense of $971,371, and professional fees (audit, legal, and consulting) of $711,361. Significant components of operating expenses for the three months ended June 30, 2014, were management fee expense of $1,278,346, settlement fees expense of $838,000 and professional fees (audit, legal, and consulting) of $95,987.

The lower level of gross operating expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily attributable to fees associated with the settlement of our proxy contest in the three months ended June 30, 2014 and a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $877,474 for the three months ended June 30, 2015 and $2,099,832 for the three months ended June 30, 2014.

The lesser net investment loss in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to fees associated with the settlement of our proxy contest in the three months ended June 30, 2014 and an incentive fee adjustment. Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the three months ended June 30, 2015, we decreased our incentive fee accrual by $401,080 due to depreciation of our investments during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended June 30, 2015, and June 30, 2014, is shown below.

Three Months Ended June 30, 2015
Realized gains	$595,139
Net change in unrealized appreciation on investments	(2,600,542)
Net realized and unrealized loss on investments	$(2,005,403)

As of June 30, 2015
Gross unrealized appreciation on portfolio investments	$14,017,439
Gross unrealized depreciation on portfolio investments	(15,411,262)
Net unrealized depreciation on portfolio investments	$(1,393,823)

Three Months Ended June 30, 2014
Realized gains	$0
Net change in unrealized appreciation on investments	885,390
Net realized and unrealized gain on investments	$885,390

As of June 30, 2014
Gross unrealized appreciation on portfolio investments	$50,972,251
Gross unrealized depreciation on portfolio investments	(19,203,691)
Net unrealized appreciation on portfolio investments	$31,768,560

During the three months ended June 30, 2015, we recognized net realized gains of $595,139. Realized gains were higher than those in the year-ago period due to no sales of securities during the three months ended June 30, 2014.

During the three months ended June 30, 2015, net unrealized appreciation on total investments decreased by $2,600,542. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Mattson and Aliphcom.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended June 30, 2015, the net decrease in net assets resulting from operations totaled $2,882,877 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2015 was $(0.37).

For the three months ended June 30, 2014, the net decrease in net assets resulting from operations totaled $1,214,442 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2014 was $(0.13).

The larger decrease in net assets resulting from operations for the three months ended June 30, 2015 as compared to the increase in net assets resulting from operations for the three months ended June 30, 2014, is due primarily to a slower growth in our unrealized appreciation on investments.

The following information is a comparison for the six months ended June 30, 2015, and the six months ended June 30, 2014.

INVESTMENT INCOME
For the six months ended June 30, 2015, we had investment income of $1,124,827 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

For the six months ended June 30, 2014, we had investment income of $917,647 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation and IntraOp Medical Corp.

The higher level of interest income in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due primarily to new convertible note investments in IntraOp Medical Corp. and Pivotal Systems.

OPERATING EXPENSES
Gross operating expenses totaled approximately $3,118,771 during the six months ended June 30, 2015 and $4,182,868 during the six months ended June 30, 2014.

Significant components of gross operating expenses for the six months ended June 30, 2015, were management fee expense of $1,994,761 and professional fees (audit, legal, and consulting) of $846,435. Significant components of operating expenses for the six months ended June 30, 2014, were management fee expense of $2,570,335, settlement fees expense of $838,000 and professional fees (audit, legal, and consulting) of $496,226.

The lower level of gross operating expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily attributable to fees associated with the settlement of our proxy contest in the six months ended June 30, 2014 and an decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $2,347,640 for the six months ended June 30, 2015 and $1,832,282 for the six months ended June 30, 2014.

The higher net investment loss in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to an incentive fee adjustment. Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the six months ended June 30, 2015, we increased our incentive fee accrual by $353,696 due to gains realized on our investments during the six months ended June 30, 2015.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the six month periods ended June 30, 2015, and June 30, 2014, is shown below.

Six Months Ended June 30, 2015
Realized gains	$1,915,826
Net change in unrealized appreciation on investments	(300,658)
Net realized and unrealized gains on investments	$1,615,168

As of June 30, 2015
Gross unrealized appreciation on portfolio investments	$14,017,439
Gross unrealized depreciation on portfolio investments	(15,411,262)
Net unrealized appreciation on portfolio investments	$(1,393,823)

Six Months Ended June 30, 2014
Realized gains	$132
Net change in unrealized depreciation on investments	(7,404,807)
Net realized and unrealized gain on investments	$(7,404,675)

As of June 30, 2014
Gross unrealized appreciation on portfolio investments	$50,972,251
Gross unrealized depreciation on portfolio investments	(19,203,691)
Net unrealized depreciation on portfolio investments	$31,768,560

During the six months ended June 30, 2015, we recognized net realized gains of $1,915,826 from the sale of investments. Realized gains were substantially higher than those in the year-ago period because there were no sales of investments during the six months ended June 30, 2014.

During the six months ended June 30, 2015, net unrealized appreciation on total investments decreased by $300,658. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Aliphcom.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the six months ended June 30, 2015, the net decrease in net assets resulting from operations totaled $732,472 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2015 was $(0.10).

For the six months ended June 30, 2014, the net decrease in net assets resulting from operations totaled $9,236,957 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2014 was $(1.02).

The lesser decrease in net assets resulting from operations for the six months ended June 30, 2015 as compared to the increase in net assets resulting from operations for the six months ended June 30, 2014, is due primarily to the realized gain from investments, most notably Workday and Arm Holdings.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2015, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased private securities with an aggregate cost of approximately $300,000 and sold public securities with an aggregate value of approximately $3.5 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of June 30, 2015, a portion of the Company’s assets (approximately 2%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: August 10, 2015
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer

Dated: August 10, 2015
	By:	/s/ Omar Billawala
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002