Form 10-Q
period 2015-09-30
Firsthand Technology Value Fund, Inc.
filed 2015-11-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2015 or

[ ]	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Exact Name of Registrant as Specified in Charter)

MARYLAND	27-3008946
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

150 Almaden Boulevard, Suite 1250
San Jose, California	95113
(Address of Principal Executive Offices)	(Zip Code)

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes                   [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, $0.001 par value per share	7,702,705

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of September 30, 2015 (Unaudited) (Consolidated) and December 31, 2014	3
	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2015 (Consolidated), and September 30, 2014 and for the Nine Months Ended September 30, 2015 (Consolidated), and September 30, 2014	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2015 (Unaudited) (Consolidated) and the Year Ended December 31, 2014	5
	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2015 (Unaudited) (Consolidated) and the Year Ended December 31, 2014	6
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2015 (Unaudited) (Consolidated), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Schedule of Investments (Unaudited) as of September 30, 2015 (Consolidated)	8
	Notes To Financial Statements (Unaudited) (Consolidated)	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES		36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2015 (UNAUDITED)***	AS OF DECEMBER 31, 2014
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$97,213,290	$118,567,567
Affiliated investments at acquisition cost	17,034,881	13,375,885
Controlled investments at acquisition cost	68,652,060	60,815,580
Total acquisition cost	$182,900,231	$192,759,032
Unaffiliated investments at market value	$84,323,114	$118,830,054
Affiliated investments at market value	18,900,352	14,916,840
Controlled investments at market value	68,243,414	57,918,973
Total market value* (Note 6)	171,466,880	191,665,867
Cash**	1,129,375	69,014,110
Receivable for securities sold	2,657,611	—
Receivable from dividends and interest	3,044,940	2,729,276
Other assets	261,218	29,993
Total Assets	178,560,024	263,439,246
LIABILITIES
Payable for securities purchased	—	38,253,718
Incentive fees payable (Note 4)	78,890	13,716,658
Payable to affiliates (Note 4)	936,770	1,294,481
Consulting fee payable	27,000	23,000
Accrued expenses and other payables	220,662	421,318
Total Liabilities	1,263,322	53,709,175
NET ASSETS	$177,296,702	$209,730,071
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,703	$8,562
Paid-in-capital	184,982,547	204,981,680
Accumulated net investment income	5,549,498	5,832,994
Accumulated net realized loss from security transactions, purchased and written options	(1,809,695)	—
Net unrealized depreciation on investments and warrants transactions	(11,433,351)	(1,093,165)
NET ASSETS	$177,296,702	$209,730,071
Shares of Common Stock outstanding	7,702,705	8,562,173
Net asset value per share (Note 2)	$23.02	$24.49

*	Includes warrants whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 09/30/15 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

***	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPT 30, 2015*	SEPT 30, 2014	SEPT 30, 2015*	SEPT 30, 2014
INVESTMENT INCOME
Unaffiliated dividend income	$—	$—	$148,000	$—
Unaffiliated interest	32,723	1,461	47,826	5,033
Affiliated/controlled interest	490,928	523,058	1,438,391	1,365,264
Royalty income	—	351,327	14,261	423,196
TOTAL INVESTMENT INCOME	523,651	875,846	1,648,478	1,793,493
EXPENSES
Investment advisory fees (Note 4)	936,770	1,358,816	2,931,531	3,929,151
Administration fees	43,900	35,287	107,239	105,532
Custody fees	2,251	5,110	10,426	13,782
Transfer agent fees	8,384	9,132	26,399	26,684
Registration and filing fees	5,798	9,725	17,203	21,208
Professional fees	110,614	155,463	957,049	651,689
Printing fees	50,136	136,713	149,946	239,588
Trustees fees	25,000	15,000	75,000	45,000
Settlement fees	—	—	—	838,000
Miscellaneous fees	29,664	13,067	56,495	50,547
TOTAL GROSS EXPENSES	1,212,517	1,738,313	4,331,288	5,921,181
Incentive fee adjustments (Note 4)	(2,753,010)	5,659,108	(2,399,314)	4,226,169
TOTAL NET EXPENSES	(1,540,493)	7,397,421	1,931,974	10,147,350
NET INVESTMENT INCOME (LOSS)	2,064,144	(6,521,575)	(283,496)	(8,353,857)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Non-affiliated and other assets	(3,725,521)	26,779,485	(2,434,689)	26,779,617
Net realized gains from purchased option transactions(1)	—	15,290,438	—	15,290,438
Net realized gains from written option transactions (1)	—	54,928	624,994	54,928
Net change in unrealized depreciation on investments	(10,093,234)	(9,092,761)	(10,388,120)	(17,423,461)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	53,706	4,786	47,934	(2,418,528)
Net change in unrealized depreciation on purchased options (1)	—	(4,794,453)	—	(1,470,000)
Net change in unrealized appreciation on written options (1)	—	45,257	—	70,011
Net Realized and Unrealized Gains (Losses) on Investments	(13,765,049)	28,287,680	(12,149,881)	20,883,005
Net Increase (Decrease) In Net Assets Resulting From Operations	$(11,700,905)	$21,766,105	$(12,433,377)	$12,529,148
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.49)	$2.40	$(1.59)	$1.38

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.
*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)*	FOR THE YEAR ENDED DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(12,433,377)	$15,984,110

Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(38,491,828)	(181,556,214)
Proceeds from disposition of investments	47,408,157	181,754,896
Net purchases from short-term investments	(1,500,000)	(500,000)
Net proceeds from written options	624,994	1,964,401
Net proceeds from purchased options	—	15,290,438
Proceeds from litigation claim	7,783	18,013
Increase in dividends, interest, and reclaims receivable	(315,664)	(876,157)
Increase in receivable for investment sold	(2,657,611)	—
Increase (decrease) in payable for investment purchased	(38,253,718)	38,253,718
Increase (decrease) in payable to affiliates	(357,711)	22,450
Increase (decrease) in incentive fees payable	(13,637,768)	5,405,459
Decrease (increase) in other assets	(231,225)	1,945
Decrease in accrued expenses and other payables	(196,656)	(8,092)
Net realized (gain) loss from investments	2,434,689	(65,088,456)
Net realized gain from written options	(624,994)	(1,964,401)
Net unrealized depreciation from investments, other assets, and warrants transactions	10,340,186	40,291,286
Net cash provided by (used in) operating activities	(47,884,743)	48,993,396

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares redeemed	(19,999,992)	(9,999,991)
Distributions paid from realized capital gains	—	(53,158,463)
Net cash used by financing activities	(19,999,992)	(63,158,454)

Net decrease in cash	(67,884,735)	(14,165,058)
Cash - beginning of period	69,014,110	83,179,168
Cash - end of period	$1,129,375	$69,014,110

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)*	FOR THE YEAR ENDED DECEMBER 31, 2014
FROM OPERATIONS:
Net investment loss	$(283,496)	$(10,777,461)
Net realized gains (losses) from security transactions and written options and warrants transactions	(1,809,695)	67,052,857
Net change in unrealized depreciation on investments and warrants transactions	(10,340,186)	(40,291,286)
Net increase (decrease) in net assets from operations	(12,433,377)	15,984,110

FROM DISTRIBUTIONS:
From realized gains on investments	—	(53,158,463)
TOTAL DISTRIBUTIONS	—	(53,158,463)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	(19,999,992)	(9,999,991)
Net decrease in net assets from capital share transactions	(19,999,992)	(9,999,991)
TOTAL DECREASE IN NET ASSETS	(32,433,369)	(47,174,344)

NET ASSETS:
Beginning of period	209,730,071	256,904,415
End of period	$177,296,702	$209,730,071
Accumulated Net Investment Income	$5,549,498	$5,832,994

COMMON STOCK ACTIVITY:
Shares repurchased	(859,468)	(509,859)
Net decrease in shares outstanding	(859,468)	(509,859)
Shares outstanding, beginning of period	8,562,173	9,072,032
Shares outstanding, end of period	7,702,705	8,562,173

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment income (loss)	(0.04	)(2)	(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(1.55)		3.04		7.16		(1.01)	(2.68)
Total from investment operations	(1.59)		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		(5.86)		(0.32)		—	—

Premiums from shares sold in offerings	—		—		—	(3)	0.38	—

Anti-dilutive effect from capital share transactions	0.12		0.25		—		—	—
Net asset value at end of period	$23.02		$24.49		$28.32		$22.90	$23.92

Market value at end of period	$8.51		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(6.0	)%(A)	12.54%		25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(54.37	)%(A)	4.76%		34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$177.3		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	1.35	%(B)(4)	5.29	%(4)	6.52	%(4)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fees	3.03	%(B)	3.12%		2.67%		2.56%	2.76	%(B)
Ratio of net investment increase (loss) to average net assets	(0.20	)%(B)	(4.31)%		(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	21	%(A)	95%		17%		10%	18	%(A)

(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Calculated using average shares outstanding.
(3)	Less than $0.005 per share.
(4)
Amount includes the incentive fee. For the nine months ended September 30, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.68)%, 2.17%, and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.
*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
SEPTEMBER 30, 2015 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (2.8%)	Common Stock *(1)	2,128,005	$10,108,024	$4,921,224
Consumer Electronics

CLOUDERA, INC. (0.3%)	Common Stock *(1)	20,000	580,000	580,000
Software

GILT GROUPE	Common Stock *(1)	198,841	4,558,112	3,180,740
HOLDINGS, INC. (1.8%)
Internet

HERA SYSTEMS, INC. (1.1%)	Preferred Stock - Series A (1)	3,642,324	2,000,000	2,000,000
Aerospace

HIGHTAIL, INC. (5.6%)	Preferred Stock - Series E *(1)	2,268,602	9,999,998	9,999,998
Cloud Computing

HIKU LABS, INC. (1.3%)	Preferred Stock - Series A (1)	3,280,191	2,124,074	2,280,061
Consumer Electronics

INTEVAC, INC. (0.6%)	Common Stock *	243,883	2,721,734	1,121,862
Other Electronics

INTRAOP MEDICAL CORP. (15.0%)	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	22,655,879
Medical Devices	Term Note (1)(2) Matures February 2016 Interest Rate 8%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2) Matures July 2016 Interest Rate 15%	1,000,000	1,000,000	1,000,000
				26,655,879

INVENSENSE, INC. (2.6%)	Common Stock *	500,000	8,003,882	4,645,000
Semiconductors

MATTSON TECHNOLOGY, INC. (4.3%)	Common Stock *	3,280,000	8,239,200	7,642,400
Semiconductor Equipment

NUTANIX, INC. (2.5%)	Preferred Stock - Series A *(1)	227,272	3,999,987	4,463,122
Networking
See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2015 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (5.4%)	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$9,615,632
Mobile Computing

PIVOTAL SYSTEMS CORP. (12.9%)	Preferred Stock - Series C * (1)(2)	2,291,260	2,657,862	2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	10,538,419
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,610,007
				22,806,288

PURE STORAGE, INC. (0.1%)	Common Stock - Class B * (1)	14,000	336,000	238,000
Computer Storage

QMAT, INC. (7.1%) Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	0	615,800
	Preferred Stock - Series A *(1)(2)	12,000,240	12,000,240	12,000,240
				12,616,040

ROKU, INC. (1.3%)	Common Stock *(1)	1,500,000	2,312,500	2,250,000
Consumer Electronics

SILICON GENESIS CORP. (2.6%) **	Preferred Stock - Series 1-F *(1)(2)	912,453	583,060	0
Intellectual Property	Common Stock Warrants *(1)(2)	37,982	6,678	0
	Common Stock *(1)(2)	921,892	169,045	0
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	0
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	0
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	0
	Term Note (1)(2) Matures December 2016 Interest Rate 12%	3,000,000	3,000,000	2,653,447
	Convertible Note (1)(2)	1,250,000	1,610,753	1,105,603
	Common Stock Warrants *(1)(2)	5,000,000	0	0
	Convertible Note (1)(2)	1,000,000	1,000,000	884,482
	Common Stock Warrants *(1)(2)	3,000,000	0	0
				4,643,532

SUNRUN, INC. (3.4%)	Common Stock *(1)	674,820	6,417,495	5,948,201
Renewable Energy

TAPAD, INC. (5.8%)	Preferred Stock - Series B-2 *(1)	492,244	7,149,992	7,149,992
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,188,374
				10,338,366
See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2015 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (3.4%)	Preferred Stock - Series A *(1)(3)	15,238,000	$3,999,999	$4,000,000
Consumer Electronics	Convertible Note (1)(3) Matures June 2017 Interest Rate 10%	2,000,000	2,000,000	2,000,000
				6,000,000

TURN INC. (8.4%)	Preferred Stock - Series E *(1)	1,798,562	15,000,007	14,804,324
Advertising Technology

UCT COATINGS, INC. (0.2%)	Common Stock Warrants *(1)	136,986	0	27
Advanced Materials	Common Stock *(1)	1,500,000	662,235	294,150
	Common Stock Warrants *(1)	2,283	67	0
	Common Stock Warrants *(1)	33,001	0	7
				294,184

VUFINE. INC. (0.9%)	Preferred Stock - Series A *(1)(2)	15,000,000	1,500,000	1,500,000
Consumer Electronics	Common Stock *(1)(2)	750,000	15,000	21,675
				1,521,675

WRIGHTSPEED, INC. (7.3%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	7,320,003
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,921,353
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,658,996
				12,900,352
TOTAL INVESTMENTS
(Cost $182,900,231)
—96.7%				171,466,880

OTHER ASSETS IN EXCESS
OF LIABILITIES — 3.3%				5,829,822

NET ASSETS — 100.0%				$177,296,702

*	Non-income producing security.
**	On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Fund currently is the sole secured creditor of Silicon Genesis.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company's Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.
See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.  (the "Company")
Consolidated Notes to Financial Statements
SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc. (the "Company," "us," "our," and "we") is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").  The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18th, 2011.  Under normal circumstances, the Company will invest at least 80% of its net assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the "cleantech" sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our total assets in privately held companies and in public companies with market capitalizations of less than $250 million.  Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above).  These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company's capital base. The Company's shares are listed on the NASDAQ Global Market under the symbol "SVVC."

CONSOLIDATION OF SUBSIDIARY- FIRSTHAND VENTURE INVESTORS. On May 8, 2015, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of the Company named Firsthand Venture Investors ("FVI"), a California general partnership formed on March 30, 2015.  After the closing of business on June 30, 2015, the Company contributed substantially all of its assets to FVI in return for a controlling general partner ownership interest in FVI.  The transaction was completed July 1, 2015.  Under this new structure, we will have all or substantially all of our investment activities conducted through our fully owned subsidiary, FVI.  As a result, the financial statements of the Company and FVI are presented in the report on a consolidated basis.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company's financial statements included in this report:

USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS.  Interim financial statements are condensed and should be read in conjunction with the Company's latest annual financial statements. Interim disclosures generally do not repeat those of the annual statements.

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On September 30, 2015, our financial statements include venture capital investments valued at approximately $152.1 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board of Directors of the Company (the "Board" or the "Board of Directors").  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see Note 6 regarding the fair value of the Company's investments.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

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

RESTRICTED SECURITIES.  At September 30, 2015, the Company held $158,057,618 in restricted securities.

INCOME RECOGNITION.  Dividend income is recorded on the ex-dividend date.  Interest income is accrued as earned.  Discounts and premiums on securities purchased are amortized over the lives of the respective securities.  Other non-cash dividends are recognized as investment income at the fair value of the property received.  When debt securities are determined to be non-income producing and non-collectible, the Company ceases accruing interest and writes off  any previously accrued interest.  These write-offs are recorded as a debit to interest income.

SHARE VALUATION.  The net asset value ("NAV")  per share of the Company is calculated by dividing the sum of the value of the securities held by the Company, plus cash or other assets, minus all liabilities (including estimated accrued expenses), by the total number of shares outstanding of the Company, rounded to the nearest cent.

REALIZED GAIN OR LOSS AND UNREALIZED APPRECIATION OR DEPRECIATION OF PORTFOLIO INVESTMENTS. A realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

INCOME TAXES.  As we intend to continue to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

The Company did not have any written options as of September 30, 2015. The net realized gains/(loss) from written options and the net change in unrealized appreciation (depreciation) on written options for the quarter ended September 30, 2015 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the nine months ended September 30, 2015 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	8,100	1,384,952
Options closed during period	(1,000)	(98,668)
Options expired during period	(5,032)	(541,326)
Options exercised during period	(2,068)	(744,958)
Options outstanding, end of period	—	$—

The average volume of the Fund's derivatives during the nine months ended September 30, 2015 is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	10,336,038	613

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

Because there is typically no public or readily-ascertainable market for our interests in the small privately-held companies in which we invest, the valuation of those securities is determined in good faith by the Valuation Committee, comprised of all members of the Board who are not "interested persons" of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed.  Any changes in valuation are recorded in our Statement of Operations as "Net increase (decrease) in unrealized appreciation on investments."  Changes in valuation of any of our investments in privately-held companies from one period to another may be volatile.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

The Board may, from time to time, engage an independent valuation firm to provide it with valuation assistance with respect to certain of our portfolio investments.  The Company intends to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of select portfolio investments each quarter unless directed by the Board to cancel such valuation services.  The scope of the services rendered by an independent valuation firm is at the discretion of the Board.  The Board is ultimately and solely responsible for determining the fair value of the Company's investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board has approved a multi-step valuation process to be followed each quarter, as described below:

(1)
each quarter the valuation process begins with each portfolio company or investment being initially valued by the Valuation Committee of the Advisor (as defined below) (the "Adviser Valuation Committee") or the independent valuation firm;

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

NOTE 4.  INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the "Investment Management Agreement") with Firsthand Capital Management, Inc. ("FCM" or the "Adviser"), pursuant to which the Company will pay FCM a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

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

Instead of an incentive fee paid by the Company under the Investment Management Agreement with respect to investments held by FVI, FVI allocates 20% of its taxable income annually (or upon termination of the Investment Management Agreement) to a subsidiary of FCM, subject to the achievement of performance benchmarks.  That allocation is limited to the amount FCM would have received if the Company were to pay an incentive fee directly to FCM with respect to assets held by FVI, is based on an inception date of April 15, 2011, and equals 20% of FVI's and the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, but determined as of December 31, 2015, for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception.  As of September 30, 2015, the estimated and accrued allocation of taxable income by FVI totaled $78,890.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 5.  DEBT

On June 29, 2015, the Company entered into a Loan Agreement with FVI, a California general partnership.   FVI is a fully owned subsidiary of the Company.  The Company loaned a principal sum of $10,000 to FVI pursuant to a loan agreement, and the Company holds a promissory note from FVI evidencing that obligation.   As of September 30, 2015, the committed amount, and amount outstanding, under the Loan Agreement was $10,000.  The annualized interest rate of 2.5% will be applied on any unpaid principal balance. The cash received by the Company and the note payable balance on FVI's records has been consolidated and eliminated on the consolidated financial statements presented herein.

NOTE 6. FAIR VALUE

Securities traded on, or quoted by, the NASDAQ Stock Market, Inc. ("NASDAQ") are valued according to the NASDAQ official closing price. Securities traded on other stock exchanges, including the New York Stock Exchange ("NYSE"), are valued at their last reported sale price as of the close of trading of that exchange (normally 4:00 P.M. Eastern Time for the NYSE). If a security is not traded that day, the security will be valued at its most recent bid price.

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

The Valuation Committee of the Board is responsible for determining the valuation of the Company's assets within the guidelines established by the Board of Directors.  The Valuation Committee of the Board receives information and recommendations from the Adviser and an independent valuation firm.

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

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

-	Asset-Based Approach (A): The asset-based approach examines the value of a company's assets net of its liabilities to derive a value for the equity holders.

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

Level 3 -
Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Company's own assumptions about the assumptions a market participant would use in valuing the asset or liability based on the best information available.

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company's net assets as of September 30, 2015:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$294,150
Consumer Electronics	—	—	7,192,899
Computer Storage	—	—	238,000
Internet	—	—	3,180,740
Other Electronics	1,121,862	—	—
Renewable Energy	—	—	5,948,201
Semiconductor Equipment	7,642,400	—	—
Semiconductors	4,645,000	—	—
Software	—	—	580,000
Total Common Stocks	13,409,262	—	17,433,990
Preferred Stocks
Advanced Materials	—	—	12,000,240
Advertising Technology	—	—	25,142,690
Automotive	—	—	12,900,352
Aerospace	—	—	2,000,000
Cloud Computing	—	—	9,999,998
Consumer Electronics	—	—	7,780,061
Medical Devices	—	—	22,655,879
Mobile Computing	—	—	9,615,632
Networking	—	—	4,463,122
Semiconductor Equipment	—	—	22,806,288
Total Preferred Stocks	—	—	129,364,262
Asset Derivatives *
Equity Contracts	—	—	615,834
Total Asset Derivatives	—	—	615,834
Convertible Notes
Consumer Electronics	—	—	2,000,000
Intellectual Property	—	—	4,643,532
Medical Devices	—	—	4,000,000
Total Convertible Notes	—	—	10,643,532
Total	$13,409,262	$—	$158,057,618

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of September 30, 2015.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIRVALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/14	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/15
Common Stocks
Advanced Materials	$607,650	$—	$—	$—	$(313,500)	$—	$294,150
Computer Storage	—	336,000	—	—	(98,000)	—	238,000
Consumer Electronics	11,820,642	452,500	—	—	(5,080,243)	—	7,192,899
Internet	2,547,272	—	—	—	633,468	—	3,180,740
Renewable Energy	5,061,960	—	—	—	886,241	—	5,948,201
Software	—	580,000	—	—	—	—	580,000
Preferred Stocks
Advanced Materials	11,432,476	—	—	—	567,764	—	12,000,240
Advertising Technology	19,323,228	5,999,995	—	—	(180,533)	—	25,142,690
Automotive	10,916,840	1,358,998	—	—	624,514	—	12,900,352
Aerospace	—	2,000,000	—	—	—	—	2,000,000
Cloud Computing	9,999,998	—	—	—	—	—	9,999,998
Consumer Electronics	4,000,000	1,500,000	—	—	2,280,061	—	7,780,061
Medical Devices	15,986,250	26,299,939	(20,299,940)	—	669,630	—	22,655,879
Mobile Computing	9,999,997	—	—	—	(384,365)	—	9,615,632
Networking	—	3,999,987	—	—	463,135	—	4,463,122
Semiconductor Equipment	18,682,483	2,321,483	—	—	1,802,322	—	22,806,288
Asset Derivatives
Equity Contracts	567,900	—	—	—	47,934	—	615,834
Convertible Notes
Consumer Electronics	500,000	2,100,000	(1,200,000)	—	600,000	—	2,000,000
Intellectual Property	5,250,000	—	—	—	(606,468)	—	4,643,532
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	(2,000,000)	—	—	—	—
Total	$132,696,696	$46,948,902	$(23,499,940)	$—	$1,911,960	$—	$158,057,618

(1)	The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2015 was $1,911,960.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)
The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2015:

	FAIR VALUE AT 9/30/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$12.9M	Market Comparable Companies Prior Transaction Analysis	EBITDA Multiple	4.7x - 6.2x
			Revenue Multiple	0.8x - 1.0x
			Volatility	53.77% - 58.03%
			Risk-Free Rate	1.37%
			Discount for Lack of Marketability	32.2% - 34.4%
Direct venture capital investments: Advertising Technology	$25.1M	Market Comparable Companies Prior Transaction Analysis	Revenue Multiple	0.7x
			Volatility	53.84% - 61.76%%
			Risk-Free Rate	0.64%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Aerospace	$2.0M	Prior Transaction Analysis	Discount for Lack of Marketability	0.0%
Direct venture capital investments: Automotive	$12.9M	Prior Transaction Analysis	Volatility	65.88%
			Risk-Free Rate	0.92%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Volatility	36.99%
			Risk-Free Rate	0.33%
			Discount for Lack of Marketability	11.4%
Direct venture capital investments: Computer Storage	$0.2M	Prior Transaction Analysis	Discount for Lack of Marketability	0.0%
Direct venture capital investments: Consumer Electronics	$17.0M	Prior Transaction Analysis	Volatility	45.24% 62.18%
			Risk-Free Rate	0.33% 1.37%
			Discount for Lack of Marketability	0.0% 29.3%
Direct venture capital investments: Intellectual Property	$4.6M	Market Comparable Companies	Volatility	55.47%
			Risk-Free Rate	1.37%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Internet	$3.2M	Prior Transaction Analysis	Volatility	68.76%
			Risk-Free Rate	0.33%
			Discount for Lack of Marketability	20.9%
Direct venture capital investments: Medical Devices	$26.7M	Market Comparable Companies Prior Transaction Analysis	Volatility	75.05%
			Risk-Free Rate	1.15%
			Discount for Lack of Marketability	0.0%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

	FAIR VALUE AT 9/30/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Mobile Computing	$9.6M	Market Comparable Companies Prior Transaction Analysis	Volatility	71.55%
			Risk-Free Rate	0.64%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Networking	$4.5M	Prior Transaction Analysis	Volatility	28.99%
			Risk-Free Rate	0.33%
			Discount for Lack of Marketability	9.0%
Direct venture capital investments: Renewable Energy	$6.0M	Prior Transaction Analysis	Discount for Lack of Marketability	15.0%
Direct venture capital investments: Semiconductor Equipment	$22.8M	Prior Transaction Analysis	Volatility	42.74%
			Risk-Free Rate	0.92%
			Discount for Lack of Marketability	0.0%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis	Volatility	62.23%
			Risk-Free Rate	0.33%
			Discount for Lack of Marketability	19.0%
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
The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. The Company's engaging in investment activities through FVI does not, in our view, jeopardize the Company's ability to continue to qualify as a RIC under the Code.
The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2012, 2013, and 2014 remain open to federal and state audit. As of December 31, 2014, management has evaluated the application of these provisions to the Company and has determined that no provision for income tax is required in the Company's financial statements for uncertain tax provisions.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the nine months ended September 30, 2015.

PURCHASES AND SALES
Purchases of investment securities	$38,491,828
Proceeds from sales and maturities of investment securities	$47,408,157

NOTE 9.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company's outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company's outstanding voting shares as a controlled investment of the Company. A summary of the Company's investments in affiliates and controlled investments for the period from December 31, 2014 through September 30, 2015, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ CONVERSION	SALES/ MATURITY/ CONVERSION	BALANCE AT 9/30/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/15	ACQUISITION COST
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	(6,800,000)	—	$—	$—	$—	$—
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	(13,500,000)	—	—	—	—	—
IntraOp Medical Corp. Series B Preferred*	—	3,000,000	(3,000,000)	—	—	—	—	—
IntraOp Medical Corp. Series C Preferred*	—	26,856,187	—	26,856,187	—	—	22,655,879	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	112,615	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	179,507	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	9,610,007	6,000,048
Pivotal Systems, Series B Preferred*	7,942,811	5,122,425	—	13,065,236	—	—	10,538,419	6,321,482
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,657,862	2,657,862
Pivotal Systems, Convertible Note*	2,000,000	—	(2,000,000)	—	—	109,123	—	—
QMAT, Preferred Stock Series A*	12,000,240	—	—	12,000,240	—	—	12,000,240	12,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	615,800	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/15	ACQUISITION COST
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	$438,630	$1,105,603	$1,610,753
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	273,379	884,482	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	269,581	2,653,447	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	$—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy Investors, Inc. Convertible Note	—	2,000,000	—	2,000,000	—	55,556	2,000,000	2,000,000
Telepathy Investors, Inc. Series A Preferred	15,238,000	—	—	15,238,000	—	—	4,000,000	3,999,999
Vufine, Inc. Series A Preferred*	—	15,000,000	—	15,000,000	—	—	1,500,000	1,500,000
Vufine, Inc. Common*	—	750,000	—	750,000	—	—	21,675	15,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,320,003	5,999,999
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,921,353	3,375,887
Wrightspeed, Inc. Series E Preferred	—	450,814	—	450,814	—	—	1,658,996	1,658,996
Total Affiliates and Controlled Investments							$87,143,766	$85,686,941
Total Affiliates							$18,900,352	$17,034,881
Total Controlled Investments							$68,243,414	$68,652,060

*	Controlled investment.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2015 (UNAUDITED)

As of September 30, 2015, Kevin Landis represents the Company and sits on the board of directors of Hera, Inc.; Hiku Labs, Inc.; IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 10.  TENDER OFFER

TENDER OFFER
In connection with our agreement with a shareholder, we agreed to commence an issuer tender offer for up to $20 million of our shares of common stock at a purchase price per share equal to 95% of the Fund's net asset value per share ("NAV") as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 (the "Offer"). On December 22, 2014, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the NAV determined on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,468 shares of common stock pursuant to the tender offer.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
The matters discussed in this report, as well as in future oral and written statements by management of the Company, include forward-looking statements based on current management expectations that involve substantial  risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements related to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments and to achieve certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include, without limitations, statements as to:

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this prospectus.  In addition to historical information, the following discussion and other parts of this prospectus contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under "Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.

OVERVIEW

We are an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. FCM serves as our investment adviser and manages the investment process on a daily basis.

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equity-related investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80% of our net assets for investment purposes in technology companies.  We consider technology companies to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or in the "cleantech" sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we invest at least 70% of our total assets in privately held companies and public companies with market capitalizations of less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $171.5 million as of September 30, 2015 as compared to approximately $191.7 million as of December 31, 2014.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Semiconductor Equipment	17.2%	19.0%
Medical Devices	15.0%	9.5%
Advertising Technology	14.2%	9.3%
Consumer Electronics	9.7%	7.7%
Advanced Materials	7.3%	6.0%
Automotive	7.3%	5.2%
Cloud Computing	5.6%	4.8%
Mobile Computing	5.4%	4.8%
Renewable Energy	3.4%	2.4%
Semiconductors	2.6%	5.3%
Intellectual Property	2.6%	2.5%
Networking	2.5%	0.0%
Internet	1.8%	4.5%
Aerospace	1.1%	0.0%
Other Electronics	0.6%	0.9%
Software	0.3%	3.9%
Computer Storage	0.1%	0.0%
Communications Equipment	0.0%	3.5%
Peripherals	0.0%	2.1%
Other Assets in Excess of Liabilities	3.3%	8.6%
Net Assets	100.0%	100.0%

MATURITY OF PRIVATE COMPANIES IN THE CURRENT PORTFOLIO
The Fund invests in private companies at various stages of maturity. As our portfolio companies mature, they move from the "early (development) stage" to the "middle (revenue) stage" and then to the "late stage." We expect that this continuous progression may create a pipeline of potential exit opportunities through initial public offerings (IPOs) or acquisitions. Of course, some companies do not progress.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014.

INVESTMENT INCOME
For the three months ended September 30, 2015, we had investment income of $523,651 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical and Pivotal.

For the three months ended September 30, 2014, we had interest income of $875,846 primarily attributable to interest accrued and royalty income on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical, Pivotal and Wrightspeed.

The lower level of interest income in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to a significant decrease in the royalty income from Silicon Genesis Corp.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,212,517 during the three months ended September 30, 2015 and $1,738,313 during the three months ended September 30, 2014.

Significant components of gross operating expenses for the three months ended September 30, 2015, were management fee expense of $936,770 and professional fees (audit, legal, accounting, and consulting) of $110,614.   Significant components of gross operating expenses for the three months ended September 30, 2014, were management fee expense of $1,358,816 and professional fees (audit, legal, accounting, and consulting) of $155,463.

The lower level of gross operating expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
Net investment income was $2,064,144 for the three months ended September 30, 2015 versus a net investment loss of $6,521,575 for the three months ended September 30, 2014.

The greater net investment income in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to the incentive fee adjustment.  For each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the three months ended September 30, 2015, we decreased our incentive fee accrual by $2,753,010 due to depreciation of our investments and realized gains during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended September 30, 2015, and September 30, 2014, is shown below.

Three Months Ended September 30, 2015
Realized loss	$(3,725,521)
Net change in unrealized depreciation on investments	(10,039,528)
Net realized and unrealized losses on investments	$(13,765,049)

As of September 30, 2015
Gross unrealized appreciation on portfolio investments	$11,122,387
Gross unrealized depreciation on portfolio investments	(22,555,738)
Net unrealized depreciation on portfolio investments	$(11,433,351)

Three Months Ended September 30, 2014
Realized gains	$42,124,851
Net change in unrealized appreciation on investments	(13,837,171)
Net realized and unrealized gain on investments	$28,287,680

As of September 30, 2014
Gross unrealized appreciation on portfolio investments	$37,984,639
Gross unrealized depreciation on portfolio investments	(20,098,507)
Net unrealized appreciation on portfolio investments	$17,886,132

During the three months ended September 30, 2015, we recognized net realized losses of approximately $3,725,521 from the sale of investments. Realized losses were substantially higher than those in the year-ago period due to the sale of our Twitter, Qualcom and Western Digital Corp investments.

During the three months ended September 30, 2015, net unrealized depreciation on total investments increased by $10,039,528. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the quarter is due primarily to the decrease in valuation to our Mattson, Aliphcom, Sunrun and Invensense investments.

During the three months ended September 30, 2014, we recognized net realized gains of approximately $42,124,851, mainly from the sale of Facebook common stock.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended September 30, 2015, the net decrease in net assets resulting from operations totaled $11,700,905 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2015 was ($1.49).

For the three months ended September 30, 2014, the net increase in net assets resulting from operations totaled $21,766,105 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2014 was $2.40.

The larger decrease in net assets resulting from operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, is due primarily to an increase in realized losses from investment transactions, most notably the sale of Qualcom, Western Digital and Twitter securities.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

INVESTMENT INCOME
For the nine months ended September 30, 2015, we had investment income of $1,648,478 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical and Pivotal.

For the nine months ended September 30, 2014, we had investment income of $1,793,493 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical, Pivotal and Wrightspeed.

The lower level of interest income in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, was due to a significant decrease in the royalty income from Silicon Genesis Corp.

OPERATING EXPENSES
Gross operating expenses totaled approximately $4,331,288 during the nine months ended September 30, 2015 and $5,921,181 during the nine months ended September 30, 2014.

Significant components of operating expenses for the nine months ended September 30, 2015, were management fee expense of $2,931,531, and professional fees (audit, legal, accounting, and consulting) of $957,049.  Significant components of operating expenses for the nine months ended September 30, 2014, were management fee expense of $3,929,151, settlement fee expense of $838,000 and professional fees (audit, legal, accounting, and consulting) of $651,689.

The lower level of operating expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is primarily attributable to fees associated with the decrease in our total assets, on which the investment advisory fees are based and the absence of proxy-related settlement fees in 2015.

NET INVESTMENT LOSS
Net investment loss was $283,496 for the nine months ended September 30, 2015 and $8,353,857 for the nine months ended September 30, 2014.

The lesser net investment loss in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to the incentive fee adjustment.  For each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the nine months ended September 30, 2015, we decreased our incentive fee accrual by $2,399,314 due to depreciation of our investments during the period. We increased our incentive fee accrual by $4,226,169 for the nine months ended September 30, 2014 due to appreciation of our investment during the nine months.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2015, and September 30, 2014, is shown below.

Nine Months Ended September 30, 2015
Realized losses	$($1,809,695)
Net change in unrealized depreciation on investments	$(10,340,186)
Net realized and unrealized loss on investments	$(12,149,881)

As of September 30, 2015
Gross unrealized appreciation on portfolio investments	$11,122,387
Gross unrealized depreciation on portfolio investments	(22,555,738)
Net unrealized appreciation on portfolio investments	$(11,433,351)

Nine Months Ended September 30, 2014
Realized gains	$42,124,983
Net change in unrealized depreciation on investments	(21,241,978)
Net realized and unrealized gain on investments	$20,883,005

As of September 30, 2014
Gross unrealized appreciation on portfolio investments	$37,984,639
Gross unrealized depreciation on portfolio investments	(20,098,507)
Net unrealized depreciation on portfolio investments	$17,886,132

During the nine months ended September 30, 2015, we recognized net realized losses of approximately $1,809,695 from the sale of securities. During the nine months ended September 30, 2014, we recognized net realized gains of approximately $42,124,983 from the sale of securities. Realized losses were substantially higher than those during the nine months ended September 30, 2014 due to the sale of our Twitter, Qualcom and Western Digital Corp investments.

During the nine months ended September 30, 2015, net unrealized depreciation on total investments increased by $10,340,186 compared to a decrease of $21,241,978 in unrealized appreciation on the total investments during the nine months ended September 30, 2014. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily the result of a decrease in the valuation of our Mattson and Aliphcom holdings for the nine months ended September 30, 2015.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes. The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the nine months ended September 30, 2015, the net decrease in net assets resulting from operations totaled $12,433,377 and for the nine months ended September 30, 2014, the net increase in net assets resulting from operations totaled $12,529,148. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2015 was ($1.59) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2014 was $1.38. The greater decrease in net assets for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2015, was due primarily to the increase in unrealized and realized gains from Facebook and Twitter for the nine months ended September 30, 2014 as opposed to realized losses from the sale of Twitter, Qualcom and Western Digital for the nine months ended September 30, 2015.

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

Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid equity and equity derivatives of securities of venture capital stage technology companies. Under written procedures established by our board of directors, securities traded on stock exchanges, or quoted by NASDAQ, are valued according to the NASDAQ Stock Market, Inc. ("NASDAQ") official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange ("NYSE") (normally 4:00 P.M. Eastern Time). If a security is not traded that day, the security will be valued at its most recent bid price. Securities traded in the over-the-counter market, but not quoted by NASDAQ, are valued at the last sale price (or, if the last sale price is not readily available, at the most recent closing bid price as quoted by brokers that make markets in the securities) at the close of trading on the NYSE. Securities traded both in the over-the-counter market and on a stock exchange are valued according to the broadest and most representative market. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). In addition, a large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors. Our board of directors may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities. The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2015, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $2.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's  business activities contain elements of risk.  We consider the principal types of market risk to be valuation risk and small company investment risk.

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

PRIVATELY PLACED SMALL COMPANIES RISK
The Company invests in small companies, and its investments in these companies are considered speculative in nature. The Company's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities.  As a result, the Company is subject to risk of loss which may prevent our shareholders from achieving price appreciation, dividend distributions and return of capital.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: November 9, 2015
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer

Dated: November 9, 2015
	By:	/s/ Omar Billawala
Omar Billawala Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002