Form 10-K
period 2015-12-31
Firsthand Technology Value Fund, Inc.
filed 2016-03-15
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]   No   [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2015 was approximately $57 million (computed using the closing price of $8.17 per share of Common Stock on December 31, 2015, as reported by the NASDAQ Global Market).

As of March 15, 2016, Firsthand Technology Value Fund had 7,702,705 shares of common stock, par value $0.001 per share, outstanding.

DEAR FELLOW SHAREHOLDERS

A year ago in this space I discussed the profitable exits from Facebook  and Twitter that SVVC achieved in 2014. By comparison, 2015 was relatively quiet. I’m disappointed to report that the Fund’s net asset value declined by 6.94% during the year, accompanied by a steep (56.19%) decline in our market price. See pages 40-50 of the Annual Report for the Fund’s detailed financial information.

While two of our companies, Sunrun and Pure Storage, completed IPOs during the year, our pre-IPO shares were subject to a lock-up throughout 2015. For SVVC, 2015 is perhaps best described as a re-loading year, as we re-deployed the capital that came back into the Fund as a result of the liquidation of our Facebook and Twitter investments.

A SPARK FROM LATE-STAGE COMPANIES
As a result of our Facebook and Twitter exits in late 2014, the portfolio had less exposure to late-stage private companies in early 2015 than we were comfortable with. Generally, we strive to maintain a diversified portfolio of early-, middle-, and late-stage companies in order to achieve exits on a consistent basis. In order to increase our exposure to late-stage companies, we made new investments in Cloudera, Nutanix, Pure Storage, and Roku during 2015. In addition to the Sunrun  and Pure Storage IPOs already mentioned, Nutanix has filed its Form S-1 in preparation to go public.

Roku’s video streaming devices continue to lead the market in the United States. Research firm Park Associates reported during the year that Roku was not only the best-selling video streaming device in the U.S., but the most-used device in the category as well. More recently, Roku announced that more than one million Roku-powered smart TVs have been sold in the U.S. since entering the market in 2014. The company recently completed another round of private funding, which we hope will set the stage for an IPO in the not-too-distant future.

Mattson Technologies announced late in the year that it has entered into a definitive agreement to merge with Beijing E-town Dragon Semiconductor Industry Investment Center (“E-town Dragon”). Under the agreement, E-town Dragon will acquire all of the outstanding shares of Mattson for $3.80 per share in cash. The transaction is subject to approval by Mattson’s stockholders, and is expected to close in the first quarter of 2016.

Some of our late-stage companies struggled during the year as well. Since going public in August 2015, Sunrun has experienced dramatic volatility in its stock, trading in a range from $6.36 to $14.95 per share in its first 6 months as a public company. Although the company’s installations and revenues continue to grow at a healthy pace, uncertainty surrounding both energy costs and the regulatory environment continue to haunt the stock.

Pure Storage has also had a rough ride in the stock market since going public in October 2015. After a lackluster IPO, in which the stock closed below its IPO price on its first day of trading, the company’s stock recovered after Dell’s acquisition of EMC was announced. Later, it suffered following an earnings miss by competitor Nimble Storage, before bouncing back with Pure Storage’s earnings beat.

Finally, it has been reported that Jawbone (a.k.a., Aliphcom) laid off 15% of its workforce in Q4 2015. In an increasingly crowded wearables market, Jawbone appears to be struggling to keep pace with competitors including Fitbit, Garmin, and Apple.

MILESTONES FOR MIDDLE-STAGE COMPANIES
A number of our middle-stage companies achieved public recognition in 2015. Pivotal Systems and Phunware were both named to Red Herring’s list of the Top 100 private companies in North America in June. Pivotal was later named one of Inc. Magazine’s Top 500 fastest-growing private companies, posting three-year revenue growth of 1,522%.

Advertising technology company Tapad continued to report significant growth. Annual revenue increased 70% in 2015 and the company announced during the year that revenues for its cross-device video business had grown 300% year-over-year, and now make up 20% of Tapad’s total revenues. In the fourth quarter alone, the company’s video revenues grew 91% on a quarter-over-quarter basis. We are pleased to report that in February 2016, Tapad announced that it is being acquired by Norwegian telecom company Telenor for $360 million in cash. As I write this, we anticipate a healthy realized gain if this proposed transaction closes on the announced terms.

After a management change and aggressive cost-cutting efforts in 2014, Hightail has reported that it is now profitable. New CEO (and co-founder) Ranjith Kumaran led the company away from the commodity file-sharing market inhabited by Box, Dropbox, Amazon, and Google. Instead, Kumaran has re-focused the company on the creative professional market segment, and its latest service offering, Hightail Spaces, reflects that focus. The goal of Hightail Spaces is to replace e-mail as the collaboration app of choice for visual files.

CONTINUED ON INSIDE BACK COVER

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2016 are incorporated by reference in Part III of this Form 10-K.

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

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equityrelated investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80 percent of our total assets for investment purposes in technology companies. We consider technology companies to be those companies that derive at least 50 percent of their revenues from products and/or services within the information technology sector and in the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we invest at least 70 percent of our assets in privately held companies and public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
•	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;
•	Foreign securities;
•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
•	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2015.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
AliphCom, Inc.	Consumer Electronics	$4,090,238
Cloudera, Inc.	Software	557,216
Gilt Groupe Holdings, Inc.	Internet	333,317
Hera Systems, Inc.	Aerospace	2,000,000
Hightail, Inc.	Cloud Computing	9,999,998
Hiku Labs, Inc.	Consumer Electronics	2,280,060
Intevac, Inc.[2]	Other Electronics	1,148,688
IntraOp Medical Corp.	Medical Devices	26,655,879
InvenSense, Inc. [2]	Semiconductors	4,092,000
Mattson Technology, Inc.[2]	Semiconductor Equipment	11,578,400
Nutanix, Inc.	Networking	4,772,712
Phunware, Inc.	Mobile Computing	7,110,747
Pivotal Systems Corp.	Semiconductor Equipment	23,370,825
Pure Storage, Inc.	Computer Storage	185,283
QMAT, Inc.	Advanced Materials	14,642,840
Roku, Inc.	Consumer Electronics	2,059,350
Silicon Genesis Corp.	Intellectual Property	3,630,383
Sunrun, Inc.	Renewable Energy	7,148,368
Tapad, Inc.	Advertising Technology	10,411,039
Telepathy Investors, Inc.	Consumer Electronics	5,658,644
Turn Inc.	Advertising Technology	14,297,669
UCT Coatings, Inc.	Advanced Materials	203,901
Vufine, Inc.	Consumer Electronics	1,522,275
Wrightspeed, Inc.	Automotive	12,928,943

[1]
Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2015. For public companies, the figure represents the market value of our securities on December 31, 2015, less any discount due to resale restriction on the security.

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

DEBT OBLIGATIONS
We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2015, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

•	Advanced Materials
•	Advertising Technology
•	Automotive
•	Biofuels
•	Cloud Computing
•	Computer Hardware
•	Computer Peripherals
•	Computer Software
•	Electronic Components
•	Energy Efficiency
•	Fuel Cells
•	Medical Devices
•	Mobile Computing
•	Semiconductors
•	Social Networking
•	Solar Photovoltaics
•	Solid-state Lighting
•	Telecommunications
•	Water Purification
•	Wearable Technology
•	Wind-Generated Electricity

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.
We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2015 were approximately $176 million.

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

ANY FAILURE ON OUR PART TO MAINTAIN OUR STATUS AS A BUSINESS DEVELOPMENT COMPANY WOULD REDUCE OUR OPERATING FLEXIBILITY.
If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and increase our cost of doing business. Furthermore, any failure to comply with the require-

ments imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to claims of private litigants.

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

Most members of the board of directors of the Company are also trustees of the Board of Trustees of Firsthand Funds. Of the four directors of the Company, Messrs. Landis, Burglin, and Lee all serve as both directors for the Company and trustees for Firsthand Funds. Mr. Yee and Mr. Petredis are the only directors of the Company who are not also trustees of Firsthand Funds. The Company believes such a commonality of the board brings continuity of oversight and allows the board of the Company to maintain the institutional knowledge and experience of overseeing illiquid securities and their pricing methods.

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

2015 Quarter Ending	Low	High
March 31	$13.70	$18.76
June 30	$12.90	$15.34
September 30	$8.51	$12.97
December 31	$7.01	$8.60

SHAREHOLDERS

As of February 29, 2016, there were approximately 1,900 shareholders of record and approximately 17,000 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2015.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2015.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2015.

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

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2015*	AS OF DECEMBER 31, 2014
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$93,589,422	$118,567,567
Affiliated investments at acquisition cost	11,034,882	13,375,885
Controlled investments at acquisition cost	78,652,059	60,815,580
Total acquisition cost	$183,276,363	$192,759,032
Unaffiliated investments at market value	$80,268,986	$118,830,054
Affiliated investments at market value	12,928,943	14,916,840
Controlled investments at market value	77,480,846	57,918,973
Total market value ** (Note 6)	170,678,775	191,665,867
Cash***	767,286	69,014,110
Escrow cash	1,000,000	—
Receivable from dividends and interest	3,436,726	2,729,276
Other assets	786,468	29,993
Total Assets	176,669,255	263,439,246

LIABILITIES
Payable for securities purchased	—	38,253,718
Incentive fees payable (Note 4)	—	13,716,658
Payable to affiliates (Note 4)	895,372	1,294,481
Consulting fee payable	29,000	23,000
Accrued expenses and other payables	165,504	421,318
Total Liabilities	1,089,876	53,709,175
NET ASSETS	$175,579,379	$209,730,071

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,703	$8,562
Paid-in-capital	190,538,978	204,981,680
Accumulated net investment income	—	5,832,994
Accumulated net realized gain (loss) from security transactions and purchased and written options	(2,369,714)	—
Net unrealized depreciation on investments and warrants transactions	(12,597,588)	(1,093,165)
NET ASSETS	$175,579,379	$209,730,071

Shares of Common Stock outstanding	7,702,705	8,562,173
Net asset value per share (Note 2)	$22.79	$24.49

*	Consolidated.
**	Includes warrants and purchased options whose primary risk exposure is equity contracts.
***
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/15 was 0.01%. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2015 *	FOR THE YEAR ENDED DECEMBER 31, 2014
INVESTMENT INCOME
Unaffiliated dividend Income	$148,000	$68,000
Unaffiliated interest	21,381	13,423
Affiliated/controlled interest	1,895,384	1,906,121
Royalty income	35,977	444,346
TOTAL INVESTMENT INCOME	2,100,742	2,431,890

EXPENSES
Investment advisory fees (Note 4)	3,826,904	5,223,631
Administration fees	150,861	143,527
Custody fees	15,363	16,825
Transfer agent fees	35,225	34,917
Registration and filing fees	23,000	23,156
Professional fees	668,836	1,077,568
Printing fees	121,631	317,918
Trustees fees	100,000	70,311
Settlement fees	—	838,000
Miscellaneous fees	85,675	58,039
GROSS EXPENSES	5,027,495	7,803,892
Incentive fee adjustment (Note 4)	(2,478,204)	5,405,459
TOTAL NET EXPENSES	2,549,291	13,209,351
NET INVESTMENT LOSS	(448,549)	(10,777,461)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	—	(5,173,500)
Non-affiliated and other assets	(2,822,722)	54,971,518
Net realized gain from purchased options transactions (1)	—	15,290,438
Net realized gains from written option transactions (1)	624,994	1,964,401
Net change in unrealized depreciation on investments	(11,607,974)	(38,082,722)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	103,551	(2,208,564)
Net Realized and Unrealized Gains (Losses) on Investments	(13,702,151)	26,761,571

Net Increase (Decrease) In Net Assets Resulting From Operations	$(14,150,700)	$15,984,110
Net Increase (Decrease) In Net Assets Per Share Resulting from Operations (2)	$(1.82)	$1.77

*	Consolidated.
(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2015 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Semiconductor Equipment	19.9%	19.0%
Medical Devices	15.2%	9.5%
Advertising Technology	14.1%	9.3%
Consumer Electronics	8.9%	7.7%
Advanced Materials	8.4%	6.0%
Automotive	7.4%	5.2%
Cloud Computing	5.7%	4.8%
Intellectual Property	2.0%	2.5%
Renewable Energy	4.1%	2.4%
Mobile Computing	4.1%	4.8%
Networking	2.7%	0.0%

(continued)	December 31, 2015	December 31, 2014
Semiconductor	2.3%	5.3%
Aerospace	1.1%	0.0%
Other Electronics	0.7%	0.9%
Software	0.3%	3.9%
Internet	0.2%	4.5%
Computer Storage	0.1%	0.0%
Communications Equipment	0.0%	3.5%
Peripherals	0.0%	2.1%
Other Assets in Excess of Liabilities	2.8%	8.6%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2015, and December 31, 2014.

INVESTMENT INCOME
For the year ended December 31, 2015, we had investment income of $2,100,742 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

For the year ended December 31, 2014, we had investment income of $2,431,890 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

The lower level of interest income in the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to notes with Pivotal Systems being converted into equity in 2015.

OPERATING EXPENSES
Operating expenses totaled approximately $2,549,291 during the year ended December 31, 2015 and $13,209,351 during the year ended December 31, 2014.

Significant components of operating expenses for the year ended December 31, 2015, were an incentive fee adjustment (which was accrued but is not payable until gains in the portfolio are realized) of $(2,478,204), management fee expense of $3,826,904 and professional fees (audit, legal, accounting, and consulting) of $668,836.  Significant components of operating expenses for the year ended December 31, 2014, were an incentive fee adjustment (which was accrued but is not payable until gains in the portfolio are realized) of $5,405,459, management fee expense of $5,223,631 and professional fees (audit, legal, accounting, and consulting) of $1,077,568.

The lower level of operating expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily attributable to a decrease in our accrued incentive fee, which is a quarterly adjustment based on what the incentive fee would be if the whole portfolio was liquidated.

NET INVESTMENT LOSS
The net investment loss was $448,549 for the year ended December 31, 2015 and $10,777,461 for the year ended December 31, 2014.

The lesser net investment loss in the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to the decrease in an incentive fee which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the years ended December 31, 2015, and December 31, 2014, is shown below.

Year Ended December 31, 2015
Realized losses	$(2,197,728)
Net change in unrealized depreciation on investments	$(11,504,423)
Net realized and unrealized loss on investments	$(13,702,151)

As of December 31, 2015
Gross unrealized appreciation on portfolio investments	$16,224,066
Gross unrealized depreciation on portfolio investments	$(28,821,654)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(12,597,588)

Year Ended December 31, 2014
Realized gains	$67,052,857
Net change in unrealized appreciation on investments	$(40,291,286)
Net realized and unrealized gain on investments	$26,761,571

As of December 31, 2014
Gross unrealized appreciation on portfolio investments	$12,958,786
Gross unrealized depreciation on portfolio investments	$(14,051,951)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(1,093,165)

During the year ended December 31, 2015, we recognized net realized losses of approximately $2,197,728 from the sale of investments. Realized losses were substantially higher as compared to a gain in the year-ago due to the sale of our Facebook and Twitter common stock during the previous year.

During the year ended December 31, 2015, net unrealized depreciation on total investments increased by $11,504,423. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the year is due primarily to the decline in value of our investments, most notably, Gilt Groupe, Aliphcom, Sunrun and Phunware.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the year ended December 31, 2015, net decrease in net assets resulting from operations totaled $14,150,700 and basic and fully diluted net change in net assets per share for the year ended December 31, 2015 was $(1.82).

For the year ended December 31, 2014, net increase in net assets resulting from operations totaled $15,984,110 and basic and fully diluted net change in net assets per share for the year ended December 31, 2014 was $1.77.

The change in net assets resulting from operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014, is due primarily to a decrease in security valuations, most notably, Gilt Groupe, Aliphcom, Sunrun and Phunware.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had investments in public and private securities totaling approximately $170.7 million. Also, at December 31, 2015, we had approximately $0.8 million in cash and $1.0 million in escrowed cash. We primarily invest cash on hand in a money market treasury portfolio. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2015, net assets totaled approximately $175.6 million, with an NAV per share of $22.79. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. December 31, 2015, we had investments in the following private companies:

Aliphcom, Inc.
Aliphcom, Inc. (“Aliphcom”), San Francisco, California, designs and markets consumer electronics products under the Jawbone brand.

At December 31, 2015, our investment in Aliphcom consisted of 2,128,005 shares of common stock with an aggregate market value of approximately $4.1 million.

Cloudera, Inc.
Cloudera, Inc. (“Cloudera”), Palo Alto, CA, develops software that is used to store, process, and analyze extremely large sets of data.

At December 31, 2015, our investment in Cloudera consisted of 20,000 shares of common stock with an aggregate market value of approximately $557 thousand.

Gilt Groupe Holdings, Inc.
Gilt Groupe Holdings, Inc. (“Gilt Groupe”), New York, NY, is a leader in online “flash sales” of designer merchandise at discount prices.

At December 31, 2015, our investment in Gilt Groupe consisted of 198,841 shares of common stock with an aggregate market value of approximately $333 thousand.

Hera Systems, Inc.
Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2015, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock with an aggregate market value of approximately $2.0 million.

Hightail, Inc.
Hightail, Inc. (“Hightail”), Campbell, California, provides services that enable users to share large files via “the cloud” — offsite data storage that users access remotely.

At December 31, 2015, our investments in Hightail consisted of 2,268,602 shares of Series E preferred stock with an aggregate market value of approximately $10.0 million.

Hiku Labs, Inc.
Hiku Labs, Inc. (“Hiku”), San Jose, California, is a developer of software and hardware that allows users to create shopping lists using a handheld scanner and companion smartphone app.

At December 31, 2015, our investments in Hiku consisted of 3,280,191 shares of Series A preferred stock with an aggregate market value of approximately $2.3 million.

IntraOp Medical Corp.
IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2015, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note and a $1,000,000 par value convertible note with a combined aggregate market value of approximately $26.7 million.

Nutanix, Inc.
Nutanix, Inc. (“Nutanix”), San Jose, CA, provides “hyperconverged” data center equipment that merges computing, storage, and networking capabilities in a single piece of equipment.

At December 31, 2015, our investment in Nutanix consisted of 227,272 shares of Series A preferred stock with an aggregate market value of approximately $4.8 million.

Phunware, Inc.
Phunware, Inc. (“Phunware”), Austin, Texas, is a software company that develops tools and services to enable mobile computing applications.

At December 31, 2015, our investments in Phunware consisted of 3,257,328 shares of Series E preferred stock with an aggregate market value of approximately $7.1 million.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”) provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2015, our investment in Pivotal Systems consisted of 11,914,217 shares of Series A preferred stock, 13,065,236 shares of Series B preferred stock, and 2,291,260 shares of Series C preferred stock with a combined fair value of approximately $23.4 million.

Pure Storage, Inc.
Pure Storage, Inc. (“Pure Storage”), Mountain View, CA, is an enterprise data flash storage company.

At December 31, 2015, our investment in Pure Storage consisted of 14,000 shares of Class B common stock with an aggregate market value of approximately $185 thousand.

QMAT, Inc.
QMAT, Inc. (“QMAT”) is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2015, our investment in QMAT consisted of 14,000,240 shares of Series A preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $14.6 million.

Roku, Inc.
Roku, Inc. (“Roku”), Saratoga, CA, makes Internet streaming devices and software that enable consumers to access streaming content on their televisions.

At December 31, 2015, our investment in Roku consisted of 1,500,000 shares of common stock with an aggregate market value of approximately $2.1 million.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2015, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, a $1.25 million par value convertible note, a $1.0 million par value convertible note, a $3.0 million term note, 921,892 shares of common stock, and warrants for 8,037,982 shares of common stock with combined fair value of approximately $3.6 million.

Sunrun, Inc.
Sunrun, Inc. (“Sunrun”), San Francisco, California, is a solar system installer offering “solar-as-a-service” to residential customers in the United States.

At December 31, 2015, our investments in Sunrun consisted of 674,820 shares of common stock with a combined fair value of approximately $7.1 million.

Tapad, Inc.
Tapad, Inc. (“Tapad”), New York, NY, is an advertising technology company that enables digital advertisers to deliver targeted advertisements to users across multiple devices (i.e., desktop, mobile, tablet).

At December 31, 2015, our investments in Tapad consisted of 280,048 shares of Series B-1 preferred stock and 492,244 shares of Series B-2 preferred stock, with a combined fair value of approximately $10.4 million.

Telepathy Investors, Inc.
Telepathy Investors, Inc. (“Telepathy”), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2015, our investment in Telepathy consisted of 15,238,000 shares of Series A preferred stock and a $2,000,000 par value convertible note with a fair value of approximately $5.7 million.

Turn, Inc.
Turn, Inc. (“Turn”), San Francisco, California, is a leading provider of advertising technology for mobile, display, video, and Facebook advertising.

At December 31, 2015, our investment in Turn consisted of 1,798,562 shares of Series E preferred stock with a fair value of approximately $14.3 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2015, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 172,270 shares of common stock, with a combined fair value of approximately $204 thousand.

Vufine, Inc.
Vufine, Inc. (“Vufine”), Sunnyvale, CA, is developing a wearable high-definition display that clips on to existing eyewear.

At December 31, 2015, our investment in Vufine consisted of 15,000,000 shares of Series A preferred stock and 750,000 shares of common stock with an aggregate market value of approximately $1.5 million.

Wrightspeed, Inc.
Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2015, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock, 1,100,978 shares of Series D preferred stock and 450,814 share of Series E preferred stock with a combined fair value of approximately $12.9 million.

PUBLIC INVESTMENTS
At December 31, 2015, we had investments in the following public securities:

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries.

At December 31, 2015, our investment in Intevac consisted of 243,883 shares of common stock with a market value of approximately $1.1 million.

InvenSense, Inc.
InvenSense, Inc. (“InvenSense”), San Jose, California, designs, develops, and markets micro-electro-mechanical system gyroscopes for motion tracking devices in consumer electronics.

At December 31, 2015, our investment in InvenSense consisted of 400,000 shares of common stock with a market value of approximately $4.1 million.

Mattson Technology, Inc.
Mattson Technology, Inc. (“Mattson”), Fremont, California, is a manufacturer of wafer processing equipment used in the production of semiconductors.

At December 31, 2015, our investment in Mattson consisted of 3,280,000 shares of common stock with a fair value of approximately $11.6 million.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized ap-

preciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

SUBSEQUENT EVENTS
Subsequent to the close of the year on December 31, 2015, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased private securities with an aggregate cost of approximately $2.6 million. Since that date, we have sold public securities with an aggregate value of approximately $1.0 million.

On January 7, 2016, Hudson’s Bay Company announced that it had entered into a definitive agreement to purchase Gilt Groupe Holdings, Inc. for $250 million in cash. On February 1, 2016, the company announced that the transaction had been completed. The Fund currently expects to receive approximately $1.7514 per share of common stock it holds, and it may receive additional consideration at a later date if certain conditions are met.

On February 1, 2016, Telenor Group announced that it had entered into a definitive agreement to acquire approximately 95% of Tapad, Inc. for approximately $360 million in cash, subject to certain conditions. The transaction is expected to close prior to the end of first quarter 2016.

On March 10, 2016, Silicon Genesis (“SiGen”) and the Fund closed on a transaction that reorganized SiGen’s existing debt, in connection with the company’s emergence from bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code. The transaction included the conversion of debt instruments held by the Fund into additional preferred stock of SiGen. Concurrently, the Fund also purchased $1 million worth of preferred stock in SiGen.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the accompanying statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the schedule of investments as of December 31, 2015 (consolidated) and 2014, and the related statements of operations, changes in net assets, and cash flows (each statement consolidated for year ended December 31, 2015) for each of the two years in the period then ended, and the financial highlights (consolidated for the year ended December 31, 2015) for each of the four years in the period then ended and for the period April 18, 2011 (inception) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2015 and 2014, by correspondence with the custodian, issuers and brokers or by other appropriate auditing procedures as deemed necessary. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, financial highlights, and schedule of investments referred to above present fairly, in all material respects, the financial position of Firsthand Technology Value Fund, Inc. as of December 31, 2015 (consolidated) and 2014, and the results of its operations, changes in its net assets, and its cash flows (each statement consolidated for the year ended December 31, 2015) for each of the two years in the period then ended, and the financial highlights (consolidated for the year ended December 31, 2015) for each of the four years in the period then ended and the period April 18, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 6, the financial statements include investments valued at $153,859,687 (87.60% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

To the Shareholders and Board of Directors
Firsthand Technology Value Fund, Inc.
Page Two

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of December 31, 2015 (consolidated) and 2014, and the related statements of operations, changes in net assets, cash flows (each statement consolidated for the year ended December 31, 2015) for each of the two years in the period then ended, and financial highlights (consolidated for the year ended December 31, 2015) for each of the four years in the period then ended and the period April 18, 2011 (inception) to December 31, 2011 of the Company and our report dated March 10, 2016 expressed an unqualified opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
March 10, 2016

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities
	AS OF DECEMBER 31, 2015*	AS OF DECEMBER 31, 2014
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$93,589,422	$118,567,567
Affiliated investments at acquisition cost	11,034,882	13,375,885
Controlled investments at acquisition cost	78,652,059	60,815,580
Total acquisition cost	$183,276,363	$192,759,032
Unaffiliated investments at market value	$80,268,986	$118,830,054
Affiliated investments at market value	12,928,943	14,916,840
Controlled investments at market value	77,480,846	57,918,973
Total market value ** (Note 6)	170,678,775	191,665,867
Cash***	767,286	69,014,110
Escrow cash	1,000,000	—
Receivable from dividends and interest	3,436,726	2,729,276
Other assets	786,468	29,993
Total Assets	176,669,255	263,439,246

LIABILITIES
Payable for securities purchased	—	38,253,718
Incentive fees payable (Note 4)	—	13,716,658
Payable to affiliates (Note 4)	895,372	1,294,481
Consulting fee payable	29,000	23,000
Accrued expenses and other payables	165,504	421,318
Total Liabilities	1,089,876	53,709,175
NET ASSETS	$175,579,379	$209,730,071

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,703	$8,562
Paid-in-capital	190,538,978	204,981,680
Accumulated net investment income	—	5,832,994
Accumulated net realized gain (loss) from security transactions and purchased and written options	(2,369,714)	—
Net unrealized depreciation on investments and warrants transactions	(12,597,588)	(1,093,165)
NET ASSETS	$175,579,379	$209,730,071

Shares of Common Stock outstanding	7,702,705	8,562,173
Net asset value per share (Note 2)	$22.79	$24.49

*	Consolidated.
**	Includes warrants whose primary risk exposure is equity contracts.
***
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 12/31/15 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
DECEMBER 31, 2015

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (2.3%)	Common Stock *(1)	2,128,005	$10,108,024	$4,090,238
Consumer Electronics

CLOUDERA, INC. (0.3%)	Common Stock *(1)	20,000	580,000	557,216
Software

GILT GROUPE HOLDINGS, INC. (0.2%)	Common Stock *(1)	198,841	4,558,112	333,317
Internet

HERA SYSTEMS, INC. (1.1%)	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	2,000,000
Aerospace

HIGHTAIL, INC. (5.7%)	Preferred Stock - Series E *(1)	2,268,602	9,999,998	9,999,998
Cloud Computing

HIKU LABS, INC. (1.3%)	Preferred Stock - Series A (1)	3,280,191	2,124,074	2,280,060
Consumer Electronics

INTEVAC, INC. (0.7%)	Common Stock *	243,883	2,721,734	1,148,688
Other Electronics

INTRAOP MEDICAL CORP. (15.2%)	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	22,655,879
Medical Devices	Term Note (1)(2)
	Matures February 2016		3,000,000
	Interest Rate 8%	3,000,000		3,000,000
	Convertible Note (1)(2)
	Matures July 2016		1,000,000
	Interest Rate 15%	1,000,000		1,000,000
				26,655,879

INVENSENSE, INC. (2.3%)	Common Stock *	400,000	6,380,014	4,092,000
Semiconductors

MATTSON TECHNOLOGY, INC. (6.6%)	Common Stock *	3,280,000	8,239,200	11,578,400
Semiconductor Equipment

NUTANIX, INC. (2.7%)	Preferred Stock - Series A *(1)	227,272	3,999,987	4,772,712
Networking

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
DECEMBER 31, 2015
PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (4.1%)	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$7,110,747
Mobile Computing

PIVOTAL SYSTEMS CORP. (13.3%)	Preferred Stock - Series C * (1)(2)	2,291,260	2,657,862	2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	10,833,694
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,879,269
				23,370,825

PURE STORAGE, INC. (0.1%)	Common Stock - Class B *(1)	14,000	336,000	185,283
Computer Storage

QMAT, INC. (8.3%)	Preferred Stock Warrants -
Advanced Materials	Series A *(1)(2)	2,000,000	0	642,600
abc	Preferred Stock - Series A *(1)(2)	14,000,240	14,000,240	14,000,240
				14,642,840

ROKU, INC. (1.2%)	Common Stock *(1)	1,500,000	2,312,500	2,059,350
Consumer Electronics

SILICON GENESIS CORP. (2.0%)
Intellectual Property	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	—
	Common Stock Warrants *(1)(2)	37,982	6,678	—
	Common Stock *(1)(2)	921,892	169,045	—
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	—
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	—
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	—
	Term Note (1)(2)
	December 2016
	Interest Rate 12%	3,000,000	3,000,000	2,074,504
	Convertible Note (1)(2)	1,250,000	1,610,753	864,377
	Convertible Note (1)(2)	1,000,000	1,000,000	691,502
	Common Stock Warrants *(1)(2)	5,000,000	0	—
	Common Stock Warrants *(1)(2)	3,000,000	0	—
				3,630,383

SUNRUN, INC. (4.1%)	Common Stock *(1)	674,820	$6,417,495	$7,148,368
Renewable Energy

TAPAD, INC. (5.9%)	Preferred Stock - Series B-2 *(1)	492,244	7,149,992	7,149,992
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,261,047
				10,411,039

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
DECEMBER 31, 2015

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (3.2%)	Preferred Stock - Series A *(1)(2)	15,238,000	$3,999,999	$3,658,644
Consumer Electronics	Convertible Note (1)(2)
	Matures June 2017
	Interest Rate 10%	2,000,000	2,000,000	2,000,000
				5,658,644

TURN INC. (8.2%)	Preferred Stock - Series E *(1)	1,798,562	15,000,007	14,297,669
Advertising Technology

UCT COATINGS, INC. (0.1%)	Common Stock *(1)	1,500,000	662,235	203,901
Advanced Materials	Common Stock Warrants *(1)	2,283	67	0
				203,901

VUFINE, INC. (0.9%)	Preferred Stock - Series A *(1)(2)	15,000,000	1,500,000	1,500,000
Consumer Electronics	Common Stock *(1)(2)	750,000	15,000	22,275
				1,522,275

WRIGHTSPEED, INC. (7.4%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	7,345,401
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,924,546
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,658,996
				12,928,943
TOTAL INVESTMENTS
(Cost $183,276,363) — 97.2%				170,678,775

OTHER ASSETS IN EXCESS OF LIABILITIES — 2.8%				4,900,604

NET ASSETS — 100.0%				$175,579,379

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

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
Internet

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2014

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (4.8%)	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$9,999,997
Mobile Computing

PIVOTAL SYSTEMS CORP. (9.9%)	Preferred Stock - Series C * (1)(2)	2,291,260	2,657,862	2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	7,942,811	4,000,000	6,409,848
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,614,773
	Convertible Note (1)(2)
	Matures March 2016
	Interest Rate 10%	2,000,000	2,000,000	2,000,000
				20,682,483

QMAT, INC. (5.7%)	Preferred Stock Warrants -
Advanced Materials	Series A *(1)(2)	2,000,000	0	567,764
	Preferred Stock - Series A *(1)(2)	12,000,240	12,000,240	11,432,476
				12,000,240

QUALCOMM, INC. (3.5%)	Common Stock	100,000	7,496,400	7,433,000
Communications Equipment

SILICON GENESIS CORP. (2.5%) **
Intellectual Property	Preferred Stock - Series 1-F *(1)(2)	912,453	583,060	0
	Common Stock Warrants *(1)(2)	37,982	6,678	0
	Common Stock *(1)(2)	921,892	169,045	0
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	0
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	0
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	0
	Term Note (1)(2)
	Matures December 2016
	Interest Rate 12%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)
	Matures December 2014
	Interest Rate 20%	1,250,000	1,610,753	1,250,000
	Common Stock Warrants *(1)(2)	5,000,000	0	0
	Convertible Note (1)(2)
	Matures December 2014
	Interest Rate 20%	1,000,000	1,000,000	1,000,000
	Common Stock Warrants *(1)(2)	3,000,000	0	0
				5,250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Schedule of Investments - continued
DECEMBER 31, 2014

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
SUNRUN, INC. (2.4%)	Common Stock *(1)	674,820	$6,417,495	$5,061,960
Renewable Energy

TAPAD, INC. (2.1%)	Preferred Stock - Series B-2 *(1)	79,172	1,149,997	1,149,997
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,173,224
				4,323,221
TELEPATHY INVESTORS, INC. (1.9%)	Preferred Stock - Series A *(1)(3)	15,238,000	3,999,999	4,000,000
Consumer Electronics

TURN INC. (7.2%)	Preferred Stock - Series E (1)	1,798,562	15,000,007	15,000,007
Advertising Technology

UCT COATINGS, INC. (0.3%)	Common Stock Warrants *(1)	136,986	0	110
Advanced Materials	Common Stock *(1)	1,500,000	662,235	607,650
	Common Stock Warrants *(1)	33,001	0	26
	Common Stock Warrants *(1)	2,283	67	0
				607,786
WESTERN DIGITAL CORP. (2.1%)	Common Stock	40,000	4,484,380	4,428,000
Peripherals

WORKDAY, INC. (3.9%)	Common Stock, Class A *	100,000	8,291,229	8,161,000
Software

WRIGHTSPEED, INC. (5.2%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	7,146,981
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,769,859
				10,916,840
TOTAL INVESTMENTS
(Cost $192,759,032) — 91.4%				191,665,867

OTHER ASSETS IN EXCESS OF LIABILITIES — 8.6%				18,064,204

NET ASSETS — 100.0%				$209,730,071

*	Non-income producing security.
**	On February 17, 2015, Silicon Genesis Corp. filed a Voluntary Petition for Chapter 11 protection under the U.S. Bankruptcy Code. The Fund currently is the only secured creditor of Silicon Genesis.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2015 *	FOR THE YEAR ENDED DECEMBER 31, 2014
INVESTMENT INCOME
Unaffiliated dividend Income	$148,000	$68,000
Unaffiliated interest	21,381	13,423
Affiliated/controlled interest	1,895,384	1,906,121
Royalty income	35,977	444,346
TOTAL INVESTMENT INCOME	2,100,742	2,431,890

EXPENSES
Investment advisory fees (Note 4)	3,826,904	5,223,631
Administration fees	150,861	143,527
Custody fees	15,363	16,825
Transfer agent fees	35,225	34,917
Registration and filing fees	23,000	23,156
Professional fees	668,836	1,077,568
Printing fees	121,631	317,918
Trustees fees	100,000	70,311
Settlement fees	—	838,000
Miscellaneous fees	85,675	58,039
GROSS EXPENSES	5,027,495	7,803,892
Incentive fee adjustment (Note 4)	(2,478,204)	5,405,459
TOTAL NET EXPENSES	2,549,291	13,209,351
NET INVESTMENT LOSS	(448,549)	(10,777,461)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	—	(5,173,500)
Non-affiliated and other assets	(2,822,722)	54,971,518
Net realized gain from purchased options transactions (1)	—	15,290,438
Net realized gains from written option transactions (1)	624,994	1,964,401
Net change in unrealized depreciation on investments	(11,607,974)	(38,082,722)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	103,551	(2,208,564)
Net Realized and Unrealized Gains (Losses) on Investments	(13,702,151)	26,761,571

Net Increase (Decrease) In Net Assets Resulting From Operations	$(14,150,700)	$15,984,110
Net Increase (Decrease) In Net Assets Per Share Resulting from Operations (2)	$(1.82)	$1.77

*	Consolidated.
(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31, 2015	FOR THE YEAR ENDED DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(14,150,700)	$15,984,110

Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(40,491,729)	(181,556,214)
Proceeds from disposition of investments	48,643,893	181,754,896
Net purchases from short-term investments	(1,500,000)	(500,000)
Net proceeds from written options	624,994	1,964,401
Net proceeds from purchased options	—	15,290,438
Proceeds from litigation claim	7,783	18,013
(Decrease) increase in dividends, interest, and reclaims receivable	(707,451)	(876,157)
(Decrease) increase in payable for investment purchased	(38,253,718)	38,253,718
(Decrease) increase in payable to affiliates	(399,109)	22,450
(Decrease) increase in incentive fees payable	(13,716,658)	5,405,459
(Decrease) increase in other assets	(756,475)	1,945
Decrease in accrued expenses and other payables	(249,814)	(8,092)
Increase in restricted cash	(1,000,000)	—
Net realized loss (gain) from investments	2,822,721	(65,088,456)
Net realized gain from written options	(624,994)	(1,964,401)
Net unrealized depreciation from investments, other assets, and warrants transactions	11,504,423	40,291,286
Net cash provided by (used in) operating activities	(48,246,834)	48,993,396

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares redeemed	(19,999,992)	(9,999,991)
Distributions paid from realized capital gains	—	(53,158,463)
Net cash used by financing activities	(19,999,992)	(63,158,454)

Net decrease in cash	(68,246,826)	(14,165,058)
Cash - beginning of year	69,014,110	83,179,168
Cash - end of year	$767,286	$69,014,110

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets
	FOR THE YEAR ENDED DECEMBER 31, 2015*	FOR THE YEAR ENDED DECEMBER 31, 2014
FROM OPERATIONS:
Net investment loss	$(448,549)	$(10,777,461)
Net realized gains (losses) from security transactions, written and purchased options, and warrants transactions	(2,197,728)	67,052,857
Net change in unrealized depreciation on investments and warrants transactions	(11,504,423)	(40,291,286)
Net increase (decrease) in net assets from operations	(14,150,700)	15,984,110

FROM DISTRIBUTIONS:
From realized gains on investments	—	(53,158,463)
TOTAL DISTRIBUTIONS	—	(53,158,463)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	(19,999,992)	(9,999,991)
Net decrease in net assets from capital share transactions	(19,999,992)	(9,999,991)
TOTAL DECREASE IN NET ASSETS	(34,150,692)	(47,174,344)

NET ASSETS:
Beginning of year	209,730,071	256,904,415
End of year	$175,579,379	$209,730,071
Accumulated Net Investment Income	—	5,832,994

COMMON STOCK ACTIVITY:
Shares repurchased	(859,468)	(509,859)
Net decrease in shares outstanding	(859,468)	(509,859)
Shares outstanding, beginning of year	8,562,173	9,072,032
Shares outstanding, end of year	7,702,705	8,562,173

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.06	)(2)	(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(1.78)		3.04		7.16		(1.01)	(2.68)
Total from investment operations	(1.84)		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		(5.86)		(0.32)		—	—

Premiums from shares sold in offerings	—		—		—(3)		0.38	—
Anti-dilutive effect from capital share transactions	0.14		0.25		—		—	—
Net asset value at end of period	$22.79		$24.49		$28.32		$22.90	$23.92

Market value at end of period	$8.17		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(6.94)%		12.54%		25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(56.19)%		4.76%		34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$175.6		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	1.36	%(4)	5.29	%(4)	6.52	%(4)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fees	2.68%		3.12%		2.67%		2.56%	2.76	%(B)
Ratio of net investment loss to average net assets	(0.24)%		(4.31)%		(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	22%		95%		17%		10%	18	%(A)

*	Consolidated.
(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Calculated using average shares outstanding.
(3)	Less than $0.005 per share.
(4)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17%, and 3.85%, respectively.

(A)	Not Annualized
(B)	Annualized

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements
DECEMBER 31, 2015
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

CONSOLIDATION OF SUBSIDIARY- FIRSTHAND VENTURE INVESTORS. On May 8, 2015, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of the Company named Firsthand Venture Investors (“FVI”), a California general partnership formed on March 30, 2015. After the closing of business on June 30, 2015, the Company contributed substantially all of its assets to FVI in return for a controlling general partner ownership interest in FVI. The transaction was completed July 1, 2015. Under this new structure, we will have all or substantially all of our investment activities conducted through our fully owned subsidiary, FVI. As a result, the financial statements of the Company and FVI are presented in the report on a consolidated basis.

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On December 31, 2015, our financial statements include venture capital investments valued at approximately $146.5 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

CASH AND CASH EQUIVALENTS. The Company considers liquid assets deposited with a bank, investments in money market funds, and certain short-term debt instruments with maturities of three months or less to be cash equivalents. These investments

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015
represent amounts held with financial institutions that are readily accessible to pay our expenses or purchase investments.  Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value.
RESTRICTED SECURITIES. At December 31, 2015, we held $153,859,687 in restricted securities. At December 31, 2014, we held $132,696,696 in restricted securities.

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
DECEMBER 31, 2015
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

The market value of the Company’s purchased options as of December 31, 2015 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended December 31, 2015 can be found on the Statement of Operations.

The number of option contracts written and the premiums received during the year ended December 31, 2015 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	8,100	1,384,952
Options closed during period	(1,000)	(98,668)
Options expired during period	(5,032)	(541,326)
Options exercised during period	(2,068)	(744,958)
Options outstanding, end of year	—	$—

The average volume of the Company’s derivatives during the year ended December 31, 2015 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	10,307,010	377

The number of option contracts written and the premiums received during the year ended December 31, 2014 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	27,000	7,685,253
Options closed during period	(18,000)	(5,603,920)
Options expired during period	(2,000)	(206,995)
Options exercised during period	(7,000)	(1,874,338)
Options outstanding, end of year	—	$—

The average volume of the Company’s derivatives during the year ended December 31, 2014 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	5,809	13,374,272	900

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015
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
DECEMBER 31, 2015

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2015, there was an incentive fee expensed for $(2,478,204). As of December 31, 2014, there was an incentive fee expensed for $5,405,459.

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
DECEMBER 31, 2015

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
DECEMBER 31, 2015

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2015:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
ASSETS
Common Stocks
Advanced Materials	$—	$—	$203,901
Computer Storage	—	—	185,283
Consumer Electronics	—	—	6,171,863
Internet	—	—	333,317
Other Electronics	1,148,688	—	—
Renewable Energy	—	—	7,148,368
Semiconductor Equipment	11,578,400	—	—
Semiconductors	4,092,000	—	—
Software	—	—	557,216
Total Common Stocks	16,819,088	—	14,599,948
Preferred Stocks
Advanced Materials	—	—	14,000,240
Advertising Technology	—	—	24,708,708
Automotive	—	—	12,928,943
Aerospace	—	—	2,000,000
Cloud Computing	—	—	9,999,998
Consumer Electronics	—	—	7,438,704
Medical Devices	—	—	22,655,879
Mobile Computing	—	—	7,110,747
Networking	—	—	4,772,712
Semiconductor Equipment	—	—	23,370,825
Total Preferred Stocks	—	—	128,986,756
Asset Derivatives *
Equity Contracts	—	—	642,600
Total Asset Derivatives	—	—	642,600
Convertible Notes
Consumer Electronics	—	—	2,000,000
Intellectual Property	—	—	3,630,383
Medical Devices	—	—	4,000,000
Total Convertible Notes	—	—	9,630,383
Total	$16,819,088	$—	$153,859,687

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of December 31, 2015.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

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
DECEMBER 31, 2015

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/14	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/15
Common Stocks
Advanced Materials	$607,650	$—	$—	$—	$(403,749)	$—	$203,901
Computer Storage	—	336,000	—	—	(150,717)	—	185,283
Consumer Electronics	11,820,642	2,327,500	—	—	(7,976,279)	—	6,171,863
Internet	2,547,272	—	—	—	(2,213,955)	—	333,317
Renewable Energy	5,061,960	—	—	—	2,086,408	—	7,148,368
Software	—	580,000	—	—	(22,784)	—	557,216
Preferred Stocks
Advanced Materials	11,432,476	2,000,000	—	—	567,764	—	14,000,240
Advertising Technology	19,323,228	5,999,995	—	—	(614,515)	—	24,708,708
Automotive	10,916,840	1,658,996	—	—	353,107	—	12,928,943
Aerospace	—	2,000,000	—	—	—	—	2,000,000
Cloud Computing	9,999,998	—	—	—	—	—	9,999,998
Consumer Electronics	4,000,000	3,624,074	—	—	(185,370)	—	7,438,704
Medical Devices	15,986,250	26,299,938	(20,299,939)	—	669,630	—	22,655,879
Mobile Computing	9,999,997	—	—	—	(2,889,250)	—	7,110,747
Networking	—	3,999,987	—	—	772,725	—	4,772,712
Semiconductor Equipment	18,682,483	2,321,483	—	—	2,366,859	—	23,370,825
Asset Derivatives
Equity Contracts	567,900	—	—	—	74,700	—	642,600
Convertible Notes
Aerospace	—	250,000	(250,000)	—	—	—	—
Consumer Electronics	500,000	2,100,000	(600,000)	—	—	—	2,000,000
Intellectual Property	5,250,000	—	—	—	(1,619,617)	—	3,630,383
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	(2,000,000)	—	—	—	—
Total	$132,696,696	$53,497,973	$(23,149,939)	$—	$(9,185,043)	$—	$153,859,687

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2015 was $(13,498,735).

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/13	NET PURCHASES	NET SALES	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/14
Common Stocks
Advanced Materials	$733,500	$—	$—	$—	$(125,850)	$—	$607,650
Consumer Electronics	10,270,178	—	—	—	1,550,464	—	11,820,642
Internet	1,794,520	—	—	—	752,752	—	2,547,272
Renewable Energy	6,026,750	—	—	—	(964,790)	—	5,061,960
Services	1	—	—	—	(1)	—	—
Social Networking	54,437,936	56,000,000	(119,120,495)	28,397,095	(19,714,536)	—	—
Preferred Stocks
Advanced Materials	8,023,459	3,428,640	—	—	(19,623)	—	11,432,476
Advertising Technology	17,999,993	1,149,997	—	—	173,238	—	19,323,228
Automotive	5,999,999	3,375,887	—	—	1,540,954	—	10,916,840
Cloud Computing	—	9,999,998	—	—	—	—	9,999,998
Consumer Electronics	3,467,500	3,999,999	—	(5,000,000)	1,532,501	—	4,000,000
Medical Devices	20,300,000	—	—	—	(4,313,750)	—	15,986,250
Mobile Computing	—	9,999,997	—	—	—	—	9,999,997
Renewable Energy	—	—	(1)	(999,999)	1,000,000	—	—
Semiconductor Equipment	3,600,143	6,657,909	—	—	8,424,431	—	18,682,483
Services	491,698	—	(299,139)	153,311	(345,870)	—	—
Asset Derivatives
Equity Contracts	2,949,964	—	—	(173,500)	(2,208,564)	—	567,900
Convertible Notes
Automotive	—	1,500,000	(1,500,000)	—	—	—	—
Consumer Electronics	—	500,000	—	—	—	—	500,000
Intellectual Property	5,750,000	—	—	—	(500,000)	—	5,250,000
Medical Devices	—	4,000,000	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	—	—	—	—	2,000,000
Total	$143,845,641	$100,612,427	$(120,919,635)	$22,376,907	$(13,218,644)	$—	$132,696,696

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2014 was $7,035,620.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 12/31/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$14.8M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.9x - 1.0x 5 years 59.93% - 59.44% 1.76% 34.4% - 34.6%
Direct venture capital investments: Advertising Technology	$24.7M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate	0.7x 2 years 56.62% - 62.08% 1.06%
Direct venture capital investments: Aerospace	$2.0M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	5 years 60.53% 1.76%
Direct venture capital investments: Automotive	$12.9M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	3 years 67.14% 1.31%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	1 year 32.19% 0.65%
Direct venture capital investments: Computer Storage	$0.2M	Prior Transaction Analysis	Discount for Lack of Marketability	15.0%
Direct venture capital investments: Consumer Electronics	$15.6M	Prior Transaction Analysis Probability-Weighted Expected Return Invested Capital(Cost) Option Pricing Model	IPO Exit Probability Merger & Acquisition Probability Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	90% 10% 1 year - 5 years 47.74% - 62.41% 1.06% - 1.76% 0.0% - 23.7%
Direct venture capital investments: Intellectual Property	$3.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	5 years 54.81% 1.76% 32.10%
Direct venture capital investments: Internet	$0.3M	Probability-Weighted Expected Return Option Pricing Model	High Value M&A Probability Low Value M&A Probability Remain Private Probability Volatility Risk-Free Rate Discount for Lack of Marketability	5% 70% 25% 43.90% 0.65% 13.5%
Direct venture capital investments: Medical Devices	$26.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	4 years 69.52% 1.54%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

	FAIR VALUE AT 12/31/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Mobile Computing	$7.1M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 71.34% 1.06%
Direct venture capital investments: Networking	$4.8M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.5 years 27.99% 0.49% 6.1%
Direct venture capital investments: Renewable Energy	$7.1M	Prior Transaction Analysis	Discount for Lack of Marketability	10.0%
Direct venture capital investments: Semiconductor Equipment	$23.4M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	3 years 49.83% 1.31%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	1 year 62.48% 0.65% 19.0%

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements for 2014:

	FAIR VALUE AT 12/31/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Intellectual Property	$5.3M	Market Comparable Companies	Revenue Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.8x - 1.1x 5 years 56.97% 1.65% 0.0% - 33.4%
Direct venture capital investments: Automotive	$10.9M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	3 years 94.35% 1.10% 0.0%
Direct venture capital investments: Consumer Electronics	$16.3M	Prior Transaction Analysis Probability Weighted Expected Return	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	3 years to 5 years 48.09% - 64.02% 1.10% - 1.65% 0.0% - 28.2%
Direct venture capital investments: Internet	$2.5M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	1 year 50.41% 0.25% 15.50%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

	FAIR VALUE AT 12/31/14	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$12.6M	Market Comparable Companies Prior Transaction Analysis	EBITDA Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	7.5x - 8.4x 5 years 48.04% - 55.72% 1.65% 28.7% - 32.8%
Direct venture capital investments: Semiconductor Equipment	$20.7M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	3 years 45.09% 1.10% 0.0%
Direct venture capital investments: Advertising Technology	$19.3M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	1 year to 2 years 61.77% - 62.56% 0.25% - 0.67% 0.0%
Direct venture capital investments: Renewable Energy	$5.1M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	2 years 118.95% 0.67% 44.0%
Direct venture capital investments: Medical Devices	$20.0M	Market Comparable Companies Prior Transaction Analysis	Revenue Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	2.4x - 2.7x 4 years 59.94% 1.38% 0.0%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	2 years 49.49% 0.67% 0.0%
Direct venture capital investments: Mobile Computing	$10.0M	Prior Transaction Analysis	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	2 years 75.12% 0.67% 0.0%

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

The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. The Company’s engaging in investment activities through FVI does not, in our view, jeopardize the Company’s ability to continue to qualify as a RIC under the Code.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

TAX TABLES
Reclassification of Capital Accounts
Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2015 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$5,556,431	$(5,384,445)	$(171,986)

As of December 31, 2015, the Fund had short-term and long-term capital loss carryforwards for federal income tax purposes in the amounts of $(2,216,126) and $(153,586), respectively, which do not expire.

Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2014 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(2,817,491)	$16,610,455	$(13,792,964)

As of December 31, 2015, the Fund did not utilize capital loss carry forwards for federal income tax purposes.

Components of Distributable Earnings as of 12/31/15

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Net Unrealized Appreciation (Depreciation)	$(12,597,590)
Capital Loss Carryforwards	(2,369,712)
Total Distributable Earnings	$(14,967,302)

As of December 31, 2015, the Fund did not pay any long-term capital gains.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Gross unrealized appreciation	$16,195,265
Gross unrealized depreciation	(28,792,855)
Net unrealized depreciation	$(12,597,590)
Federal income tax cost, Investments	$183,276,365

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2012, 2013, and 2014 remain open to federal and state audit. As of December 31, 2015, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

Components of Distributable Earnings as of 12/31/14

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Net Unrealized Appreciation (Depreciation)	$(1,093,165)
Other Temporary Differences	5,832,994
Total Distributable Earnings	$4,739,829

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

As of December 31, 2014, the Fund paid $53,158,463 of long-term capital gains.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Gross unrealized appreciation	$12,958,786
Gross unrealized depreciation	(14,051,951)
Net unrealized depreciation	$(1,093,165)
Federal income tax cost, Investments	$192,759,032

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2015.

PURCHASES AND SALES
Purchases of investment securities	$40,491,729
Proceeds from sales and maturities of investment securities	$48,643,893

NOTE 9.  SHARE BUYBACK/TENDER OFFER

SHARE BUYBACK. In connection with our agreement with a shareholder, we agreed to establish an open-market purchase program to purchase up to $10 million of our common stock during certain periods in 2014 in which the market price of the common stock was below our NAV; On December 5, 2014, we completed the open market purchase program offer after reaching its $10 million goal. A total of 509,859 shares were purchased in the buyback at an average price of approximately $19.61 per share.

TENDER OFFER. In connection with our agreement with a shareholder, we agreed to commence an issuer tender offer for up to $20 million of our shares of common stock at a purchase price per share equal to 95% of the Fund’s net asset value per share (“NAV”) as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 (the “Offer”). On December 22, 2014, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the NAV determined on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,468 shares of common stock pursuant to the tender offer.

NOTE 10.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2014, through December 31, 2015, is noted below:

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/15	ACQUISITION COST
Hera Systems, Inc. Series A Preferred*	—	3,642,324	—	3,642,324	$—	$—	$2,000,000	$2,000,000
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	(6,800,000)	—	—	—	—	—
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	(13,500,000)	—	—	—	—	—
IntraOp Medical Corp. Series B Preferred*	—	3,000,000	(3,000,000)	—	—	—	—	—
IntraOp Medical Corp. Series C Preferred*	—	26,856,187	—	26,856,187	—	—	22,655,879	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	150,423	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	240,000	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	9,879,269	6,000,048
Pivotal Systems, Series B Preferred*	7,942,811	5,122,425	—	13,065,236	—	—	10,833,694	6,321,482
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,657,862	2,657,862
Pivotal Systems, Convertible Note*	2,000,000	—	(2,000,000)	—	—	113,700	—	—
QMAT, Preferred Stock Series A*	12,000,240	2,000,000	—	14,000,240	—	—	14,000,240	14,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	642,600	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	583,303	864,377	1,610,753
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	363,549	691,502	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	337,743	2,074,504	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	—	431,901

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/15	ACQUISITION COST
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	$—	$—	$—	$2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy Investors, Inc. Convertible Note*	—	2,000,000	—	2,000,000	—	106,666	2,000,000	2,000,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	3,658,644	3,999,999
Vufine, Inc., Series A Preferred*	—	15,000,000	—	15,000,000	—	—	1,500,000	1,500,000
Vufine, Inc., Common Stock*	—	750,000	—	750,000	—	—	22,275	15,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,345,401	5,999,999
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,924,546	3,375,887
Wrightspeed, Inc. Series E Preferred	—	450,814	—	450,814	—	—	1,658,996	1,658,996
Total Affiliates and Controlled Investments							$90,409,789	$89,686,941
Total Affiliates							$12,928,943	$11,034,882
Total Controlled Investments							$77,480,846	$78,652,059

*	Controlled investment.

As of December 31, 2015, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; Hiku Labs, Inc.; IntraOp Medical Corp.; Phunware, Inc.; Pivotal Systems, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; QMAT, Inc.; Vufine, Inc.; and Wrightspeed, Inc.  Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Financial Summary	QMAT	INTRAOP MEDICAL	PIVOTAL SYSTEMS
Total Assets	$3,123,474	$24,852,434	$5,255,000
Total Liabilities	2,649,412	6,876,526	3,950,000
Net Shareholder Equity	$474,062	$17,975,908	$1,305,000

Total Revenues/Income	$88,777	$5,403,404	$4,804,844
Total Expenses	(4,353,564)	(10,999,945)	(9,549,146)
Net Income/(Loss)	$(4,264,787)	$(5,596,541)	$(4,744,302)

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

Financial Summary	SILICON GENESIS	TELEPATHY INVESTORS	VUFINE
Total Assets	$3,006,979	$2,091,937	$756,986
Total Liabilities	5,883,856	259,167	357,523
Net Shareholder Equity	$(2,876,877)	$1,832,770	$399,463

Total Revenues/Income	$5,966,402	$246,080	$109
Total Expenses	(3,214,974)	(3,165,161)	(1,115,646)
Net Income/(Loss)	$2,751,428	$(2,919,081)	$(1,115,537)

Financial Summary	HERA SYSTEMS
Total Assets	$663,772
Total Liabilities	146,263
Net Shareholder Equity	$517,509

Total Revenues/Income	$67,355
Total Expenses/(Loss)	(1,966,708)
Net Income	$(1,899,353)

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2013, through December 31, 2014, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/14	ACQUISITION COST
IntraOp Medical Corp. Series A-1 Preferred*	6,800,000	—	—	6,800,000	$—	$—	$5,355,000	$6,800,000
IntraOp Medical Corp. Series A-2 Preferred*	13,500,000	—	—	13,500,000	—	—	10,631,250	13,499,940
IntraOp Medical Corp. Term Note*	—	1,000,000	—	1,000,000	—	72,739	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	—	3,000,000	—	3,000,000	—	201,863	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	7,148,814	4,765,403	—	11,914,217	—	—	9,614,773	6,000,048
Pivotal Systems, Series B Preferred*	—	7,942,811	—	7,942,811	—	—	6,409,848	4,000,000
Pivotal Systems, Series C Preferred*	—	2,291,260	—	2,291,260	—	—	2,657,862	2,657,862
Pivotal Systems, Series A Warrants*	1,588,468	—	(1,588,468)	—	—	—	—	—
Pivotal Systems, Series A Warrants*	3,176,935	—	(3,176,935)	—	—	—	—	—
Pivotal Systems, Convertible Note*	2,000,000	—	—	2,000,000	—	200,607	2,000,000	2,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/13	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/14	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/14	ACQUISITION COST
QMAT, Preferred Stock Series A*	8,571,600	3,428,640	—	12,000,240	$—	$—	$11,432,476	$12,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	567,764	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	—	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	—	1,250,000	—	514,587	1,250,000	1,610,753
Silicon Genesis Corp., Convertible Note*	500,000	—	(500,000)	—	—	167,679	—	—
Silicon Genesis Corp., Convertible Note*	1,000,000	—	—	1,000,000	—	325,943	1,000,000	1,000,000
Silicon Genesis Corp., Term Note*	3,000,000	—	—	3,000,000	—	346,814	3,000,000	3,000,000
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	—	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	—	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	—	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	—	109,518
Silicon Genesis Corp., Series 1-D*	850,830	—	—	850,830	—	—	—	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy, Inc. Series A Preferred	5,000,000	—	(5,000,000)	—	(5,000,000)	—	—	—
Telepathy, Inc. Series A Preferred	—	15,238,000	—	15,238,000	—	—	4,000,000	3,999,999
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,146,981	5,999,999
Wrightspeed, Inc. Series D Preferred	—	1,100,978	—	1,100,978	—	—	3,769,859	3,375,887
Wrightspeed, Inc. Convertible Note	—	500,000	(500,000)	—	—	13,424	—	—
Wrightspeed, Inc. Convertible Note	—	1,000,000	(1,000,000)	—	—	62,465	—	—
Total Affiliates and Controlled Investments							$72,835,813	$74,191,465
Total Affiliates							$14,916,840	$13,375,885
Total Controlled Investments							$57,918,973	$60,815,580

*	Controlled investment.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2015

As of December 31, 2015, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; Hiku Labs, Inc.; IntraOp Medical Corp.; Phunware, Inc.; Pivotal Systems, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; QMAT, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. SUBSEQUENT EVENTS

On January 7, 2016, Hudson’s Bay Company announced that it had entered into a definitive agreement to purchase Gilt Groupe Holdings, Inc. for $250 million in cash. On February 1, 2016, the company announced that the transaction had been completed. The Fund currently expects to receive approximately $1.7514 per share of common stock it holds, and it may receive additional consideration at a later date if certain conditions are met.

On February 1, 2016, Telenor Group announced that it had entered into a definitive agreement to acquire approximately 95% of Tapad, Inc. for approximately $360 million in cash, subject to certain conditions. The transaction is expected to close prior to the end of first quarter 2016.

The Adviser has evaluated events and transactions for potential recognition or disclosure and determined that there were no additional material events that would require additional disclosure through the date the financial statements were issued.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015 and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f ) and 15d-15(f ) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management evaluated as of December 31, 2015 the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which appears on page 39 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2016 (the “2016 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2015 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2016 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2016 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Procedures” and “Fees Paid to Tait, Weller & Baker LLP for 2015” in the 2016 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	38
Statement of Assets and Liabilities as of December 31, 2015	40
Schedule of Investments as of December 31, 2015	41
Statement of Operations as of December 31, 2015	47
Statement of Cash Flows as of December 31, 2015	48
Statement of Changes in Net Assets as of December 31, 2015	49
Financial Highlights	50
Notes to Financial Statements	51

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description
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

14.2
Registrant’s Code of Ethics last amended January 21, 2014is incorporated by reference to Exhibit 14.2 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

24.1	Power of Attorney is incorporated by reference to Exhibit 24.1 to the Registrant's Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015.
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002— filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 —filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 15, 2016	By:	/s/ Kevin Landis
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board and Chief Executive	March 15, 2016
Kevin Landis	Officer and Chief Financial Officer

*	Director	March 15, 2016
Greg Burglin

*	Director	March 15, 2016
Mark Fitzgerald

*	Director	March 15, 2016
Kimun Lee

*	Director	March 15, 2016
Nicholas Petredis

*	Director	March 15, 2016
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
14.2
Registrant’s Code of Ethics last amended January 21, 2014is incorporated by reference to Exhibit 14.2 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

24.1	Power of Attorney is incorporated by reference to Exhibit 24.1 to the Registrant's Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Privacy Notice
FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
Why?
Financial companies choose how they share your personal information. Federal law gives consumers the right to limit some but not all sharing. Federal law also requires us to tell you how we collect, share, and protect your personal information. Please read this notice carefully to understand what we do.

What?
The types of personal information we collect and share depend on the product or service you have with us. This information can include:
► Social Security number
► Banking information
► Account transactions
► Retirement assets

How?
All financial companies need to share customers’ personal information to run their everyday business. In the section below, we list the reasons financial companies can share their customers’ personal information; the reasons Firsthand Capital management, Inc. chooses to share; and whether you can limit this sharing.

Reasons we can share your personal information	Does Firsthand Technology Value Fund, Inc. share?	Can you limit this sharing?
For our everyday business purposes—such as to process your transactions, maintain your account(s), respond to court orders and legal investigations	Yes	No
For our marketing purposes—to offer our products and services to you	No	N/A
For joint marketing with other financial companies	No	N/A
For our affiliates’ everyday business purposes—information about your transactions and experiences	No	N/A
For our affiliates’ everyday business purposes—information about your creditworthiness	No	N/A
For our affiliates to market to you	No	N/A
For nonaffiliates to market to you	No	N/A

Who we are
Who is providing this notice?	Firsthand Technology Value Fund, Inc. is a publically traded venture capital fund, listed on NASDAQ, that is a business development company under the Investment Company Act of 1940

What we do
How does Firsthand Technology Value Fund, Inc. protect my personal information?
To protect your personal information from unauthorized access and use, we use security measures that comply with federal law. These measures include computer safeguards and secured files and buildings.

How does Firsthand Technology Value Fund, Inc. collect my personal information?	We collect your personal information, for example, when you ► open an account or deposit money
Why can’t I limit all sharing?
Federal law gives you the right to limit only
► sharing for affiliates’ everyday business purposes—information about your creditworthiness
► affiliates from using your information to market to you
► sharing for nonaffiliates to market to you
State laws and individual companies may give you additional rights to limit sharing.

Definitions
Affiliates	Companies related by common ownership or control. They can be financial and nonfinancial companies. ► Firsthand Capital Management, Inc. and Firsthand Funds
Nonaffiliates
Companies not related by common ownership or control. They can be financial and nonfinancial companies.
►  BNY Mellon Investment Servicing (U.S.) Inc. (Transfer Agent for Firsthand Technology Value Fund, Inc. and Firsthand Funds)

Joint marketing	A formal agreement between nonaffiliated financial companies that together market financial products or services to you.

Other important information
This notice applies to individual consumers who are customers or former customers. This notice replaces all previous notices of our consumer privacy policy, and may be amended at any time. We will keep you informed of changes or amendments as required by law.

LETTER TO SHAREHOLDERS - CONTINUED FROM INSIDE FRONT COVER

In November, IntraOp Medical announced that more than 15,000 patients worldwide have now been treated with the company’s Mobetron device. Earlier in the year, a leading industry journal, Radiation Oncology, published the results of a clinical study of Japanese cancer patients treated with Mobetron. The results of the 5-year study of 32 breast cancer patients showed that there were zero instances of recurrence or metastasis.  It is tricky to draw too many conclusions from 32 patients, but zero is a great number. We remain very excited about the prospects for IntraOp and are working diligently with management to increase the visibility of the company’s technology.

EXCITEMENT IN EARLY-STAGE INVESTMENTS
Several of our most recent investments have been in early-stage companies. Despite their relative youth, some are already in the news. In July, Vufine completed a successful Kickstarter campaign for its high-definition, wearable display, which we see as a lower-cost, more focused solution than Google Glass. After setting a goal of raising $50,000 in 30 days, the company ended up bringing in
$241,111 from 1,466 backers.

In November, Hiku announced its second-generation grocery scanner and integration with both Walmart and Peapod to enable shoppers to use the device to place orders directly with these merchants’ online grocery services. We began investing in Hiku in September 2014 and are excited that this small company is already making waves in the grocery business.

Late in the year, Hera Systems announced plans to launch nine high-resolution imaging satellites in 2016. The company subsequently announced that it has entered into a licensing agreement with NASA Ames Research Center, which will enable Hera to speed development of its next-generation spacecraft. The company is targeting government and enterprise customers with its full-color imaging and video capability.

THE ROAD AHEAD
As you are probably aware, the maturing of a typical private technology company takes many years. It took Sunrun nearly 9 years to get to IPO from its founding in January 2007. In between the time of investment and an exit, the hard work of guiding each company through the process of growth dominates our efforts. Challenges being tackled often include fundraising, arranging strategic partnerships, developing go-to-market strategies, and attracting and retaining top talent. While the results of these efforts are not usually reflected in a steadily climbing valuation, progress is quietly being made nonetheless.

All of this is to say that not every year will be loaded with profitable exits. There will be good years, there will be quiet years, and there will be not-so-good years. In hindsight, 2015 was a quiet year. Venture investing requires patience, but as we survey our portfolio, we are encouraged by the number of pending exits in the pipeline and look forward to a good year in 2016.

While we are very excited about the prospects of our portfolio companies, our enthusiasm is clearly not shared by the market, judging by SVVC’s persistent discount to NAV. I believe the market is grossly misjudging the value of our portfolio, and I have put my money where my mouth is. I personally made a significant investment in SVVC stock during 2015, and anticipate being a buyer in 2016 as well. We continue to examine and consider other ways to deliver value to shareholders and will do what we think is best for the long-term investors in our fund.

Finally, we wish to thank you for entrusting your investment dollars to us. We believe the future is bright, and we’re working hard every day to make good investments in some of the most exciting technology companies in the world.

Sincerely,

/s/ Kevin Landis

Kevin Landis
CEO and President
Firsthand Technology Value Fund, Inc.

For stockholder inquiries, registered stockholders should call 1.800.331.1710.
For general inquiries, please call 1.800.976.8776;
or visit us on the web at www.firsthandtvf.com.