Form 10-Q
period 2016-03-31
Firsthand Technology Value Fund, Inc.
filed 2016-05-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2016 or

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $0.001 par value per share	7,702,705

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Statements of Assets and Liabilities as of March 31, 2016 (Unaudited) and December 31, 2015	3
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2016 and for the Three Months Ended March 31, 2015	4
	Statements of Cash Flows for the Three Months Ended March 31, 2016 (Unaudited) and the Year Ended December 31, 2015	5
	Statements of Changes in Net Assets for the Three Months Ended March 31, 2016 (Unaudited) and the Year Ended December 31, 2015	6
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2016 (Unaudited), for the Year Ended December 31, 2015, for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Schedule of Investments (Unaudited) as of March 31, 2016	8
	Notes To Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION		33

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Assets and Liabilities

	AS OF MARCH 31, 2016* (UNAUDITED)	AS OF DECEMBER 31, 2015*
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$94,907,663	$93,589,422
Affiliated investments at acquisition cost	11,034,882	11,034,882
Controlled investments at acquisition cost	84,172,285	78,652,059
Total acquisition cost	$190,114,830	$183,276,363
Unaffiliated investments at market value	$72,393,213	$80,268,986
Affiliated investments at market value	12,909,617	12,928,943
Controlled investments at market value	81,925,482	77,480,846
Total market value ** (Note 6)	167,228,312	170,678,775
Cash***	19,424,471	767,286
Escrow cash	—	1,000,000
Receivable for securities sold	901,910	—
Receivable from dividends and interest	430,330	3,436,726
Other assets	60,902	786,468
Total Assets	188,045,925	176,669,255

LIABILITIES
Payable for securities purchased	18,494,740	—
Payable to affiliates (Note 4)	1,756,193	895,372
Consulting fee payable	25,500	29,000
Compliance fees payable	49,450	—
Accrued expenses and other payables	156,762	165,504
Total Liabilities	20,482,645	1,089,876
NET ASSETS	$167,563,280	$175,579,379

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,703	$7,703
Paid-in-capital	190,538,978	190,538,978
Accumulated net investment loss	(1,042,012)	—
Accumulated net realized gain (loss) from security transactions and written options	945,129	(2,369,714)
Net unrealized depreciation on investments and warrants transactions	(22,886,518)	(12,597,588)
NET ASSETS	$167,563,280	$175,579,379
Shares of Common Stock outstanding	7,702,705	7,702,705
Net asset value per share (Note 2)	$21.75	$22.79

*	Consolidated.
**	Includes warrants and purchased options whose primary risk exposure is equity contracts.
***	Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 03/31/16 and 12/31/15 was 0.01%. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2016 (UNAUDITED)*	MARCH 31, 2015 (UNAUDITED)
INVESTMENT INCOME
Unaffiliated dividend income	—	$80,000
Unaffiliated interest	236	7,422
Affiliated/Controlled interest	159,679	472,735
Royalty income	—	14,261
TOTAL INVESTMENT INCOME	159,915	574,418
EXPENSES
Investment advisory fees (Note 4)	860,821	1,023,390
Administration fees	36,877	33,252
Custody fees	3,538	4,502
Transfer agent fees	7,175	9,342
Registration and filing fees	5,743	5,671
Professional fees	180,688	135,074
Printing fees	18,978	40,469
Trustees fees	25,000	25,000
Compliance fees	49,450	—
Miscellaneous fees	13,657	13,108
TOTAL GROSS EXPENSES	1,201,927	1,289,808
Incentive fee adjustment (Note 4)	—	754,776
TOTAL NET EXPENSES	1,201,927	2,044,584

NET INVESTMENT LOSS	(1,042,012)	(1,470,166)

Net Realized and Unrealized Gains/(Losses) on Investments:
Net realized gains from security transactions
Affiliated/Controlled	(360,753)	—
Non-affiliated and other assets	3,675,596	1,169,190
Net realized gain from written option transactions (1)	—	151,497
Net change in unrealized appreciation (depreciation) on investments	(16,225,358)	2,309,091
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	5,936,428	(9,207)
Net Realized and Unrealized Gains (Losses) on Investments	(6,974,087)	3,620,571

Net Increase (Decrease) In Net Assets Resulting From Operations	$(8,016,099)	$2,150,405

Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.04)	$0.28

*	Consolidated.
(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2016 (UNAUDITED)*	MARCH 31, 2015 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(8,016,099)	$2,150,405
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(29,151,398)	(12,738,251)
Proceeds from disposition of investments	26,127,774	20,935,883
Net purchases from short-term investments	(500,000)	(100,000)
Net proceeds from written options	—	151,497
Proceeds from litigation claim	—	—
Increase in receivable for investment sold	(901,910)	—
(Increase) decrease in dividends, interest, and reclaims receivable	3,006,396	(388,324)
(Increase) decrease in payable for investment purchased	18,494,740	(38,253,718)
(Increase) decrease in payable to affiliates	860,821	(271,091)
(Increase) decrease in incentive fees payable	—	(10,483,677)
(Increase) decrease in other assets	725,566	(9,228)
(Increase) decrease in accrued expenses and other payables	37,208	(58,511)
Increase (decrease) in restricted cash	1,000,000	—
Net realized gain (loss) from investments	(3,314,843)	(1,169,190)
Net realized gain from written options	—	(151,497)
Net unrealized depreciation from investments, other assets, and warrants transactions	10,288,930	(2,299,884)
Net cash provided by (used in) operating activities	18,657,185	(42,685,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for shares redeemed	—	(19,999,992)
Net cash used by financing activities	—	(19,999,992)

Net increase (decrease) in cash	18,657,185	(62,685,578)
Cash - beginning of period	767,286	69,014,110
Cash - end of period	$19,424,471	$6,328,532

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)*	FOR THE YEAR ENDED DECEMBER 31, 2015*
FROM OPERATIONS:
Net investment loss	$(1,042,012)	$(448,549)
Net realized gains (losses) from security transactions, written options, and warrants transactions	3,314,843	(2,197,728)
Net change in unrealized depreciation on investments and warrants transactions	(10,288,930)	(11,504,423)
Net decrease in net assets from operations	(8,016,099)	(14,150,700)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	—	(19,999,992)
Net decrease in net assets from capital share transactions	—	(19,999,992)
TOTAL DECREASE IN NET ASSETS	(8,016,099)	(34,150,692)

NET ASSETS:
Beginning of period	175,579,379	209,730,071
End of period	$167,563,280	$175,579,379
Accumulated Net Investment Loss	(1,042,012)	—

COMMON STOCK ACTIVITY:
Shares repurchased	—	(859,468)
Net decrease in shares outstanding	—	(859,468)
Shares outstanding, beginning of period	7,702,705	8,562,173
Shares outstanding, end of period	7,702,705	7,702,705

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2016* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$22.79		$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.14)		(0.06)	(2)	(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(0.90)		(1.78)		3.04		7.16		(1.01)	(2.68)
Total from investment operations	(1.04)		(1.84)		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		—		(5.86)		(0.32)		—	—
Premiums from shares sold in offerings	—		—		—		—	(3)	0.38	—
Anti-dilutive effect from capital share transactions	—		0.14		0.25		—		—	—
Net asset value at end of period	$21.75		$22.79		$24.49		$28.32		$22.90	$23.92

Market value at end of period	$7.50		$8.17		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(4.56)%	(A)	(6.94)%		12.54%		25.30%		(4.26)%	(11.44)%	(A)
Based on Market Value	(8.20)%	(A)	(56.19)%		4.76%		34.61%		21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$167.6		$175.6		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	2.82%	(B)	1.36%	(4)	5.29%	(4)	6.52%	(4)	2.56%	2.76%	(B)
Ratio of total expenses to average net assets, excluding incentive fees	2.82%	(B)	2.68%		3.12%		2.67%		2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(2.44)%	(B)	(0.24)%		(4.31)%		(5.96)%		(2.12)%	(2.28)%	(B)
Portfolio turnover rate	15%	(A)	22%		95%		17%		10%	18%	(A)

*	Consolidated.
(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Calculated using average shares outstanding.
(3)	Less than $0.005 per share.
(4)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17%, and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
MARCH 31, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.7%) Consumer Electronics	Common Stock *(1)	2,128,005	$10,108,024	$1,177,212
CLOUDERA, INC. (0.4%) Software	Common Stock *(1)	20,000	580,000	597,896
HERA SYSTEMS, INC. (0.4%) Aerospace	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	750,683
HIGHTAIL, INC. (5.2%) Cloud Computing	Preferred Stock - Series E *(1)	2,268,602	9,999,998	8,730,261
HIKU LABS, INC. (1.4%) Consumer Electronics	Preferred Stock - Series A (1)	3,280,191	2,124,074	2,280,061
INTEVAC, INC. (0.7%) Other Electronics	Common Stock *	243,883	2,721,734	1,097,473
INTRAOP MEDICAL CORP. (15.9%) Medical Devices	Preferred Stock - Series C *(1)(2) Term Note (1)(2) Matures February 2017 Interest Rate 8% Convertible Note (1)(2) Matures July 2016 Interest Rate 15%	26,856,187 3,000,000 1,000,000	26,299,938 3,000,000 1,000,000	22,655,879 3,000,000 1,000,000
				26,655,879
INVENSENSE, INC. (2.0%) Semiconductors	Common Stock *	400,000	6,380,014	3,360,000
MATTSON TECHNOLOGY, INC. (5.2%) Semiconductor Equipment	Common Stock *	2,380,000	5,745,112	8,687,000
NUTANIX, INC. (3.0%) Networking	Preferred Stock - Series A *(1)	227,272	3,999,987	5,053,120
PHUNWARE, INC. (4.1%) Mobile Computing	Preferred Stock - Series E *(1)	3,257,328	9,999,997	6,953,744

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
MARCH 31, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (14.3%) Semiconductor Equipment	Preferred Stock - Series C *(1)(2) Preferred Stock - Series B *(1)(2) Preferred Stock - Series A *(1)(2) Convertible Note (1)(2) Common Stock Warrants *(1)(2)	2,291,260 13,065,236 11,914,217 500,000 18,180,475	$2,657,862 6,321,482 6,000,048 500,000 0	$2,476,394 7,836,529 7,146,147 500,000 5,952,287
				23,911,357
PURE STORAGE, INC. (0.1%) Computer Storage	Common Stock - Class B *(1)	14,000	336,000	172,494
QMAT, INC. (8.7%) Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	0	608,600
	Preferred Stock - Series A *(1)(2)	14,000,240	14,000,240	14,000,240
				14,608,840
ROKU, INC. (1.0%) Consumer Electronics	Common Stock *(1)	1,500,000	2,312,500	1,703,550
SILICON GENESIS CORP. (4.6%) Intellectual Property	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	577,492
	Common Stock Warrants *(1)(2)	37,982	6,678	387

Common Stock *(1)(2)
Preferred Stock - Series 1-D *(1)(2)
Preferred Stock - Series 1-C *(1)(2)
Preferred Stock - Series 1-E *(1)(2)
Preferred Stock - Series 1-G *(1)(2)
Preferred Stock - Series 1-H *(1)(2)
Common Stock Warrants *(1)(2)
Common Stock Warrants *(1)(2)
		921,892 850,830 82,914 5,704,480 48,370,793 837,942 5,000,000 3,000,000	169,045 431,901 109,518 2,946,535 8,580,979 1,000,000 0 0	18,714 259,588 94,083 2,656,006 3,777,759 298,978 11,000 6,600
				7,700,607
SUNRUN, INC. (2.6%) Renewable Energy	Common Stock *	674,820	6,417,495	4,372,834
TELEPATHY INVESTORS, INC. (3.6%) Consumer Electronics	Convertible Note (1)(2) Preferred Stock - Series A *(1)(2) Convertible Note (1)(2) Matures June 2017 Interest Rate 10%	300,000 15,238,000 2,000,000	300,000 3,999,999 2,000,000	300,000 3,725,691 2,000,000
				6,025,691
TURN INC. (5.6%) Advertising Technology	Preferred Stock - Series E *(1)	1,798,562	15,000,007	9,399,825

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
MARCH 31, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (0.2%) Advanced Materials	Common Stock *(1) Common Stock Warrants *(1)	1,500,000 2,283	$662,235 67	$294,753 1
				294,754
VUFINE, INC. (1.4%) Consumer Electronics	Preferred Stock - Series A *(1)(2) Common Stock *(1)(2)	22,500,000 750,000	2,250,000 15,000	2,250,000 22,425
				2,272,425
WRIGHTSPEED, INC. (7.7%) Automotive	Preferred Stock - Series C *(1)(3) Preferred Stock - Series D *(1)(3) Preferred Stock - Series E *(1)(3)	2,267,659 1,100,978 450,814	5,999,999 3,375,887 1,658,996	7,328,167 3,922,454 1,658,996
				12,909,617
EXCHANGE TRADED FUNDS — 11.0% ($18,512,989)
iShares Short Treasury Bond ETF		72,100	7,958,792	7,956,956
PIMCO Enhanced Short Maturity Active ETF		55,100	5,555,288	5,552,978
SPDR Barclays 1-3 Month T-Bill ETF*		109,500	5,006,339	5,003,055
				18,512,989
TOTAL INVESTMENTS
(Cost $190,114,830) — 99.8%				167,228,312
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.2%				334,968

NET ASSETS — 100.0%				$167,563,280

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

ETF	Exchange-traded fund.
SPDR	Standard & Poor’s Depositary Receipt

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc. (the “Company”)
Notes to Financial Statements
MARCH 31, 2016 (UNAUDITED)

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

CONSOLIDATION OF SUBSIDIARY - FIRSTHAND VENTURE INVESTORS. On May 8, 2015, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of the Company named Firsthand Venture Investors (“FVI”), a California general partnership formed on March 30, 2015. After the closing of business on June 30, 2015, the Company contributed substantially all of its assets to FVI in return for a controlling general partner ownership interest in FVI. The transaction was completed July 1, 2015. Under this new structure, we will have all or substantially all of our investment activities conducted through our fully owned subsidiary, FVI. As a result, the financial statements of the Company and FVI are presented in the report on a consolidated basis.

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

INTERIM FINANCIAL STATEMENTS. Interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements. Interim disclosures generally do not repeat those of the annual statements. It is Management’s opinion that all adjustments necessary for a fair statement of the periods presented have been made and all adjustments are of a normal recurring nature.

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On March 31, 2016, our financial statements include venture capital investments valued at approximately $131.0 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

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

RESTRICTED SECURITIES. At March 31, 2016, we held $131.2 million in restricted securities.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

The market value of the Company’s purchased options as of March 31, 2016 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended March 31, 2016 can be found on the Statement of Operations.

The average volume of the Fund’s derivatives during the three months ended March 31, 2016 is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	14,755,371	—

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
MARCH 31, 2016 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2016, there were no accrued incentive fees.

NOTE 5. DEBT

The Company does not currently have any significant outstanding debt obligations (other than normal operating expense accruals).

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

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
MARCH 31, 2016 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2016:

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets Common Stocks
Advanced Materials	$—	$—	$294,600
Computer Storage	—	—	172,494
Consumer Electronics	—	—	2,903,187
Intellectual Property	—	—	18,714
Other Electronics	1,097,473	—	—
Renewable Energy	4,372,834	—	—
Semiconductor Equipment	8,687,000	—	—
Semiconductors	3,360,000	—	—
Software	—	—	597,896
Total Common Stocks	17,517,307	—	3,986,891
Preferred Stocks
Advanced Materials	—	—	14,000,240
Advertising Technology	—	—	9,399,825
Aerospace	—	—	750,683
Automotive	—	—	12,909,617
Cloud Computing	—	—	8,730,261
Consumer Electronics	—	—	8,255,752
Intellectual Property	—	—	7,663,906
Medical Device	—	—	22,655,879
Mobile Computing	—	—	6,953,744
Networking	—	—	5,053,120
Semiconductor Equipment	—	—	17,459,070
Total Preferred Stocks	—	—	113,832,097
Asset Derivatives *
Equity Contracts	—	—	6,579,028
Total Asset Derivatives	—	—	6,579,028
Convertible Notes
Consumer Electronics	—	—	2,300,000
Medical Devices	—	—	4,000,000
Semiconductor Equipment	—	—	500,000
Total Convertible Notes	—	—	6,800,000
Exchange-Traded Funds	18,512,989	—	—
Total	$36,030,296	$—	$131,198,016

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the quarter. There were no transfers between Levels 1 and 2 as of March 31, 2016.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES	NET SALES	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/16
Common Stocks
Advanced Materials	$203,901	$—	$—	$—	$90,699	$—	$294,600
Computer Storage	185,283	—	—	—	(12,789)	—	172,494
Consumer Electronics	6,171,863	—	—	—	(3,268,676)	—	2,903,187
Intellectual Property	—	—	—	—	18,714	—	18,714
Internet	333,317	—	(341,749)	(4,216,363)	4,224,795	—	—
Renewable Energy	7,148,368	—	—	—	(2,775,534)	(4,372,834)	—
Software	557,216	—	—	—	40,680	—	597,896
Preferred Stocks
Advanced Materials	14,000,240	—	—	—	—	—	14,000,240
Advertising Technology	24,708,708	—	(17,335,528)	7,185,550	(5,158,905)	—	9,399,825
Aerospace	2,000,000	—	—	—	(1,249,317)	—	750,683
Automotive	12,928,943	—	—	—	(19,326)	—	12,909,617
Cloud Computing	9,999,998	—	—	—	(1,269,737)	—	8,730,261
Consumer Electronics	7,438,704	750,000	—	—	67,048	—	8,255,752
Intellectual Property	—	9,580,979	—	—	(1,917,073)	—	7,663,906
Medical Devices	22,655,879	—	—	—	—	—	22,655,879
Mobile Computing	7,110,747	—	—	—	(157,003)	—	6,953,744
Networking	4,772,712	—	—	—	280,408	—	5,053,120
Semiconductor Equipment	23,370,825	—	—	—	(5,911,755)	—	17,459,070
Asset Derivatives
Equity Contracts	642,600	—	—	—	5,936,428	—	6,579,028
Convertible Notes
Consumer Electronics	2,000,000	300,000	—	—	—	—	2,300,000
Intellectual Property	3,630,383	—	(5,250,000)	(360,753)	1,980,370	—	—
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	—	500,000	—	—	—	—	500,000
Total	$153,859,687	$11,130,979	$(22,927,277)	$2,608,434	$(9,100,973))	$(4,372,834)	$131,198,016

(1)	The net change in unrealized depreciation from Level 3 instruments held as of March 31, 2016 was $(12,269,543).

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2016.

	FAIR VALUE AT 3/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$14.9M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.6x - 0.7x 5 years 55.82% - 59.83% 1.21% 33.5% - 35.5%
Direct venture capital investments: Advertising Technology	$9.4M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate	0.3x 2 years 55.16% 0.73%
Direct venture capital investments: Aerospace	$0.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	5 years 61.02% 1.21%
Direct venture capital investments: Automotive	$12.9M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	3 years 63.52% 0.87%
Direct venture capital investments: Cloud Computing	$8.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 37.74% 0.73%
Direct venture capital investments: Computer Storage	$0.2M	Prior Transaction Analysis	Discount for Lack of Marketability	10.0%
Direct venture capital investments: Consumer Electronics	$13.4M	Prior Transaction Analysis Probability-Weighted Expected Return Invested Capital(Cost) Option Pricing Model	IPO Exit Probability Merger & Acquisition Probability Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	75% 25% 2 years - 5 years 49.54% - 65.64% 0.73% - 1.21% 0.0% - 31.1%
Direct venture capital investments: Intellectual Property	$7.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	5 years 51.04% 1.26% 31.10%
Direct venture capital investments: Medical Devices	$26.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	4 years 58.82% 1.04%
Direct venture capital investments: Mobile Computing	$7.0M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 66.5% 0.73%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

	FAIR VALUE AT 3/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Networking	$5.1M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.5 years 34.64% 0.39% 7.6%
Direct venture capital investments: Semiconductor Equipment	$23.9M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 48.70% 0.73%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	1 year 61.36% 0.59% 18.7%

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

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2012, 2013, 2014, and 2015 remain open to federal and state audit. As of December 31, 2015, management has evaluated the application of these provisions to the Company and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the three months ended March 31, 2016.

PURCHASES AND SALES
Purchases of investment securities	$29,151,398
Proceeds from sales and maturities of investment securities	$26,127,774

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2015, through March 31, 2016 is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/16	ACQUISITION COST
Hera Systems, Inc. Series A Preferred*	3,642,324	—	—	3,642,324	$—	$—	$750,683	$2,000,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	—	—	26,856,187	—	—	22,655,879	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	37,397	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	59,836	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	7,146,147	6,000,048
Pivotal Systems, Series B Preferred*	13,065,236	—	—	13,065,236	—	—	7,836,529	6,321,482
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,476,394	2,657,862
Pivotal Systems, Convertible Note*	—	500,000	—	500,000	—	6,712	500,000	500,000
Pivotal Systems, Common Stocks Warrants*	—	18,180,475	—	18,180,475	—	—	5,952,287	—

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/16	ACQUISITION COST
QMAT, Preferred Stock Series A*	14,000,240	—	—	14,000,240	$—	$—	$14,000,240	$14,000,240
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	608,600	—
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	18,714	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	(1,250,000)	—	(360,753)	—	—	—
Silicon Genesis Corp., Convertible Note*	1,000,000	—	(1,000,000)	—	—	—	—	—
Silicon Genesis Corp., Term Note*	3,000,000	—	(3,000,000)	—	—	—	—	—
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	387	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	11,000	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	6,600	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	94,083	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	259,588	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	2,656,006	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	577,492	583,060
Silicon Genesis Corp., Series 1-G Preferred*	—	48,370,793	—	48,370,793	—	—	3,777,759	8,580,979
Silicon Genesis Corp., Series 1-H Preferred*	—	837,942	—	837,942	—	—	298,978	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	—	—	2,000,000	—	50,556	2,000,000	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	300,000	—	300,000	—	5,178	300,000	300,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	3,725,691	3,999,999
Vufine, Inc., Series A Preferred*	15,000,000	7,500,000	—	22,500,000	—	—	2,250,000	2,250,000
Vufine, Inc., Common Stock*	750,000	—	—	750,000	—	—	22,425	15,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,328,167	5,999,999
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,922,454	3,375,887

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
MARCH 31, 2016 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/16	ACQUISITION COST
Wrightspeed, Inc. Series E Preferred	450,814	—	—	450,814	$—	$—	$1,658,996	$1,658,996
Total Affiliates and Controlled Investments							$94,835,099	$95,207,167
Total Affiliates							$12,909,617	$11,034,882
Total Controlled Investments							$81,925,482	$84,172,285

*	Controlled investment.

As of March 31, 2016, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc., Hiku Labs, Inc., IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. SUBSEQUENT EVENTS

On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund may purchase in the open market up to $2 million worth of its common stock. The Plan allows the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan is to increase NAV per share and thereby enhance shareholder value. Executing the Plan may also moderate the discount at which the Fund’s shares currently trade. Based on the closing price of $7.40 per share for the Fund’s common stock as of April 26, 2016 on the Nasdaq Global Market, the Fund has been authorized to repurchase approximately 3.5% of its outstanding stock. The Fund expects the Plan will be in effect until September 30, 2016, or until the approved dollar amount has been used to repurchase shares. There is no assurance that the Fund will purchase shares at any specific discount levels or in any specific amounts. There is not assurance that market price of the Fund’s shares, either absolutely or relative to NAV, will increase as a result of any share repurchases, or that the plan will enhance shareholder value over the long term.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $167.2 million as of March 31, 2016 as compared to approximately $170.7 million as of December 31, 2015.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Semiconductor Equipment	19.5%	19.9%
Medical Devices	15.9%	15.2%
Advanced Materials	8.9%	8.4%
Consumer Electronics	8.1%	8.9%
Automotive	7.7%	7.4%
Adverising Technology	5.6%	14.1%
Cloud Computing	5.2%	5.7%
Intellectual Property	4.6%	2.0%
Mobile Computing	4.1%	4.1%
Networking	3.0%	2.7%
Renewable Energy	2.6%	4.1%
Semiconductor	2.0%	2.3%
Aerospace	0.4%	1.1%
Other Electronics	0.7%	0.7%
Software	0.4%	0.3%
Computer Storage	0.1%	0.1%
Internet	0.0%	0.2%
Exchange-Traded Funds	11.0%	0.0%
Other Assets in Excess of Liabilities	0.2%	2.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015.

INVESTMENT INCOME
For the three months ended March 31, 2016, we had investment income of $159,915 primarily attributable to interest accrued on convertible/term note investments with Pivotal Systems, Telepathy Investors and IntraOp Medical Corp.

For the three months ended March 31, 2015, we had investment income of $574,418 primarily attributable to interest ac crued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

The lower level of investment income in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to the convertible notes of Silicon Genesis being converted into equity.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,201,927 during the three months ended March 31, 2016 and $1,289,808 during the three months ended March 31, 2015.

Significant components of gross operating expenses for the three months ended March 31, 2016, were management fee expense of $860,821 and professional fees (audit, legal, and consulting) of $180,688. Significant components of operating expenses for the three months ended March 31, 2015, were management fee expense of $1,023,390 and professional fees (audit, legal, and consulting) of $135,074.

The lower level of gross operating expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $(1,042,012) for the three months ended March 31, 2016 and $(1,470,166) for the three months ended March 31, 2015.

The lesser net investment loss in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to an incentive fee adjustment. Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the three months ended March 31, 2016, we did not have an adjustment. In the three months ended March 31, 2015, we increased our incentive fee accrual by $754,776 due to appreciation of our investments during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended March 31, 2016, and March 31, 2015, is shown below.

Three Months Ended March 31, 2016
Realized gains	$3,314,843
Net change in unrealized depreciation on investments	(10,288,930)
Net realized and unrealized gains/(losses) on investments	$(6,974,087)

As of March 31, 2016
Gross unrealized appreciation on portfolio investments	$15,290,850
Gross unrealized depreciation on portfolio investments	(38,177,368)
Net unrealized depreciation on portfolio investments	$(22,886,518)

Three Months Ended March 31, 2015
Realized gains	$1,320,687
Net change in unrealized appreciation on investments	2,299,884
Net realized and unrealized gains on investments	$3,620,571

As of March 31, 2015
Gross unrealized appreciation on portfolio investments	$14,500,409
Gross unrealized depreciation on portfolio investments	(13,293,690)
Net unrealized appreciation on portfolio investments	$1,206,719

During the three months ended March 31, 2016, we recognized net realized gains of approximately $3,314,843 from the sale of investments. Realized gains were substantially higher than those in the year-ago period due to the successful sale of TapAd to Telenor.

During the three months ended March 31, 2016, net unrealized depreciation on total investments increased by $10,288,930. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Sunrun, Turn and Aliphcom.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended March 31, 2016, the net decrease in net assets resulting from operations totaled $8,016,099 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2016 was $(1.04).

For the three months ended March 31, 2015, the net increase in net assets resulting from operations totaled $2,150,405 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2015 was $0.28.

The larger decrease in net assets resulting from operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, is due primarily to an increase unrealized depreciation from investments, most notably Sunrun, Turn and Aliphcom.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2016, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $3.9 million. Since that date, we have also sold public securities with an aggregate cost of $8.9 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of March 31, 2016, a portion of the Company’s assets (approximately 11.6%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended March 31, 2016 in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: May 10, 2016
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer

Dated: May 10, 2016
	By:	/s/ Omar Billawala
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002