Form 10-Q
period 2016-06-30
Firsthand Technology Value Fund, Inc.
filed 2016-08-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2016 or

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

[ ] Large Accelerated Filer	[X] Accelerated Filer
Non-accelerated Filer	Smaller Reporting Company
	 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $0.001 par value per share	7,564,824

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2016 (Unaudited) and December 31, 2015	3
	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2016, and June 30, 2015 and for the Six Months Ended June 30, 2016, and June 30, 2015	4
	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and the Six Months Ended June 30, 2015	5
	Statements of Changes in Net Assets for the Six Months Ended June 30, 2016 (Unaudited) and the Year Ended December 31, 2015	6
	Selected Per Share Data and Ratios for the Six Months Ended June 30, 2016 (Unaudited), for the Year Ended December 31, 2015, for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011(Commencement of Operations) Through December 31, 2011	7
	Consolidated Schedule of Investments (Unaudited) as of June 30, 2016	8
	Consolidated Notes To Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION		36

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2016 (UNAUDITED)	AS OF DECEMBER 31, 2015
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$80,787,799	$93,589,422
Affiliated investments at acquisition cost	11,898,906	11,034,882
Controlled investments at acquisition cost	89,723,387	78,652,059
Total acquisition cost	$182,410,092	$183,276,363
Unaffiliated investments at market value	$54,137,797	$80,268,986
Affiliated investments at market value	12,904,758	12,928,943
Controlled investments at market value	88,152,392	77,480,846
Total market value* (Note 6)	155,194,947	170,678,775
Cash**	10,651,509	767,286
Escrow cash	—	1,000,000
Receivable from dividends and interest	573,707	3,436,726
Other assets	48,314	786,468
Total Assets	166,468,477	176,669,255
LIABILITIES
Payable to affiliates (Note 4)	836,291	895,372
Consulting fee payable	51,000	29,000
Accrued expenses and other payables	32,002	165,504
Total Liabilities	919,293	1,089,876
NET ASSETS	$165,549,184	$175,579,379
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,565	$7,703
Paid-in-capital	189,501,405	190,538,978
Accumulated net investment loss	(1,902,461)	—
Accumulated net realized gain (loss) from security transactions and written options	5,157,820	(2,369,714)
Net unrealized depreciation on investments and warrants transactions	(27,215,145)	(12,597,588)
NET ASSETS	$165,549,184	$175,579,379
Shares of Common Stock outstanding	7,564,824	7,702,705
Net asset value per share (Note 2)	$21.88	$22.79

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of  06/30/16 and 12/31/15 was 0.09% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Operations
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2016* (UNAUDITED)	JUNE 30, 2015 (UNAUDITED)	JUNE 30, 2016* (UNAUDITED)	JUNE 30, 2015 (UNAUDITED)
INVESTMENT INCOME
Unaffiliated dividend income	$4,342	$68,000	$4,342	$148,000
Unaffiliated interest	11,231	7,681	11,467	15,103
Affiliated/controlled interest	201,307	474,728	360,986	947,463
Royalty income	—	—	—	14,261
TOTAL INVESTMENT INCOME	216,880	550,409	376,795	1,124,827
EXPENSES
Investment advisory fees (Note 4)	836,291	971,371	1,697,112	1,994,761
Administration fees	38,378	30,087	75,255	63,339
Custody fees	3,539	3,673	7,077	8,175
Transfer agent fees	6,244	8,673	13,419	18,015
Registration and filing fees	5,744	5,734	11,487	11,405
Professional fees	81,717	711,361	262,405	846,435
Printing fees	18,939	59,341	37,917	99,810
Trustees fees	25,000	25,000	50,000	50,000
Compliance fees	44,335	—	93,785	—
Miscellaneous fees	17,142	13,723	30,799	26,831
TOTAL GROSS EXPENSES	1,077,329	1,828,963	2,279,256	3,118,771
Incentive fee adjustments (Note 4)	—	(401,080)	—	353,696
TOTAL NET EXPENSES	1,077,329	1,427,883	2,279,256	3,472,467
NET INVESTMENT LOSS	(860,449)	(877,474)	(1,902,461)	(2,347,640)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	864,024	—	503,271	—
Non-affiliated and other assets	3,348,667	121,642	7,024,263	1,290,832
Net realized gains from written options transactions (1)	—	473,497	—	624,994
Net change in unrealized depreciation on investments	(4,600,443)	(2,603,977)	(20,825,801)	(294,886)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	271,816	3,435	6,208,244	(5,772)
Net Realized and Unrealized Gains (Losses) on Investments	(115,936)	(2,005,403)	(7,090,023)	1,615,168
Net Decrease In Net Assets Resulting From Operations	$(976,385)	$(2,882,877)	$(8,992,484)	$(732,472)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.13)	$(0.37)	$(1.17)	$(0.10)

*	Consolidated.
1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Cash Flows

	FOR THE SIX MONTHS ENDED
	JUNE 30, 2016 (UNAUDITED)*	JUNE 30, 2015 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(8,992,484)	$(732,472)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(39,534,269)	(24,176,276)
Proceeds from disposition of investments	49,309,176	33,152,358
Net purchases from short-term investments	(1,381,102)	(2,350,000)
Net proceeds from written options	—	624,994
Proceeds from litigation claim	—	7,782
(Increase) decrease in dividends and interest receivable	2,863,020	(682,731)
Decrease in restricted cash	1,000,000	—
Decrease in payable for investment purchased	—	(38,253,718)
Decrease in payable to affiliates	(59,081)	(323,110)
Decrease in incentive fees payable	—	(10,884,758)
Decrease in other assets	738,153	4,699
Decrease in accrued expenses and other payables	(111,502)	(151,922)
Net realized gain from investments	(7,527,534)	(1,290,832)
Net realized gain from written options	—	(624,994)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	14,617,557	300,658
Net cash provided by (used in) operating activities	10,921,934	(45,380,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(1,037,711)	(19,999,992)
Net cash provided (used) by financing activities	(1,037,711)	(19,999,992)

Net increase (decrease) in cash	9,884,223	(65,380,314)
Cash - beginning of period	767,286	69,014,110
Cash - end of period	$10,651,509	$3,633,796

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Statements of Changes in Net Assets

	FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)*	FOR THE YEAR ENDED DECEMBER 31, 2015*
FROM OPERATIONS:
Net investment loss	$(1,902,461)	$(448,549)
Net realized gains (losses) from security transactions, written options, and warrants transactions	7,527,534	(2,197,728)
Net change in unrealized depreciation on investments and warrants transactions	(14,617,557)	(11,504,423)
Net decrease in net assets from operations	(8,992,484)	(14,150,700)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	(1,037,711)	(19,999,992)
Net decrease in net assets from capital share transactions	(1,037,711)	(19,999,992)
TOTAL DECREASE IN NET ASSETS	(10,030,195)	(34,150,692)
NET ASSETS:
Beginning of period	175,579,379	209,730,071
End of period	$165,549,184	$175,579,379
Accumulated Net Investment Loss	(1,902,461)	—

COMMON STOCK ACTIVITY:
Shares repurchased	(137,881)	(859,468)
Net decrease in shares outstanding	(137,881)	(859,468)
Shares outstanding, beginning of period	7,702,705	8,562,173
Shares outstanding, end of period	7,564,824	7,702,705

*	Consolidated.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2016* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$22.79		$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.25)	(2)	(0.06)	(2)	(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(0.92)		(1.78)		3.04		7.16		(1.01)	(2.68)
Total from investment operations	(1.17)		(1.84)		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		—		(5.86)		(0.32)		—	—
Premiums from shares sold in offerings	—		—		—		—	(3)	0.38	—
Anti-dilutive effect from capital share transactions	0.26		0.14		0.25		—		—	—
Net asset value at end of period	$21.88		$22.79		$24.49		$28.32		$22.90	$23.92
Market value at end of period	$7.45		$8.17		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(3.99)%	(A)	(6.94)%		12.54%		25.30%		(4.26)%	(11.44)%	(A)
Based on Market Value	(8.81)%	(A)	(56.19)%		4.76%		34.61%		21.70%	(46.95)%	(A)
Net assets at end of period (millions)	$165.5		$175.6		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	2.71%	(B)	1.36%	(4)	5.29%	(4)	6.52%	(4)	2.56%	2.76%	(B)
Ratio of total expenses to average net assets, excluding incentive fees	2.71%	(B)	2.68%		3.12%		2.67%		2.56%	2.76%	(B)
Ratio of net investment loss to average net assets	(2.26)%	(B)	(0.24)%		(4.31)%		(5.96)%		(2.12)%	(2.28)%	(B)
Portfolio turnover rate	7%	(A)	22%		95%		17%		10%	18%	(A)

*	Consolidated.
(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Calculated using average shares outstanding.
(3)	Less than $0.005 per share.
(4)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014 and the year December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17% and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
JUNE 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.6%) Consumer Electronics	Common Stock *(1)	2,128,005	$10,108,024	$1,058,257
CLOUDERA, INC. (0.4%) Software	Common Stock *(1)	20,000	580,000	603,432
EQX CAPITAL, INC. (1.2%) Equipment Leasing	Common Stock *(1)(2) Preferred Stock - Series A *(1)(2)	100,000 2,000,000	20,000 2,000,000	20,000 2,000,000
				2,020,000
HERA SYSTEMS, INC. (0.4%) Aerospace	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	697,505
HIGHTAIL, INC. (5.2%) Cloud Computing	Preferred Stock - Series E *(1)	2,268,602	9,932,738	8,588,927
HIKU LABS, INC. (1.4%) Consumer Electronics	Preferred Stock - Series A (1)	3,280,191	2,124,074	2,280,061
INTEVAC, INC. (0.8%) Other Electronics	Common Stock *	243,883	2,721,734	1,385,256
INTRAOP MEDICAL CORP. (16.1%) Medical Devices	Preferred Stock - Series C *(1)(2) Term Note (1)(2) Matures February 2017 Interest Rate 8% Convertible Note (1)(2) Matures July 2016 Interest Rate 15%	26,856,187 3,000,000 1,000,000	26,299,938 3,000,000 1,000,000	22,655,879 3,000,000 1,000,000
				26,655,879
INVENSENSE, INC. (1.5%) Semiconductors	Common Stock *	400,000	6,380,014	2,452,000
NUTANIX, INC. (3.1%) Networking	Preferred Stock - Series A *(1)	227,272	3,999,987	5,092,256
PHUNWARE, INC. (4.2%) Mobile Computing	Preferred Stock - Series E *(1)	3,257,328	9,999,997	6,995,763

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (15.5%) Semiconductor Equipment
Preferred Stock - Series C *(1)(2)
Preferred Stock - Series B *(1)(2)
Preferred Stock - Series A *(1)(2)
Convertible Note (1)(2)
   Matures December 2016
   Interest Rate 20%
Convertible Note (1)(2)
   Matures December 2016
   Interest Rate 10%
Common Stock Warrants *(1)(2)
		2,291,260 13,065,236 11,914,217 500,000 881,102 18,180,475	$2,657,862 6,321,482 6,000,048 500,000 881,102 0	$2,493,807 8,087,381 7,374,900 500,000 881,102 6,234,812
				25,572,002
PURE STORAGE, INC. (0.1%) Computer Storage	Common Stock*	14,000	336,000	152,600
QMAT, INC. (10.0%) Advanced Materials	Preferred Stock - Series A *(1)(2) Preferred Stock Warrants - Series A *(1)(2)	16,000,240 2,000,000	16,000,240 0	16,000,240 599,600
				16,599,840
ROKU, INC. (1.0%) Consumer Electronics	Common Stock *(1)	1,500,000	2,312,500	1,713,750
SILICON GENESIS CORP. (4.6%) Intellectual Property
Preferred Stock - Series 1-E *(1)(2)
Preferred Stock - Series 1-C *(1)(2)
Preferred Stock - Series 1-G *(1)(2)
Preferred Stock - Series 1-H *(1)(2)
Preferred Stock - Series 1-D *(1)(2)
Common Stock *(1)(2)
Common Stock Warrants *(1)(2)
Preferred Stock -Series 1-F *(1)(2)
Common Stock Warrants *(1)(2)
Common Stock Warrants *(1)(2)
		5,704,480 82,914 48,370,793 837,942 850,830 921,892 37,982 912,453 5,000,000 3,000,000	2,946,535 109,518 8,580,979 1,000,000 431,901 169,045 6,678 583,060 0 0	2,667,985 92,441 3,736,160 300,067 254,398 17,885 365 580,594 10,000 6,000
				7,665,895
SUNRUN, INC. (2.4%) Renewable Energy	Common Stock *	674,820	6,417,495	4,001,683

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (4.0%) Consumer Electronics
Convertible Note (1)(2)
     Matures January 2018
     Interest Rate 10%
Convertible Note (1)(2)
     Matures January 2018
     Interest Rate 10%
Convertible Note (1)(2)
     Matures January 2018
     Interest Rate 10%
Preferred Stock - Series A *(1)(2)
Convertible Note (1)(2)
     Matures June 2017
     Interest Rate 10%
		150,000 500,000 300,000 15,238,000 2,000,000	$150,000 500,000 300,000 3,999,999 2,000,000	$150,000 500,000 300,000 3,719,596 2,000,000
6,669,596
TURN INC. (6.0%) Advertising Technology	Convertible Note (1) Matures March 2023 Interest Rate 1.48% Preferred Stock - Series E *(1)	559,360 1,798,562	559,360 15,000,007	559,360 9,275,004
9,834,364
UCT COATINGS, INC. (0.2%) Advanced Materials	Common Stock Warrants *(1) Common Stock *(1)	2,283 1,500,000	67 662,235	3 325,350
325,353
VUFINE, INC. (1.4%) Consumer Electronics	Common Stock *(1)(2) Preferred Stock - Series A *(1)(2)	750,000 22,500,000	15,000 2,250,000	21,675 2,250,000
2,271,675
WRIGHTSPEED, INC. (7.8%) Automotive	Preferred Stock - Series C *(1)(3) Preferred Stock - Series D *(1)(3) Preferred Stock - Series E *(1)(3)	2,267,659 1,100,978 450,814	6,864,023 3,375,887 1,658,996	7,323,858 3,921,904 1,658,996
12,904,758
EXCHANGE TRADED FUNDS — 5.8% ($9,654,095)
iShares Short Treasury Bond ETF		42,100	4,647,229	4,649,945
SPDR Barclays 1-3 Month T-Bill ETF*		109,500	5,006,339	5,004,150
9,654,095

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TOTAL INVESTMENTS
(Cost $182,410,092) — 93.7%				$155,194,947
OTHER ASSETS IN EXCESS OF LIABILITIES — 6.3%				10,354,237

NET ASSETS — 100.0%				$165,549,184

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

ETF Exchange-traded fund.
SPDR Standard & Poor’s Depositary Receipt

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements
JUNE 30, 2016 (UNAUDITED)

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

The Company is an investment company and follows accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946.

CONSOLIDATION OF SUBSIDIARIES. On May 8, 2015, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of the Company named Firsthand Venture Investors (“FVI”), a California general partnership formed on March 30, 2015. After the closing of business on June 30, 2015, the Company contributed substantially all of its assets to FVI in return for a controlling general partner ownership interest in FVI. The transaction was completed July 1, 2015. Under this new structure, we will have all or substantially all of our investment activities conducted through our fully owned subsidiary, FVI.

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at June 30, 2016, were $5,158,556 or 3.1% of the Company’s consolidated net assets. As a result, the financial statements of the Company, FVI and FHL are presented in the report on a consolidated basis.

FHL is treated as a controlled foreign corporation under the Internal Revenue Code and is not expected to be subject to U.S. federal income tax. FVI is treated as a U.S. shareholder of FHL. As a result, FVI is required to include in gross income for U.S. federal tax purposes all of FHL’s income, whether or not such income is distributed by FHL. If a net loss is realized by FHL, such loss is not generally available to offset the income earned by FVI.

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On June 30, 2016, our financial statements include venture capital investments valued at approximately $131.0 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES.  At June 30, 2016, we held $137.5 million in restricted securities.

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

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

The market value of the Company’s purchased options as of June 30, 2016 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the period ended June 30, 2016 can be found on the Statement of Operations.

The average volume of the Fund’s derivatives during the six months ended June 30, 2016 is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	20,574,811	—

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

We plan to invest a substantial portion of our assets in privately-held companies, the securities of which are inherently illiquid.  We also seek to invest in small publicly-traded companies that we believe have exceptional growth potential and to make opportunistic investments in publicly-traded companies, both large and small.  In the case of investments in small publicly-traded companies, although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to lack management depth, have limited or no history of operations and typically have not at tained profitability.  Because of the speculative nature of our investments and the lack of public markets for privately held investments, there is greater risk of loss than is the case with traditional investment securities.

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
JUNE 30, 2016 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2016, there were no accrued incentive fees.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

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
JUNE 30, 2016 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2016:

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets Common Stocks
Advanced Materials	$—	$—	$325,353
Computer Storage	152,600	—	—
Consumer Electronics	—	—	2,793,682
Equipment Leasing	—	—	20,000
Intellectual Property	—	—	17,885
Other Electronics	1,385,256	—	—
Renewable Energy	4,001,683	—	—
Semiconductors	2,452,000	—	—
Software	—	—	603,432
Total Common Stocks	7,991,539	—	3,760,352
Preferred Stocks
Advanced Materials	—	—	16,000,240
Advertising Technology	—	—	9,275,004
Aerospace	—	—	697,505
Automotive	—	—	12,904,758
Cloud Computing	—	—	8,588,927
Consumer Electronics	—	—	8,249,657
Equipment Leasing	—	—	2,000,000
Intellectual Property	—	—	7,631,645
Medical Devices	—	—	22,655,879
Mobile Computing	—	—	6,995,763
Networking	—	—	5,092,256
Semiconductor Equipment	—	—	17,956,088
Total Preferred Stocks	—	—	118,047,722
Asset Derivatives *
Equity Contracts	—	—	6,850,777
Total Asset Derivatives	—	—	6,850,777
Convertible Notes
Advertising Technology	—	—	559,360
Consumer Electronics	—	—	2,950,000
Medical Devices	—	—	4,000,000
Semiconductor Equipment	—	—	1,381,102
Total Convertible Notes	—	—	8,890,462
Exchange-Traded Funds	9,654,095	—	—
Total	$17,645,634	$—	$137,549,313

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of June 30, 2016.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES	NET SALES	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/16
Common Stocks
Advanced Materials	$203,901	$—	$—	$—	$121,452	$—	$325,353
Computer Storage	185,283	—	—	—	(32,683)	(152,600)	—
Consumer Electronics	6,171,863	—	—	—	(3,378,181)	—	2,793,682
Equipment Leasing	—	20,000	—	—	—	—	20,000
Intellectual Property	—	—	—	—	17,885	—	17,885
Internet	333,317	—	(341,749)	(4,216,363)	4,224,795	—	—
Renewable Energy	7,148,368	—	(6,417,495)	—	(730,873)	—	—
Software	557,216	—	—	—	46,216	—	603,432
Preferred Stocks
Advanced Materials	14,000,240	2,000,000	—	—	—	—	16,000,240
Advertising Technology	24,708,708	—	(17,335,528)	7,185,549	(5,283,725)	—	9,275,004
Aerospace	2,000,000	—	—	—	(1,302,495)	—	697,505
Automotive	12,928,943	4,779,956	(4,779,956)	864,024	(888,209)	—	12,904,758
Cloud Computing	9,999,998	373,540	(373,540)	(67,260)	(1,343,811)	—	8,588,927
Consumer Electronics	7,438,704	750,000	—	—	60,953	—	8,249,657
Equipment Leasing	—	2,000,000	—	—	—	—	2,000,000
Intellectual Property	—	9,580,979	—	—	(1,949,334)	—	7,631,645
Medical Devices	22,655,879	—	—	—	—	—	22,655,879
Mobile Computing	7,110,747	—	—	—	(114,984)	—	6,995,763
Networking	4,772,712	—	—	—	319,544	—	5,092,256
Semiconductor Equipment	23,370,825	—	—	—	(5,414,737)	—	17,956,088
Asset Derivatives
Equity Contracts	642,600	—	—	—	6,208,177	—	6,850,777
Convertible Notes
Advertising Technology	—	559,360	—	—	—	—	559,360

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES	NET SALES	NET REALIZED GAINS/(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/16
Consumer Electronics	$2,000,000	$950,000	$—	$—	$—	$—	$2,950,000
Intellectual Property	3,630,383	—	(5,250,000)	(360,753)	1,980,370	—	—
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	—	1,381,102	—	—	—	—	1,381,102
Total	$153,859,687	$22,394,937	$(34,498,268)	$3,405,197	$(7,459,640)	$(152,600)	$137,549,313

(1)	The net change in unrealized depreciation from Level 3 instruments held as of June 30, 2016 was $(12,640,136).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2016.

	FAIR VALUE AT 6/30/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$16.9M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.6x 5 years 54.52% - 64.55% 1.01% 33.2% - 38.1%
Direct venture capital investments: Advertising Technology	$9.8M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate	0.3x 2 years 55.45% 0.58%
Direct venture capital investments: Aerospace	$0.7M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Going Concern Probability Years to Expiration Volatility Risk-Free Rate	50% 5 years 62.34% 1.01%
Direct venture capital investments: Automotive	$12.9M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	3 years 63.64% 0.71%
Direct venture capital investments: Cloud Computing	$8.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 37.32% 0.58%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

	FAIR VALUE AT 6/30/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Consumer Electronics	$13.9M	Prior Transaction Analysis Probability-Weighted Expected Return Invested Capital(Cost) Option Pricing Model	IPO Exit Probability Merger & Acquisition Probability Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	75% 25% 2 years - 5 years 50.26% - 64.94% 0.58% - 1.01% 0.0% - 31.0%
Direct venture capital investments: Equipment Leasing	$2.0M	Prior Transaction Analysis
Direct venture capital investments: Intellectual Property	$7.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	5 years 50.58% 1.01% 31.10%
Direct venture capital investments: Medical Devices	$26.7M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	4 years 59.86% 0.86%
Direct venture capital investments: Mobile Computing	$7.0M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 65.26% 0.58%
Direct venture capital investments: Networking	$5.1M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.5 years 36.94% 0.36% 8.1%
Direct venture capital investments: Semiconductor Equipment	$25.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	2 years 50.0% 0.58% 21.2%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	1 year 55.30% 0.45% 16.9%

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

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

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the six months ended June 30, 2016.

PURCHASES AND SALES
Purchases of investment securities	$39,534,269
Proceeds from sales and maturities of investment securities	$49,193,492

NOTE 9.  SHARE BUYBACK

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

On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund may purchase in the open market up to $2 million worth of its common stock. The Plan allows the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan is to increase NAV per share and thereby enhance shareholder value. Executing the Plan may also moderate the discount at which the Fund’s shares currently trade. Based on the closing price of $7.40 per share for the Fund’s common stock as of April 26, 2016 on the Nasdaq Global Market, the Fund has been authorized to repurchase approximately 3.5% of its outstanding stock. The Fund expects the Plan will be in effect until September 30, 2016, or until the approved dollar amount has been used to repurchase shares. There is no assurance that the Fund will purchase shares at any specific discount levels or in any specific amounts. There is no assurance that market price of the Fund’s shares, either absolutely or relative to NAV, will increase as a result of any share repurchases, or that the plan will enhance shareholder value over the long term.

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

NOTE 10.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2015, through June 30, 2016 is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/16	ACQUISITION COST
EQX, Inc. Common Stock*	-	100,000	-	100,000	$-	$-	$20,000	$20,000
EQX, Inc. Preferred Stock - Series A*	-	2,000,000	-	2,000,000	-	-	2,000,000	2,000,000
Hera Systems, Inc. Series A Preferred*	3,642,324	-	-	3,642,324	-	-	697,505	2,000,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	-	-	26,856,187	-	-	22,655,879	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	-	-	1,000,000	-	74,795	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	-	-	3,000,000	-	119,671	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	-	-	11,914,217	-	-	7,374,900	6,000,048
Pivotal Systems, Series B Preferred*	13,065,236	-	-	13,065,236	-	-	8,087,381	6,321,482
Pivotal Systems, Series C Preferred*	2,291,260	-	-	2,291,260	-	-	2,493,807	2,657,862
Pivotal Systems, Convertible Note*	-	500,000	-	500,000	-	21,918	500,000	500,000
Pivotal Systems, Convertible Note*	-	881,102	-	881,102	-	20,559	881,102	881,102
Pivotal Systems, Common Stocks Warrants*	-	18,180,475	-	18,180,475	-	-	6,234,812	-
QMAT, Preferred Stock Series A*	14,000,240	2,000,000	-	16,000,240	-	-	16,000,240	16,000,240
QMAT, Series A Warrant*	2,000,000	-	-	2,000,000	-	-	599,600	-

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/16	ACQUISITION COST
Silicon Genesis Corp., Common *	921,892	-	-	921,892	$-	$-	$17,885	$169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	-	(1,250,000)	-	(360,753)	-	-	-
Silicon Genesis Corp., Convertible Note*	1,000,000	-	(1,000,000)	-	-	-	-	-
Silicon Genesis Corp., Term Note*	3,000,000	-	(3,000,000)	-	-	-	-	-
Silicon Genesis Corp., Common Warrant*	37,982	-	-	37,982	-	-	365	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	-	-	5,000,000	-	-	10,000	-
Silicon Genesis Corp., Common Warrant*	3,000,000	-	-	3,000,000	-	-	6,000	-
Silicon Genesis Corp., Series 1-C Preferred*	82,914	-	-	82,914	-	-	92,441	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	-	-	850,830	-	-	254,398	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	-	-	5,704,480	-	-	2,667,985	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	-	-	912,453	-	-	580,594	583,060
Silicon Genesis Corp., Series 1-G Preferred*	-	48,370,793	-	48,370,793	-	-	3,736,160	8,580,979
Silicon Genesis Corp., Series 1-H Preferred*	-	837,942	-	837,942	-	-	300,067	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	-	-	2,000,000	-	101,111	2,000,000	2,000,000
Telepathy Investors, Inc. Convertible Note*	-	150,000	-	150,000	-	411	150,000	150,000
Telepathy Investors, Inc. Convertible Note*	-	500,000	-	500,000	-	9,863	500,000	500,000
Telepathy Investors, Inc. Convertible Note*	-	300,000	-	300,000	-	12,658	300,000	300,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	-	-	15,238,000	-	-	3,719,596	3,999,999
Vufine, Inc., Series A Preferred*	15,000,000	7,500,000	-	22,500,000	-	-	2,250,000	2,250,000
Vufine, Inc., Common Stock*	750,000	-	-	750,000	-	-	21,675	15,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2016 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/16	ACQUISITION COST
Wrightspeed, Inc. Series C Preferred	2,267,659	1,480,000	(1,480,000)	2,267,659	$864,024	$-	$7,323,858	$6,864,023
Wrightspeed, Inc. Series D Preferred	1,100,978	-	-	1,100,978	-	-	3,921,904	3,375,887
Wrightspeed, Inc. Series E Preferred	450,814	-	-	450,814	-	-	1,658,996	1,658,996
Total Affiliates and Controlled Investments							101,057,150	101,622,293
Total Affiliates							12,904,758	11,898,906
Total Controlled Investments							$88,152,392	$89,723,387

*	Controlled investment.

As of June 30, 2016, Kevin Landis represents the Company and sits on the board of directors of EQX Capital, Inc.; Hera Systems, Inc.; Hiku Labs, Inc.; IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2016, and through the date of the issuance of the financial statements, the Company has repurchased and canceled 20,293 shares of SVVC for a total cost of approximately $151,000.

See accompanying notes to financial statements

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $155.2 million as of June 30, 2016 as compared to approximately $170.7 million as of December 31, 2015.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Medical Devices	16.1%	15.2%
Semiconductor Equipment	15.5%	19.9%
Advanced Materials	10.2%	8.4%
Consumer Electronics	8.4%	8.9%
Automotive	7.8%	7.4%
Adverising Technology	6.0%	14.1%
Cloud Computing	5.2%	5.7%
Intellectual Property	4.6%	2.0%
Mobile Computing	4.2%	4.1%
Networking	3.1%	2.7%
Renewable Energy	2.4%	4.1%
Semiconductor	1.5%	2.3%
Equipment Leasing	1.2%	0.0%
Other Electronics	0.8%	0.7%
Aerospace	0.4%	1.1%
Software	0.4%	0.3%
Computer Storage	0.1%	0.1%
Internet	0.0%	0.2%
Exchange-Traded Funds	5.8%	0.0%
Other Assets in Excess of Liabilities	6.3%	2.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015.

INVESTMENT INCOME
For the three months ended June 30, 2016, we had investment income of $216,880 primarily attributable to interest accrued on convertible/term note investments with Pivotal Systems, Telepathy Investors and IntraOp Medical Corp.

For the three months ended June 30, 2015, we had investment income of $550,409 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems, and IntraOp Medical Corp.

The lower level of interest income in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to convertible note investments in Silicon Genesis being paid off in the first quarter of 2016.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,077,329 during the three months ended June 30, 2016 and $1,828,963 during the three months ended June 30, 2015.

Significant components of gross operating expenses for the three months ended June 30, 2016, were management fee expense of $836,291, and professional fees (audit, legal, and consulting) of $81,717.  Significant components of operating expenses for the three months ended June 30, 2015, were management fee expense of $971,371, and professional fees (audit, legal, and consulting) of $711,361.

The lower level of gross operating expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily attributable to fees associated with the bankruptcy hearings for one of our investments in the three months ended June 30, 2015 and a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $860,449 for the three months ended June 30, 2016 and $877,474 for the three months ended June 30, 2015.

The lesser net investment loss in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily attributable to fees associated with the bankruptcy hearings for one of our investments in the three months ended June 30, 2015.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and losses on investments for the three month periods ended June 30, 2016, and June 30, 2015, is shown below.

Three Months Ended June 30, 2016
Realized gains	$4,212,691
Net change in unrealized depreciation on investments	(4,328,627)
Net realized and unrealized loss on investments	$(115,936)

As of June 30, 2016
Gross unrealized appreciation on portfolio investments	$12,283,155
Gross unrealized depreciation on portfolio investments	(39,498,300)
Net unrealized depreciation on portfolio investments	$(27,215,145)

Three Months Ended June 30, 2015
Realized gains	$595,139
Net change in unrealized appreciation on investments	(2,600,542)
Net realized and unrealized gain on investments	$(2,005,403)

As of June 30, 2015
Gross unrealized appreciation on portfolio investments	$14,017,439
Gross unrealized depreciation on portfolio investments	(15,411,262)
Net unrealized depreciation on portfolio investments	$(1,393,823)

During the three months ended June 30, 2016, we recognized net realized gains of $4,212,691. Realized gains were higher than those in the year-ago period due to the successful sale of Mattson.

During the three months ended June 30, 2016, net unrealized depreciation on total investments increased by $4,328,627. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a reclassification of Mattson’s appreciation to realized gains.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended June 30, 2016, the net decrease in net assets resulting from operations totaled $976,385 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2016 was $(0.13).

For the three months ended June 30, 2015, the net decrease in net assets resulting from operations totaled $2,882,877 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2015 was $(0.37).

The lesser decrease in net assets resulting from operations for the three months ended June 30, 2016 as compared to the increase in net assets resulting from operations for the three months ended June 30, 2015, is due primarily to a slower growth in our unrealized appreciation on investments.

The following information is a comparison for the six months ended June 30, 2016, and the six months ended June 30, 2015.

INVESTMENT INCOME
For the six months ended June 30, 2016, we had investment income of $376,795 primarily attributable to interest accrued on convertible/term note investments with Pivotal Systems, Telepathy Investors and IntraOp Medical Corp.

For the six months ended June 30, 2015, we had investment income of $1,124,827 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

The lower level of interest income in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due primarily to convertible note investments in Silicon Genesis being paid off in the first quarter of 2016.

OPERATING EXPENSES
Gross operating expenses totaled approximately $2,279,256 during the six months ended June 30, 2016 and $3,118,771 during the six months ended June 30, 2015.

Significant components of gross operating expenses for the six months ended June 30, 2016, were management fee expense of $1,697,112 and professional fees (audit, legal, and consulting) of $262,405.  Significant components of operating expenses for the six months ended June 30, 2015, were management fee expense of $1,994,761 and professional fees (audit, legal, and consulting) of $846,435.

The lower level of gross operating expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily attributable to fees associated with the bankruptcy hearings of one of our investments in the six months ended June 30, 2015 and a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $1,902,461 for the six months ended June 30, 2016 and $2,347,640 for the six months ended June 30, 2015.

The lower net investment loss in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to an incentive fee adjustment, decrease in our net assets, on which the investment advisory fees are based and a decrease in professional fees.  Each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter.  In the six months ended June 30, 2016, there was not an adjustment as opposed to an increased adjustment to our incentive fee accrual by $353,696 during the six months ended June 30, 2015.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the six month periods ended June 30, 2016, and June 30, 2015, is shown below.
Six Months Ended June 30, 2016
Realized gains	$7,527,534
Net change in unrealized depreciation on investments	(14,617,557)
Net realized and unrealized losses on investments	$(7,090,023)

As of June 30, 2016
Gross unrealized appreciation on portfolio investments	$12,283,155
Gross unrealized depreciation on portfolio investments	(39,498,300)
Net unrealized appreciation on portfolio investments	$(27,215,145)

Six Months Ended June 30, 2015
Realized gains	$1,915,826
Net change in unrealized appreciation on investments	(300,658)
Net realized and unrealized gains on investments	$1,615,168

As of June 30, 2015
Gross unrealized appreciation on portfolio investments	$14,017,439
Gross unrealized depreciation on portfolio investments	(15,411,262)
Net unrealized appreciation on portfolio investments	$(1,393,823)

During the six months ended June 30, 2016, we recognized net realized gains of $7,527,534 from the sale of investments. Realized gains were higher than those in the year-ago period due to the successful sales of Mattson and TapAd.

During the six months ended June 30, 2016, net unrealized depreciation on total investments increased by $14,617,557. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a reclassification of Mattson’s appreciation to realized gains and a decrease in valuation to our Aliphcom, Turn and Sunrun investments.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the six months ended June 30, 2016, the net decrease in net assets resulting from operations totaled $8,992,484 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2016 was $(1.17).

For the six months ended June 30, 2015, the net decrease in net assets resulting from operations totaled $732,472 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2016 was $(0.10).

The greater decrease in net assets resulting from operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, is due primarily to the change in unrealized depreciation resulting from decreases in valuation from our Aliphcom, Turn and Sunrun investments.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2016, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased private securities with an aggregate cost of approximately $1.0 million.
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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of June 30, 2016, a portion of the Company’s assets (approximately 6.4%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended June 30, 2016 in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Dated: August 9, 2016
	By:	/s/ Kevin Landis
Kevin Landis
Chief Executive Officer

Dated: August 9, 2016
	By:	/s/ Omar Billawala
Omar Billawala
Chief Financial Officer

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002