Form 10-Q
period 2016-09-30
Firsthand Technology Value Fund, Inc.
filed 2016-11-08
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2016 or

[ ]	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Exact Name of Registrant as Specified in Charter)

MARYLAND	27-3008946
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No)

150 Almaden Boulevard, Suite 1250
San Jose, California	95113
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 886-7096

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] [   ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.001 par value per share	7,430,697

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2016 (Unaudited) and December 31, 2015	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2016, and September 30, 2015 and for the Nine Months Ended September 30, 2016, and September 30, 2015	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 (Unaudited) and the Nine Months Ended September 30, 2015	5
	Consolidated Statements of Changes in Net Assets for the Nine Months Ended September 30, 2016 (Unaudited) and the Year Ended December 31, 2015	6
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2016 (Unaudited) (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, for the Year Ended December 31, 2012, and for the Period April 18, 2011 (Commencement of Operations) Through December 31, 2011	7
	Consolidated Schedule of Investments (Unaudited) as of September 30, 2016	8
	Consolidated Notes To Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION		36
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2016 (UNAUDITED)	AS OF DECEMBER 31, 2015
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$73,856,147	$93,589,422
Affiliated investments at acquisition cost	11,898,906	11,034,882
Controlled investments at acquisition cost	90,309,586	78,652,059
Total acquisition cost	$176,064,639	$183,276,363
Unaffiliated investments at market value	$58,074,704	$80,268,986
Affiliated investments at market value	11,231,084	12,928,943
Controlled investments at market value	80,268,872	77,480,846
Total market value* (Note 6)	149,574,660	170,678,775
Cash**	9,694,433	767,286
Escrow cash	—	1,000,000
Receivable from dividends and interest	649,561	3,436,726
Other assets	10,328	786,468
Total Assets	159,928,982	176,669,255

LIABILITIES
Payable for securities purchased	3,056,390	—
Payable to affiliates (Note 4)	1,649,625	895,372
Consulting fee payable	52,000	29,000
Accrued expenses and other payables	93,961	165,504
Total Liabilities	4,851,976	1,089,876
NET ASSETS	$155,077,006	$175,579,379

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,431	$7,703
Paid-in-capital	188,533,815	190,538,978
Accumulated net investment loss	(2,824,486)	—
Accumulated net realized losses from security transactions and written options	(4,149,775)	(2,369,714)
Net unrealized depreciation on investments and warrants transactions	(26,489,979)	(12,597,588)
NET ASSETS	$155,077,006	$175,579,379

Shares of Common Stock outstanding	7,430,697	7,702,705
Net asset value per share (Note 2)	$20.87	$22.79

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Institutional Money Market Treasury Portfolio which invests primarily in U.S. Treasury securities. The yield as of 09/30/16 and 12/31/2015 was 0.20% and 0.01%, respectively. Please see https://fundresearch.fidelity. com/ mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Conslidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPT 30, 2016	SEPT 30, 2015	SEPT 30, 2016	SEPT 30, 2015
INVESTMENT INCOME
Unaffiliated dividend income	$9,205	$—	$13,547	$148,000
Unaffiliated interest	2,931	32,723	14,398	47,826
Affiliated/controlled interest	227,875	490,928	588,861	1,438,391
Royalty income	—	—	—	14,261
TOTAL INVESTMENT INCOME	240,011	523,651	616,806	1,648,478

EXPENSES
Investment advisory fees (Note 4)	813,334	936,770	2,510,446	2,931,531
Administration fees	45,326	43,900	120,581	107,239
Custody fees	2,377	2,251	9,454	10,426
Transfer agent fees	6,842	8,384	20,261	26,399
Registration and filing fees	5,806	5,798	17,293	17,203
Professional fees	194,218	110,614	456,623	957,049
Printing fees	(2,913)	50,136	35,004	149,946
Trustees fees	25,000	25,000	75,000	75,000
Compliance fees	47,407	—	141,192	—
Miscellaneous fees	24,639	29,664	55,438	56,495
TOTAL GROSS EXPENSES	1,162,036	1,212,517	3,441,292	4,331,288
Incentive fee adjustments (Note 4)	—	(2,753,010)	—	(2,399,314)
TOTAL NET EXPENSES	1,162,036	(1,540,493)	3,441,292	1,931,974

NET INVESTMENT INCOME (LOSS)	(922,025)	2,064,144	(2,824,486)	(283,496)

Net Realized and Unrealized Loss on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	(3,538,500)	—	(3,035,229)	—
Non-affiliated and other assets	(5,769,095)	(3,725,521)	1,255,168	(2,434,689)
Net realized gains from written options transactions (1)	—	—	—	624,994
Net change in unrealized appreciation (depreciation) on investments	2,412,019	(10,093,234)	(18,413,782)	(10,388,120)
Net change in unrealized appreciation (depreciation) on warrants transactions (1)	(1,686,853)	53,706	4,521,391	47,934
Net Realized and Unrealized Gains (Losses) on Investments	(8,582,429)	(13,765,049)	(15,672,452)	(12,149,881)
Net Decrease In Net Assets Resulting From Operations	$(9,504,454)	$(11,700,905)	$(18,496,938)	$(12,433,377)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(1.26)	$(1.49)	$(2.43)	$(1.59)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(18,496,938)	$(12,433,377)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(62,754,261)	(38,491,828)
Proceeds from disposition of investments	69,315,924	47,408,157
Net purchases from short-term investments	(1,130,000)	(1,500,000)
Net proceeds from written options	—	624,994
Proceeds from litigation claim	—	7,783
Increase in receivable for investment sold	—	(2,657,611)
Decrease (increase) in dividends and interest receivable	2,787,165	(315,664)
Increase (decrease) in payable for investment purchased	3,056,390	(38,253,718)
Increase (decrease) in payable to affiliates	754,253	(357,711)
Decrease in incentive fees payable	—	(13,637,768)
Decrease (increase) in other assets	776,140	(231,225)
Decrease in accrued expenses and other payables	(48,543)	(196,656)
Decrease in restricted cash	1,000,000	—
Net realized loss from investments	1,780,061	2,434,689
Net realized gain from written options	—	(624,994)
Net unrealized depreciation from investments, other assets, and warrants transactions	13,892,391	10,340,186
Net cash provided by (used in) operating activities	10,932,582	(47,884,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares redeemed	—	(19,999,992)
Cost of shares repurchased	(2,005,435)	—
Net cash used by financing activities	(2,005,435)	(19,999,992)

Net increase (decrease) in cash	8,927,147	(67,884,735)
Cash - beginning of period	767,286	69,014,110
Cash - end of period	$9,694,433	$1,129,375

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2015
FROM OPERATIONS:

Net investment loss	$(2,824,486)	$(448,549)
Net realized losses from security transactions and written options	(1,780,061)	(2,197,728)
Net change in unrealized depreciation on investments and warrants transactions	(13,892,391)	(11,504,423)
Net decrease in net assets from operations	(18,496,938)	(14,150,700)

FROM CAPITAL SHARE TRANSACTIONS:

Proceeds for shares redeemed	—	(19,999,992)
Cost of shares repurchased	(2,005,435)	—
Net decrease in net assets from capital share transactions	(2,005,435)	(19,999,992)
TOTAL DECREASE IN NET ASSETS	(20,502,373)	(34,150,692)

NET ASSETS:

Beginning of period	175,579,379	209,730,071
End of period	$155,077,006	$175,579,379
Accumulated Net Investment Loss	(2,824,486)	—

COMMON STOCK ACTIVITY:

Shares repurchased	(272,008)	(859,468)
Net decrease in shares outstanding	(272,008)	(859,468)
Shares outstanding, beginning of period	7,702,705	8,562,173
Shares outstanding, end of period	7,430,697	7,702,705

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPT 30, 2016* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE PERIOD ENDED DECEMBER 31, 2011(1)
Net asset value at beginning of period	$22.79		$24.49		$28.32		$22.90		$23.92	$27.01
Income from investment operations:
Net investment loss	(0.37	)(2)	(0.06	)(2)	(1.26)		(1.42)		(0.39)	(0.41)
Net realized and unrealized gains (losses) on investments	(2.08)		(1.78)		3.04		7.16		(1.01)	(2.68)
Total from investment operations	(2.45)		(1.84)		1.78		5.74		(1.40)	(3.09)

Distributions from:
Realized capital gains	—		—		(5.86)		(0.32)		—	—
Premiums from shares sold in offerings	—		—		—		—	(3)	0.38	—
Anti-dilutive effect from capital share transactions	0.53		0.14		0.25		—		—	—
Net asset value at end of period	$20.87		$22.79		$24.49		$28.32		$22.90	$23.92
Market value at end of period	$7.85		$8.17		$18.65		$23.17		$17.44	$14.33

Total return
Based on Net Asset Value	(8.42	)%(A)	(6.94)%		12.54%		25.30%		(4.26)%	(11.44	)%(A)
Based on Market Value	(3.92	)%(A)	(56.19)%		4.76%		34.61%		21.70%	(46.95	)%(A)
Net assets at end of period (millions)	$155.0		$175.6		$209.7		$256.9		$195.9	$83.63
Ratio of total expenses to average net assets	2.77	%(B)	1.36	%(4)	5.29	%(4)	6.52	%(4)	2.56%	2.76	%(B)
Ratio of total expenses to average net assets, excluding incentive fees	2.77	%(B)	2.68%		3.12%		2.67%		2.56%	2.76	%(B)
Ratio of net investment loss to average net assets	(2.27	)%(B)	(0.24)%		(4.31)%		(5.96)%		(2.12)%	(2.28	)%(B)
Portfolio turnover rate	39	%(A)	22%		95%		17%		10%	18	%(A)

*	Consolidated.
(1)	For the period April 18, 2011 (inception) through December 31, 2011.
(2)	Calculated using average shares outstanding.
(3)	Less than $0.005 per share.
(4)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014 and the year December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17% and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
SEPTEMBER 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.8%)	Common Stock *(1)	2,128,005	$10,108,024	$1,285,528
Consumer Electronics
CLOUDERA, INC. (0.4%)	Common Stock *(1)	20,000	580,000	612,278
Software
EQX CAPITAL, INC. (1.3%)	Common Stock *(1)(2)	100,000	20,000	42,630
Equipment Leasing	Preferred Stock - Series A *(1)(2)	2,000,000	2,000,000	1,977,400
				2,020,030
HERA SYSTEMS, INC. (0.4%)	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	593,699
Aerospace	Convertible Note (1)(2)
	Matures August 2017			30,000
	Interest Rate 6%	30,000	30,000	623,699
HIGHTAIL, INC. (5.5%)	Preferred Stock - Series E *(1)(4)	2,268,602	9,620,188	8,576,450
Cloud Computing
HIKU LABS, INC. (0.9%)	Preferred Stock - Series A (1)	3,280,191	2,124,074	1,337,333
Consumer Electronics	Convertible Note (1)
	Matures August 2017
	Interest Rate 6%	100,000	100,000	100,000
				1,437,333
INTEVAC, INC. (0.9%)	Common Stock *	243,883	2,721,734	1,438,910
Other Electronics
INTRAOP MEDICAL CORP. (17.5%)	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	23,070,270
Medical Devices	Term Note (1)(2)
	Matures February 2017
	Interest Rate 8%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)
	Matures July 2017
	Interest Rate 15%	1,000,000	1,000,000	1,000,000
				27,070,270
INVENSENSE, INC. (1.0%)	Common Stock *	200,000	3,138,624	1,484,000
Semiconductors
NUTANIX, INC. (9.3%)	Common Stock *(1)	459,772	7,376,112	14,459,829
Networking

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (4.5%)	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$7,014,330
Mobile Computing
PIVOTAL SYSTEMS CORP. (15.9%)	Preferred Stock - Series D *(1)(2)	6,237,978	3,975,801	4,067,786
Semiconductor Equipment	Preferred Stock - Series C *(1)(2)	2,291,260	2,657,862	2,282,324
	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	6,982,062
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	6,366,958
	Common Stock Warrants *(1)(2)	4,158,654	0	276,966
	Common Stock Warrants *(1)(2)	18,180,475	0	4,674,200
				24,650,296
PURE STORAGE, INC. (0.1%)	Common Stock*	14,000	336,000	189,700
Computer Storage
QMAT, INC. (5.6%)	Preferred Stock - Series A *(1)(2)	16,000,240	16,000,240	7,923,319
Advanced Materials	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	0	190,800
	Preferred Stock - Series B *(1)(2)	500,000	500,000	500,000
				8,614,119
ROKU, INC. (1.1%)	Common Stock *(1)	1,500,000	2,312,500	1,697,700
Consumer Electronics
SILICON GENESIS CORP. (4.8%)	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	2,486,012
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	89,804
	Preferred Stock - Series 1-G *(1)(2)(5)	48,370,793	5,042,479	3,686,822
	Preferred Stock - Series 1-H *(1)(2)	837,942	1,000,000	280,627
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	250,229
	Common Stock *(1)(2)	921,892	169,045	19,175
	Common Stock Warrants *(1)(2)	37,982	6,678	422
	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	539,351
	Common Stock Warrants *(1)(2)	5,000,000	0	13,500
	Common Stock Warrants *(1)(2)	3,000,000	0	8,100
				7,374,042
SUNRUN, INC. (2.7%)	Common Stock *	674,820	6,417,495	4,251,366
Renewable Energy

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (4.3%)	Convertible Note (1)(2)
Consumer Electronics	Matures January 2018
	Interest Rate 10%	150,000	$150,000	$150,000
	Convertible Note (1)(2)
	Matures January 2018
	Interest Rate 10%	500,000	500,000	500,000
	Convertible Note (1)(2)
	Matures January 2018
	Interest Rate 10%	300,000	300,000	300,000
	Preferred Stock - Series A *(1)(2)	15,238,000	3,999,999	3,693,691
	Convertible Note (1)(2)
	Matures June 2017
	Interest Rate 10%	2,000,000	2,000,000	2,000,000
				6,643,691
TURN INC. (5.6%)	Convertible Note (1)
Advertising Technology	Matures March 2023
	Interest Rate 1.48%	559,360	559,360	559,360
	Preferred Stock - Series E *(1)(5)	1,798,562	11,339,911	8,183,817
				8,743,177
UCT COATINGS, INC. (0.3%)	Common Stock Warrants *(1)	2,283	67	3
Advanced Materials	Common Stock *(1)	1,500,000	662,235	427,500
				427,503

VUFINE, INC. (2.1%)	Common Stock *(1)(2)	750,000	15,000	22,725
Consumer Electronics	Preferred Stock - Series A *(1)(2)	22,500,000	2,250,000	2,250,000
	Convertible Note (1)(2)
	Matures March 2023
	Interest Rate 1.48%	1,000,000	1,000,000	1,000,000
				3,272,725
WRIGHTSPEED, INC. (7.2%)	Preferred Stock - Series C *(1)(3)(4)	2,267,659	6,864,023	6,295,021
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,460,594
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,475,469
				11,231,084
EXCHANGE-TRADED FUNDS — 4.2% ($6,456,600)
iShares Short Treasury Bond ETF		40,000	3,403,436	3,401,600
SPDR Barclays 1-3 Month T-Bill ETF*		100,000	3,056,390	3,055,000
				6,456,600

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2016 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TOTAL INVESTMENTS (Cost $176,064,639) — 96.4%				$149,574,660

OTHER ASSETS IN EXCESS OF LIABILITIES — 3.6%				5,502,346

NET ASSETS — 100.0%				$155,077,006

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).
(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).

ETF Exchange-traded fund.
SPDR Standard & Poor’s Depositary Receipt

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements
SEPTEMBER 30, 2016 (UNAUDITED)

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at September 30, 2016, were $6,376,780 or 4.1% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at September 30, 2016, were $7,035,892 or 4.5% of the Company’s consolidated net assets. The financial statements of the Company, FVI and FHL and FDL are presented in the report on a consolidated basis.

FHL and FDL are both treated as a controlled foreign corporation under the Internal Revenue Code and are not expected to be subject to U.S. federal income tax. FVI is treated as a U.S. shareholder of each of FHL and FDL. As a result, FVI is required to include in gross income for U.S. federal tax purposes all of FHL and FDL’s income, whether or not such income is distributed by FHL or FDL. If a net loss is realized by FHL or FDL, such loss is not generally available to offset the income earned by FVI.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On September 30, 2016, our financial statements include venture capital investments valued at approximately $121.3 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2016, we held $135.8 million in restricted securities.

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
SEPTEMBER 30, 2016 (UNAUDITED)

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

The market value of the Company’s purchased options as of September 30, 2016 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the period ended September 30, 2016 can be found on the Statement of Operations.

The average volume of the Fund’s derivatives during the nine months ended September 30, 2016 is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	23,284,455	—

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
SEPTEMBER 30, 2016 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of September 30, 2016, there were no accrued incentive fees.

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
SEPTEMBER 30, 2016 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2016:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$427,500
Computer Storage	189,700	—	—
Consumer Electronics	—	—	3,005,953
Equipment Leasing	—	—	42,630
Intellectual Property	—	—	19,175
Other Electronics	1,438,910	—	—
Renewable Energy	4,251,366	—	—
Semiconductors	1,484,000	—	—
Networking	—	—	5,739,625
Software	—	—	612,278
Total Common Stocks	7,363,976	—	9,847,161
Preferred Stocks
Advanced Materials	—	—	8,423,319
Advertising Technology	—	—	8,183,817
Aerospace	—	—	593,699
Automotive	—	—	11,231,084
Cloud Computing	—	—	8,576,450
Consumer Electronics	—	—	7,281,024
Equipment Leasing	—	—	1,977,400
Intellectual Property	—	—	7,332,845
Medical Devices	—	—	23,070,270
Mobile Computing	—	—	7,014,330
Networking	—	—	8,720,204
Semiconductor Equipment	—	—	19,699,130
Total Preferred Stocks	—	—	112,103,572
Asset Derivatives *
Equity Contracts	—	—	5,163,991
Total Asset Derivatives	—	—	5,163,991
Convertible Notes
Advertising Technology	—	—	559,360
Aerospace	—	—	30,000
Consumer Electronics	—	—	4,050,000
Medical Devices	—	—	4,000,000
Total Convertible Notes	—	—	8,639,360
Exchange-Traded Funds	6,456,600	—	—
Total	$13,820,576	$—	$135,754,084

*	Asset derivatives include warrants.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market.  Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.  Transfers in and out of the levels are recognized at the value at the end of the quarter.  There were no transfers between Levels 1 and 2 as of September 30, 2016.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES	NET SALES	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/16
Common Stocks
Advanced Materials	$203,901	$—	$—	$—	$223,599	$—	$427,500
Computer Storage	185,283	—	—	—	150,717	(336,000)	—
Consumer Electronics	6,171,863	—	—	—	(3,165,910)	—	3,005,953
Equipment Leasing	—	20,000	—	—	22,630	—	42,630
Intellectual Property	—	—	—	—	19,175	—	19,175
Internet	333,317	—	(341,749)	(4,216,363)	4,224,795	—	—
Renewable Energy	7,148,368	—	—	—	(730,873)	(6,417,495)	—
Networking	—	2,476,125	—	—	3,263,500	—	5,739,625
Software	557,216	—	—	—	55,062	—	612,278
Preferred Stocks
Advanced Materials	14,000,240	2,500,000	—	—	(8,076,921)	—	8,423,319
Advertising Technology	24,708,708	—	(17,335,528)	7,185,550	(6,374,913)	—	8,183,817
Aerospace	2,000,000	—	—	—	(1,406,301)	—	593,699
Automotive	12,928,943	4,779,956	(4,779,956)	864,024	(2,561,883)	—	11,231,084
Cloud Computing	9,999,998	373,540	(373,540)	(67,260)	(1,356,288)	—	8,576,450
Consumer Electronics	7,438,704	750,000	—	—	(907,680)	—	7,281,024
Equipment Leasing	—	2,000,000	—	—	(22,600)	—	1,977,400
Intellectual Property	—	9,580,978	—	—	(2,248,133)	—	7,332,845
Medical Devices	22,655,879	—	—	—	414,391	—	23,070,270
Mobile Computing	7,110,747	—	—	—	(96,417)	—	7,014,330
Networking	4,772,712	900,000	—	—	3,047,492	—	8,720,204
Semiconductor Equipment	23,370,825	3,975,801	—	—	(7,647,496)	—	19,699,130
Asset Derivatives
Equity Contracts	642,600	—	—	—	4,521,391	—	5,163,991

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES	NET SALES	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/16
Convertible Notes
Advertising Technology	$—	$559,360	$—	$—	$—	$—	$559,360
Aerospace	—	30,000	—	—	—	—	30,000
Consumer Electronics	2,000,000	2,050,000	—	—	—	—	4,050,000
Intellectual Property	3,630,383	—	(5,250,000)	(360,753)	1,980,370	—	—
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	—	1,381,102	(1,381,102)	—	—	—	—
Total	$153,859,687	$31,376,862	$(29,461,875)	$3,405,198	$(16,672,293)	$(6,753,495)	$135,754,084

(1)	The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2016 was $22,036,190.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2016.

	FAIR VALUE AT 9/30/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$9.1M	Market Comparable Companies	Revenue Multiple	0.7x
			Years to Expiration	5 years
		Prior Transaction Analysis	Volatility	55.0% - 60.0%
			Risk-Free Rate	1.14%
		Option Pricing Model	Discount for Lack of Marketability	33.2% - 35.7%
Direct venture capital investments: Advertising Technology	$8.7M	Market Comparable Companies	Revenue Multiple	0.3x
			Years to Expiration	2 years
		Option Pricing Model	Volatility	55.0%
			Risk-Free Rate	0.77%
Direct venture capital investments: Aerospace	$0.6M	Prior Transaction Analysis	Going Concern Probability	40%
			Years to Expiration	5 years
		Probability-Weighted Expected Return	Volatility	60.0%
			Risk-Free Rate	1.14%
		Option Pricing Model
Direct venture capital investments: Automotive	$11.2M	Prior Transaction Analysis	Years to Expiration	3 years
			Volatility	55.0%
		Option Pricing Model	Risk-Free Rate	0.88%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

	FAIR VALUE AT 9/30/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Cloud Computing	$8.6M	Prior Transaction Analysis	Years to Expiration	2 years
			Volatility	40.0%
		Option Pricing Model	Risk-Free Rate	0.77%
Direct venture capital investments: Consumer Electronics	$14.4M	Prior Transaction Analysis	IPO Exit Probability	75%
			Merger & Acquisition Probability	25%
		Probability-Weighted Expected Return	Going Concern Probability	50% - 100%
			Years to Expiration	0.25 years - 5 years
		Invested Capital (Cost)	Volatility	50.0% - 65.0%
		Option Pricing Model	Risk-Free Rate	0.59% - 1.14%
			Discount for Lack of Marketability	0.0% - 33.2%
Direct venture capital investments: Equipment Leasing	$2.0M	Prior Transaction Analysis	Years to Expiration	5 years
			Volatility	50.0%
			Risk-Free Rate	1.14%
Direct venture capital investments: Intellectual Property	$7.4M	Prior Transaction Analysis	Years to Expiration	5 years
			Volatility	54.4%
		Option Pricing Model	Risk-Free Rate	1.14%
			Discount for Lack of Marketability	32.9%
Direct venture capital investments: Medical Devices	$27.1M	Prior Transaction Analysis	Years to Expiration	4 years
			Volatility	50.0%
		Option Pricing Model	Risk-Free Rate	1.01%
Direct venture capital investments: Mobile Computing	$7.0M	Prior Transaction Analysis	Years to Expiration	2 years
			Volatility	64.6%
		Option Pricing Model	Risk-Free Rate	0.77%
Direct venture capital investments: Networking	$14.4M	Prior Transaction Analysis	Discount for Lack of Marketability	15%
Direct venture capital investments: Semiconductor Equipment	$24.7M	Prior Transaction Analysis	Years to Expiration	2 years
			Volatility	50.0%
		Option Pricing Model	Risk-Free Rate	0.77%
Direct venture capital investments: Software	$0.6M	Prior Transaction Analysis	Years to Expiration	1 year
			Volatility	55.0%
		Option Pricing Model	Risk-Free Rate	0.59%
			Discount for Lack of Marketability	16.8%

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

The reorganizations described in Note 1 (the formation of FVI, FHL, and FDL as subsidiaries for investment activities) were structured to avoid any adverse tax consequences for the Company and its shareholders. The Company’s engaging in investment activities through FVI does not, in our view, jeopardize the Company’s ability to continue to qualify as a RIC under the Code.

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

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the nine months ended September 30, 2016.

PURCHASES AND SALES
Purchases of investment securities	$62,754,261
Proceeds from sales and maturities of investment securities	$69,315,924

NOTE 9.  SHARE BUYBACKS

SHARE BUYBACKS. In connection with our agreement with a shareholder, we agreed to establish an open-market purchase program to purchase up to $10 million of our common stock during certain periods in 2014 in which the market price of the common stock was below our NAV; On December 5, 2014, we completed the open market purchase program offer after reaching its $10 million goal. A total of 509,859 shares were purchased in the buyback at an average price of approximately $19.61 per share.

On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million. As of September 30, 2016, the Fund had 7,430,697 shares outstanding.

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
SEPTEMBER 30, 2016 (UNAUDITED)

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

NOTE 10.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2015, through September 30, 2016 is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/16	ACQUISITION COST
EQX, Inc. Common Stock*	—	100,000	—	100,000	$—	$—	$42,630	$20,000
EQX, Inc. Preferred Stock - Series A*	—	2,000,000	—	2,000,000	—	—	1,977,400	2,000,000
Hera Systems, Inc. Series A Preferred*	3,642,324	—	—	3,642,324	—	—	593,699	2,000,000
Hera Systems, Inc. Convertible Note*	—	30,000	—	30,000	—	227	30,000	30,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	—	—	26,856,187	—	—	23,070,270	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	113,027	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	180,164	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	6,366,958	6,000,048
Pivotal Systems, Series B Preferred*	13,065,236	—	—	13,065,236	—	—	6,982,062	6,321,482
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,282,324	2,657,862
Pivota Systems, Series D Preferred*	—	6,237,978	—	6,237,978	—	—	4,067,786	3,975,801
Pivotal Systems, Convertible Note*	—	500,000	(500,000)	—	—	39,178	—	—
Pivotal Systems, Convertible Note*	—	881,102	(881,102)	—	—	55,522	—	—

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/16	ACQUISITION COST
Pivotal Systems, Common Stocks Warrants*	—	4,158,654	—	4,158,654	$—	$—	$276,966	$—
Pivotal Systems, Common Stocks Warrants*	—	18,180,475	—	18,180,475	—	—	4,674,200	—
QMAT, Preferred Stock Series A*	14,000,240	2,000,000	—	16,000,240	—	—	7,923,319	16,000,240
QMAT, Preferred Stock Series B*	—	500,000	—	500,000	—	—	500,000	500,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	190,800	—
Silicon Genesis Corp., Common *	921,892	—-	—	921,892	—	—	19,175	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—-	(1,250,000)	—	(360,753)	—	—	—
Silicon Genesis Corp., Convertible Note*	1,000,000	—	(1,000,000)	—	—	—	—	—
Silicon Genesis Corp., Term Note*	3,000,000	—	(3,000,000)	—	—	—	—	—
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	422	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	13,500	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	8,100	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	89,804	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	250,229	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	2,486,012	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	539,351	583,060
Silicon Genesis Corp., Series 1-G Preferred*	—-	83,370,793	(35,000,000)	48,370,793	(3,538,500)	—	3,686,822	5,042,479
Silicon Genesis Corp., Series 1-H Preferred*	—	837,942	—	837,942	—	—	280,627	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	—	—	2,000,000	—	152,222	2,000,000	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	150,000	—	150,000	—	4,192	150,000	150,000

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2016 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 9/30/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 9/30/16	ACQUISITION COST
Telepathy Investors, Inc. Convertible Note*	—	500,000	—	500,000	$—	$22,466	$500,000	$500,000
Telepathy Investors, Inc. Convertible Note*	—	300,000	—	300,000	—	20,219	300,000	300,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	3,693,691	3,999,999
Vufine, Inc., Series A Preferred*	15,000,000	7,500,000	—	22,500,000	—	—	2,250,000	2,250,000
Vufine, Inc., Common Stock*	750,000	—	—	750,000	—	—	22,725	15,000
Vufine, Inc., Convertible Note*	—	1,000,000	—	1,000,000	—	1,644	1,000,000	1,000,000
Wrightspeed, Inc. Series C Preferred	2,267,659	1,480,000	(1,480,000)	2,267,659	864,024	—	6,295,021	6,864,023
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,460,594	3,375,887
Wrightspeed, Inc. Series E Preferred	450,814	—	—	450,814	—	—	1,475,469	1,658,996
Total Affiliates and Controlled Investments					$(3,035,229)	$588,861	$91,499,956	$102,208,492
Total Affiliates					$864,024	$—	$11,231,084	$11,898,906
Total Controlled Investments					$(3,899,253)	$588,861	$80,268,872	$90,309,586

*	Controlled investment.

As of September 30, 2016, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; Hiku Labs, Inc.; IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Silicon Genesis Corporation; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2016, and through the date of the issuance of the financial statements, the Company has repurchased and canceled 272,008 shares of SVVC for a total cost of approximately $2 million.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly filing.  In addition to historical information, the following discussion and other parts of this quarterly filing contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and stock, and convertible debt. The fair value of our investment portfolio was approximately $149.6 million as of September 30, 2016 as compared to approximately $170.7 million as of December 31, 2015.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Medical Devices	17.5%	15.2%
Semiconductor Equipment	15.9%	19.9%
Networking	9.3%	2.7%
Consumer Electronics	9.2%	8.9%
Automotive	7.2%	7.4%
Advanced Materials	5.9%	8.4%
Advertising Technology	5.6%	14.1%
Cloud Computing	5.5%	5.7%
Intellectual Property	4.8%	2.0%
Mobile Computing	4.5%	4.1%
Renewable Energy	2.7%	4.1%
Equipment Leasing	1.3%	0.0%
Semiconductor	1.0%	2.3%
Other Electronics	0.9%	0.7%
Aerospace	0.4%	1.1%
Software	0.4%	0.3%
Computer Storage	0.1%	0.1%
Internet	0.0%	0.2%
Exchange-Traded Funds	4.2%	0.0%
Other Assets in Excess of Liabilities	3.6%	2.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015.

INVESTMENT INCOME
 For the three months ended September 30, 2016, we had investment income of $240,011 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Vufine and Turn.

For the three months ended September 30, 2015, we had investment income of $523,651 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical and Pivotal.

The lower level of interest income in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to the conversion of certain Silicon Genesis and Pivotal convertible notes into equity.

OPERATING EXPENSES
 Gross operating expenses totaled approximately $1,162,036 during the three months ended September 30, 2016 and $1,212,517 during the three months ended September 30, 2015.

Significant components of gross operating expenses for the three months ended September 30, 2016, were management fee expense of $813,334 and professional fees (audit, legal, accounting, and consulting) of $194,218. Significant components of gross operating expenses for the three months ended September 30, 2015, were management fee expense of $936,770 and professional fees (audit, legal, accounting, and consulting) of $110,614.

The lower level of gross operating expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
 Net investment loss was $922,025 for the three months ended September 30, 2016 versus a net investment income of $2,064,144 for the three months ended September 30, 2015.

The lesser net investment income/loss in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to the incentive fee adjustment in the three months ended September 30, 2015. For each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the three months ended September 30, 2015, we decreased our incentive fee accrual by $2,753,010 due to depreciation of our investments and realized losses during the quarter.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2016, and September 30, 2015, is shown below.

Three Months Ended September 30, 2016
Realized losses	$(9,307,595)
Net change in unrealized depreciation on investments	725,166
Net realized and unrealized losses on investments	$(8,582,429)

As of September 30, 2016
Gross unrealized appreciation on portfolio investments	$13,635,660
Gross unrealized depreciation on portfolio investments	(40,125,639)
Net unrealized depreciation on portfolio investments	$(26,489,979)

Three Months Ended September 30, 2015
Realized losses	$(3,725,521)
Net change in unrealized depreciation on investments	(10,039,528)
Net realized and unrealized losses on investments	$(13,765,049)

As of September 30, 2015
Gross unrealized appreciation on portfolio investments	$11,122,387
Gross unrealized depreciation on portfolio investments	(22,555,738)
Net unrealized depreciation on portfolio investments	$(11,433,351)

During the three months ended September 30, 2016, we recognized net realized losses of approximately $9,307,595 from the sale/transfer of investments. Realized losses were substantially higher than those in the year-ago period due to the transfer of securities to our wholly-owned affiliate, Firsthand Development, Ltd. (See Note 1).

During the three months ended September 30, 2016, net unrealized depreciation on total investments decreased by $725,166. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decrease in unrealized depreciation on total investments during the quarter is due primarily to the transfer of securities to our wholly-owned affiliate, Firsthand Development, Ltd. (See Note 1) which triggered the recognition of losses on securities that were in a depreciation position prior to the transfer.

During the three months ended September 30, 2015, we recognized net realized losses of approximately $3,725,521 from the sale of investments.

During the three months ended September 30, 2015, net unrealized depreciation on total investments increased by $10,039,528. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the quarter was due primarily to the decrease in valuation to our Mattson, Aliphcom, Sunrun and Invensense investments.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes. The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended September 30, 2016, the net decrease in net assets resulting from operations totaled $9,504,454 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2016 was ($1.23).

For the three months ended September 30, 2015, the net decrease in net assets resulting from operations totaled $11,700,905 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2015 was ($1.49).

The smaller decrease in net assets resulting from operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, is due primarily to the performance of our investments.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015.

INVESTMENT INCOME
For the nine months ended September 30, 2016, we had investment income of $616,806 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical, Pivotal Systems and Telepathy Investors.

For the nine months ended September 30, 2015, we had investment income of $1,648,478 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical and Pivotal.

The lower level of interest income in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, was due to the conversion of certain Silicon Genesis and Pivotal convertible notes into equity.

OPERATING EXPENSES
Gross operating expenses totaled approximately $3,441,292 during the nine months ended September 30, 2016 and $4,331,288 during the nine months ended September 30, 2015.

Significant components of operating expenses for the nine months ended September 30, 2016, were management fee expense of $2,510,446, and professional fees (audit, legal, accounting, and consulting) of $456,623. Significant components of operating expenses for the nine months ended September 30, 2015, were management fee expense of $2,931,531, and professional fees (audit, legal, accounting, and consulting) of $957,049.

The lower level of operating expenses for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily attributable to the decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
Net investment loss was $2,824,486 for the nine months ended September 30, 2016 and $283,496 for the nine months ended September 30, 2015.

The greater net investment loss in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to the incentive fee adjustment. For each quarter that we are in a net realized/unrealized gain position, we must accrue for an incentive fee and adjust the fee quarterly based on investment appreciation/depreciation in that quarter. In the nine months ended September 30, 2016, there was not an accrual for incentive fees. In the nine months ended September 30, 2015, we decreased our incentive fee accrual by $2,399,314 due to depreciation of our investments during the period.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2016, and September 30, 2015, is shown below.

Nine Months Ended September 30, 2016
Realized losses	$(1,780,061)
Net change in unrealized depreciation on investments	(13,892,391)
Net realized and unrealized loss on investments	$(15,672,452)

As of September 30, 2016
Gross unrealized appreciation on portfolio investments	$13,635,660
Gross unrealized depreciation on portfolio investments	(40,125,639)
Net unrealized depreciation on portfolio investments	$(26,489,979)

Nine Months Ended September 30, 2015
Realized losses	$(1,809,695)
Net change in unrealized depreciation on investments	(10,340,186)
Net realized and unrealized loss on investments	$(12,149,881)

As of September 30, 2015
Gross unrealized appreciation on portfolio investments	$11,122,387
Gross unrealized depreciation on portfolio investments	(22,555,738)
Net unrealized depreciation on portfolio investments	$(11,433,351)

During the nine months ended September 30, 2016, we recognized net realized losses of approximately $1,780,061 from the sale/transfer of securities. During the nine months ended September 30, 2015, we recognized net realized losses of approximately $1,809,695 from the sale of securities. Realized losses were less than those during the nine months ended September 30, 2015 due to the gains realized on the successful sales of our Mattson and TapAd investments.

During the nine months ended September 30, 2016, net unrealized depreciation on total investments increased by $13,892,391 compared to an increase of $10,340,186 in unrealized depreciation on the total investments during the nine months ended September 30, 2015. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily the result of a reclassification of Mattson’s appreciation to realized gains and a decrease in valuation to our Turn, Aliphcom, Sunrun and QMAT investments for the nine months ended September 30, 2016.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes. The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the nine months ended September 30, 2016, the net decrease in net assets resulting from operations totaled $18,496,938 and for the nine months ended September 30, 2015, the net decrease in net assets resulting from operations totaled $12,433,377. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2016 was ($2.40) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2015 was ($1.59). The greater decrease in net assets for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2016, was due primarily to the decrease in valuation to our investments, most notably Aliphcom, Turn, Sunrun and QMAT.

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

Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid equity and equity derivatives of securities of venture capital stage technology companies. Under written procedures established by our board of directors, securities traded on stock exchanges, or quoted by NASDAQ, are valued according to the NASDAQ Stock Market, Inc. (“NASDAQ”) official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange (“NYSE”) (normally 4:00 P.M. Eastern Time). If a security is not traded that day, the security will be valued at its most recent bid price. Securities traded in the over-the-counter market, but not quoted by NASDAQ, are valued at the last sale price (or, if the last sale price is not readily available, at the most recent closing bid price as quoted by brokers that make markets in the securities)at the close of trading on the NYSE. Securities traded both in the over-the-counter market and on a stock exchange are valued according to the broadest and most representative market. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). In addition, a large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors. Our board of directors may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities. The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2016, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases and sales of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $50 thousand. We have also sold public securities with an aggregate value of approximately $3.3 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of September 30, 2016, a portion of the Company’s assets (approximately 6.3%) is invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: November 8, 2016	By:
Kevin Landis
Chief Executive Officer

Dated: November 8, 2016	By:
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002