Form 10-K
period 2016-12-31
Firsthand Technology Value Fund, Inc.
filed 2017-03-14
CIK 1495584

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

As of March 15, 2017, Firsthand Technology Value Fund had 7,430,697 shares of common stock, par value $0.001 per share, outstanding.

ANNUAL REPORT 2016

Firsthand Technology Value Fund, Inc.

Firsthand®

DEAR FELLOW SHAREHOLDERS

Initial public offerings continued their relatively slow pace in 2016, despite a robust stock market rally. Against this backdrop, we are pleased that Firsthand Technology Value Fund enjoyed one IPO (Nutanix) and three M&A transactions (Tapad, Mattson, and Gilt Groupe) in its portfolio this past year. I am disappointed to report, however, that lagging performance in other investments led the Fund’s net asset value (NAV) lower 12.07% during the year, and our stock finished down 6.12%.

THINGS THAT WORKED

The biggest news for the Fund this year was the acquisition of Tapad by Telenor in March 2016. The Fund’s initial investment in Tapad, an advertising technology company, was in 2013, and our total investment was approximately $10.15 million. The Fund received roughly $17.45 million in proceeds from the acquisition, representing a realized gain of approximately $7.3 million (a 72% gain on investment).

Mattson Technology represented another M&A exit for the Fund, with the semiconductor company being bought out by Beijing E-Town Dragon Semiconductor Industry Investment Center in May 2016. The Fund made its initial investment in Mattson in late 2013 and realized a gain of approximately $4 million, representing a 49% gain on investment.

During the year, the Fund also enjoyed its seventh IPO since inception, with Nutanix (Nasdaq: NTNX). We made our initial purchase of Nutanix stock in 2015 and added to our position in the summer of 2016, leading up to its late-September IPO. The company went public at $16.00 per share and, after peaking at over $40 per share in October, settled into a range between $25 and $30 for the remainder of 2016. The Fund’s ability to sell the stock is restricted until the end of March 2017, per a lock-up agreement associated with the pre-IPO shares. As of December 31, 2016, we have an unrealized gain of approximately $3.6 million in the stock (note that our valuation policy dictates that we value our Nutanix position at a 10% discount to the market price for the remainder of the lockup period).

PROGRESS FOR PRIVATE COMPANIES

IntraOp Medical (the portfolio’s largest holding at 19.1% as of the end of December) continues to report impressive results in treating several forms of cancer. To date,  more than 15,000 cancer patients worldwide have been treated with IntraOp’s IntraOperative Radiation Therapy (IORT) device, the Mobetron, including more than 7,500 breast cancer patients. In late 2016, researchers from Harvard and Massachusetts General Hospital announced the results of a clinical study that demonstrated a 43% increase in survival rates for pancreatic cancer patients who were treated with electron beam IORT at the time of surgery versus those receiving surgery alone. Because pancreatic cancer has such a high mortality rate, we believe that this study offers IntraOp an opportunity to dramatically increase its profile in the industry.

Pivotal Systems, one of the Fund’s largest holdings, announced that Q3 2016 was a record quarter for revenues and more than $4 million in bookings. The company also announced the closing of a new $8 million round of funding that will support its manufacturing expansion in Asia. That investment round was led by Anzu Partners and included participation from Firsthand and other existing investors. As of December 31, 2016, Pivotal represented 16.6% of the Fund’s portfolio, and we remain excited about its potential value as an acquisition target. Its mass flow controller technology offers superior performance to other devices in the market, and it is aggressively taking market share from the industry leaders.

Venture capital investors have overlooked the semiconductor industry for some time, which has led to attractive valuations for investors interested in this space. Such was the case with Revasum, a Q4 investment of the Fund. Like Pivotal, Revasum is a supplier of semiconductor manufacturing equipment. The company provides specialized equipment that semiconductor manufacturers use to grind, flatten, and polish semiconductor wafers. In particular, Revasum has expertise in dealing with exotic materials such as sapphire and silicon carbide.

SOME COMPANIES STRUGGLING

While most of our portfolio companies continue to show meaningful progress, some are having a more difficult time finding success. Several of our investments in the consumer electronics field disappointed in 2016. The market for wearable technology has underperformed relative to the expectations of many market observers. Despite the early successes of Apple Watch and Fitbit products, wearables took a step back in 2016, leading to struggles for Jawbone, Telepathy, and Vufine. We also divested our position in Hiku this past year, reflecting the limited progress made by the grocery scanner company since our initial investment in 2014.

CONTINUED ON INSIDE BACK COVER

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2017 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

FORWARD LOOKING STATEMENTS
This report, and other statements that we may make, may contain forward-looking statements, which relate to future events or our future performance or financial condition. We use words such as “anticipates,” “believes,” “expects,” “plans,” “will,” “may,” “continues,” “seeks,” “likely,” “intends,” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including forward-looking statements as to:

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
•	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;
•	Foreign securities;
•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
•	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2016.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
AliphCom, Inc.	Consumer Electronics	$1,339,366
Cloudera, Inc.	Software	245,466
EQX Capital, Inc.	Equipment Leasing	4,020,030
Hera Systems, Inc.	Aerospace	516,664
Hightail, Inc.	Cloud Computing	8,550,361
Intevac, Inc.[2]	Other Electronics	1,401,200
IntraOp Medical Corp.	Medical Devices	28,511,642
iShares Short-Term Treasury Bond ETF [2]	Exchange-Traded Fund	2,371,450
Nutanix, Inc. [2]	Networking	10,990,390
Phunware, Inc.	Mobile Computing	7,365,796
Pivotal Systems Corp.	Semiconductor Equipment	24,717,919
Pure Storage, Inc. [2]	Computer Storage	158,340
QMAT, Inc.	Advanced Materials	13,101,361
QuickLogic Corp. [2]	Semiconductors	375,300
Revasum	Semiconductor Equipment	2,200,924
Roku, Inc.	Consumer Electronics	1,683,750
Rorus, Inc.	Water Purification	50,000
Silicon Genesis Corp.	Intellectual Property	6,168,986
Sunrun, Inc. [2]	Renewable Energy	3,583,294
SPDR Bloomberg Barclays 1-3 Month T-Bill ETF	Exchange-Traded Fund	2,376,400
Telepathy Investors, Inc.	Consumer Electronics	4,010,361
Turn Inc.	Advertising Technology	10,317,278
UCT Coatings, Inc.	Advanced Materials	394,201
Vufine, Inc.	Consumer Electronics	2,670,325
Wrightspeed, Inc.	Automotive	10,410,045

[1]
Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2016. For public companies, the figure represents the market value of our securities on December 31, 2016, less any discount due to resale restriction on the security.

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

DEBT OBLIGATIONS
We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2016, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

INVESTMENTS

FCM seeks to create a diversified portfolio of equity securities by making initial investments of approximately $1 million to $10 million of capital, on average, in the securities of micro-cap public and private companies.

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

Mathematically, the formula for computing the annual incentive fee can be written as:

Incentive fee	=	20%	[x]	(	Cumulative realized gains	-	Cumulative realized losses	-	Unrealized depreciation	)	-	Previously paid incentive fees

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.
We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2016, were approximately $149 million.

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

Several members of the board of directors of the Company are also trustees of the Board of Trustees of Firsthand Funds. Of the six directors of the Company, Messrs. Landis, Burglin, and Lee all serve as both directors for the Company and trustees for Firsthand Funds. Messrs. FitzGerald, Petredis, and Yee are the only directors of the Company who are not also trustees of Firsthand Funds. The Company believes such a commonality of the board brings continuity of oversight and allows the board of the Company to maintain the institutional knowledge and experience of overseeing illiquid securities and their pricing methods.

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

2016 Quarter Ending	Low	High
March 31	$6.47	$8.64
June 30	$7.24	$7.65
September 30	$6.88	$7.85
December 31	$7.67	$8.38

SHAREHOLDERS

As of February 28, 2017, there were approximately 1,800 shareholders of record and approximately 16,000 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2016.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2016.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2016.

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

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2016	AS OF DECEMBER 31, 2015
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$66,336,448	$93,589,422
Affiliated investments at acquisition cost	11,898,906	11,034,882
Controlled investments at acquisition cost	96,551,795	78,652,059
Total acquisition cost	$174,787,149	$183,276,363
Unaffiliated investments at market value	$51,202,592	$80,268,986
Affiliated investments at market value	10,410,045	12,928,943
Controlled investments at market value	85,918,212	77,480,846
Total market value * (Note 6)	147,530,849	170,678,775
Cash**	1,934,247	767,286
Escrow cash	—	1,000,000
Receivable from dividends and interest	820,824	3,436,726
Other assets	28,513	786,468
Total Assets	150,314,433	176,669,255

LIABILITIES
Payable for securities purchased	395,532	—
Payable to affiliates (Note 4)	796,533	895,372
Consulting fee payable	27,250	29,000
Accrued expenses and other payables	182,727	165,504
Total Liabilities	1,402,042	1,089,876
NET ASSETS	$148,912,391	$175,579,379

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,431	$7,703
Paid-in-capital	184,698,313	190,538,978
Accumulated net realized loss from security transactions and written options	(8,537,053)	(2,369,714)
Net unrealized depreciation on investments and warrants transactions	(27,256,300)	(12,597,588)
NET ASSETS	$148,912,391	$175,579,379

Shares of Common Stock outstanding	7,430,697	7,702,705
Net asset value per share (Note 2)	$20.04	$22.79

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Investments Money Market Treasury Portfolio, Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/16 and 12/31/15 were 0.35% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
INVESTMENT INCOME
Unaffiliated dividend income	$28,213	$148,000
Unaffiliated interest	19,133	21,381
Affiliated/controlled interest	830,677	1,895,384
Royalty income	—	35,977
TOTAL INVESTMENT INCOME	878,023	2,100,742

EXPENSES
Investment advisory fees (Note 4)	3,281,617	3,826,904
Administration fees	165,024	150,861
Custody fees	11,334	15,363
Transfer agent fees	27,283	35,225
Registration and filing fees	23,100	23,000
Professional fees	779,689	668,836
Printing fees	40,835	121,631
Trustees fees	100,000	100,000
Compliance fees	188,569	—
Miscellaneous fees	96,075	85,675
TOTAL GROSS EXPENSES	4,713,526	5,027,495
Incentive fee adjustments (Note 4)	—	(2,478,204)
TOTAL NET EXPENSES	4,713,526	2,549,291
NET INVESTMENT LOSS	(3,835,503)	(448,549)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	(3,035,229)	—
Non-affiliated and other assets	(3,132,110)	(2,822,722)
Net realized gains from written option transactions (1)	—	624,994
Net change in unrealized depreciation on investments	(19,436,154)	(11,607,974)
Net change in unrealized appreciation on warrants transactions (1)	4,777,442	103,551
Net Realized and Unrealized Losses on Investments	(20,826,051)	(13,702,151)
Net Decrease In Net Assets Resulting From Operations	$(24,661,554)	$(14,150,700)
Net Decrease In Net Assets Per Share Resulting from Operations (2)	$(3.26)	$(1.82)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2016 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
Medical Devices	19.2%	15.2%
Semiconductor Equipment	18.1%	19.9%
Advanced Materials	9.1%	8.4%
Networking	7.4%	2.7%
Automotive	7.0%	7.4%
Advertising Technology	6.9%	14.1%
Consumer Electronics	6.5%	8.9%
Cloud Computing	5.7%	5.7%
Mobile Computing	4.9%	4.1%
Intellectual Property	4.1%	2.0%
Equipment Leasing	2.7%	0.0%

continued	December 31, 2016	December 31, 2015
Renewable Energy	2.4%	4.1%
Other Electronics	0.9%	0.7%
Aerospace	0.4%	1.1%
Semiconductor	0.3%	2.3%
Software	0.2%	0.3%
Computer Storage	0.1%	0.1%
Water Purification	0.0%	0.0%
Internet	0.0%	0.2%
Exchange-Traded Funds	3.2%	0.0%
Other Assets in Excess of Liabilities	0.9%	2.8%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2016, and December 31, 2015.

INVESTMENT INCOME
For the year ended December 31, 2016, we had investment income of $878,023 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, Pivotal Systems, Vufine, and IntraOp Medical Corp.

For the year ended December 31, 2015, we had investment income of $2,100,742 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, Pivotal Systems and IntraOp Medical Corp.

The lower level of interest income in the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to notes with Silicon Genesis being converted into equity in 2016.

OPERATING EXPENSES
Operating expenses totaled approximately $4,713,526 during the year ended December 31, 2016 and $2,549,291 during the year ended December 31, 2015.

Significant components of operating expenses for the year ended December 31, 2016, were a management fee expense of $3,281,617 and professional fees (audit, legal, accounting, and consulting) of $779,689.  Significant components of operating expenses for the year ended December 31, 2015, were an incentive fee adjustment (which was accrued but is not payable until gains in the portfolio are realized) of $(2,478,204), management fee expense of $3,826,904 and professional fees (audit, legal, accounting, and consulting) of $668,836.

The higher level of operating expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributable to the incentive fee adjustment in 2015, which is a quarterly adjustment based on what the incentive fee would be if the entire portfolio were liquidated.

NET INVESTMENT LOSS
The net investment loss was $3,835,503 for the year ended December 31, 2016 and $448,549 for the year ended December 31, 2015.

The greater net investment loss in the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to the adjustment in an incentive fee in 2015 which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the years ended December 31, 2016, and December 31, 2015, is shown below.

Year Ended December 31, 2016
Realized losses	$(6,167,339)
Net change in unrealized depreciation on investments	$(14,658,712)
Net realized and unrealized loss on investments	$(20,826,051)

As of December 31, 2016
Gross unrealized appreciation on portfolio investments	$13,265,628
Gross unrealized depreciation on portfolio investments	$(40,521,928)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(27,256,300)

Year Ended December 31, 2015
Realized losses	$(2,197,728)
Net change in unrealized depreciation on investments	$(11,504,423)
Net realized and unrealized loss on investments	$(13,702,151)

As of December 31, 2015
Gross unrealized appreciation on portfolio investments	$16,224,066
Gross unrealized depreciation on portfolio investments	$(28,821,654)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(12,597,588)

During the year ended December 31, 2016, we recognized net realized losses of approximately $6,167,339 from the sale of investments. Realized losses were substantially higher compared to the loss in 2015 due to the buyout of our Gilt Groupe position and the sale of our Invensense common stock in 2016.

During the year ended December 31, 2016, net unrealized depreciation on total investments increased by $14,658,712. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.  The increase in unrealized depreciation on total investments during the year is due primarily to the decline in value of our investments, most notably, Turn, Aliphcom, Sunrun, QMAT and Telepathy Investors.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the year ended December 31, 2016, net decrease in net assets resulting from operations totaled $24,661,554 and basic and fully diluted net change in net assets per share for the year ended December 31, 2016 was $(3.26).

For the year ended December 31, 2015, net decrease in net assets resulting from operations totaled $14,150,700 and basic and fully diluted net change in net assets per share for the year ended December 31, 2016 was $(1.82).

The greater decline in net assets resulting from operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015, is due primarily to a decrease in security valuations, most notably, Turn, Aliphcom, Sunrun, QMAT and Telepathy Investors.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had investments in public and private securities totaling approximately $147.5 million. Also, at December 31, 2016, we had approximately $1.9 million in cash.  We primarily invest cash on hand in exchange-traded funds holding treasury securities. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2016, net assets totaled approximately $148.9 million, with an NAV per share of $20.04. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS
We make investments in securities of both public and private companies. December 31, 2016, we had investments in the following private companies:

Aliphcom, Inc.
Aliphcom, Inc. (“Aliphcom”), San Francisco, California, designs and markets consumer electronics products under the Jawbone brand.

At December 31, 2016, our investment in Aliphcom consisted of 2,128,005 shares of common stock with an aggregate fair value of approximately $1.3 million.

Cloudera, Inc.
Cloudera, Inc. (“Cloudera”), Palo Alto, CA, develops software that is used to store, process, and analyze extremely large sets of data.

At December 31, 2016, our investment in Cloudera consisted of 20,000 shares of common stock with an aggregate fair value of approximately $245 thousand.

EQX Capital, Inc.
EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2016, our investment in EQX consisted of 4,000,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $4.0 million.

Hera Systems, Inc.
Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2016, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, $41,208 par value term note and a $30,000 par value convertible note with an aggregate fair value of approximately $517 thousand.

Hightail, Inc.
Hightail, Inc. (“Hightail”), Campbell, California, provides services that enable users to share large files via “the cloud” — off-site data storage that users access remotely.

At December 31, 2016, our investments in Hightail consisted of 2,268,602 shares of Series E preferred stock with an aggregate fair value of approximately $8.6 million.

IntraOp Medical Corp.
IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2016, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note and a $1,000,000 par value convertible note with a combined aggregate fair value of approximately $28.5 million.

Phunware, Inc.
Phunware, Inc. (“Phunware”), Austin, Texas, is a software company that develops tools and services to enable mobile computing applications.

At December 31, 2016, our investments in Phunware consisted of 3,257,328 shares of Series E preferred stock with an aggregate fair value of approximately $7.4 million.

Pivotal Systems Corporation
Pivotal Systems, Corporation (“Pivotal Systems”), Fremont, California, provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2016, our investment in Pivotal Systems consisted of 11,914,217 shares of Series A preferred stock, 13,065,236 shares of Series B preferred stock, 2,291,260 shares of Series C preferred stock, 6,237,978 shares of Series D preferred stock, a warrant to purchase 18,180,475 shares of Class B common stock and a warrant to purchase 4,158,654 shares of Series D preferred stock with a combined fair value of approximately $24.7 million.

QMAT, Inc.
QMAT, Inc. (“QMAT”), Santa Clara, California, is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2016, our investment in QMAT consisted of 16,000,240 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock and warrants to purchase up to 2,000,000 shares of Series A preferred stock with a combined fair value of approximately $13.1 million.

Revasum, Inc.
Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2016, our investment in Revasum consisted of 10,000 shares of common stock and 2,200,000 shares of Series A preferred stock with an aggregate fair value of approximately $2.2 million

Roku, Inc.
Roku, Inc. (“Roku”), Saratoga, CA, makes Internet streaming devices and software that enable consumers to access streaming content on their televisions.

At December 31, 2016, our investment in Roku consisted of 1,500,000 shares of common stock with an aggregate fair value of approximately $1.7 million.

Rorus, Inc.
Rorus, Inc., (“Rorus”), Pittsburgh, Pennsylvania, designs portable and household water filters designed to disinfect and purify water.

At December 31, 2016, our investment in Rorus consisted of a $50,000 par value convertible note with an aggregate fair value of approximately $50 thousand.

Silicon Genesis Corporation
Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2016, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 8,037,982 shares of common stock with a combined fair value of approximately $6.2 million.

Telepathy Investors, Inc.
Telepathy Investors, Inc. (“Telepathy”), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2016, our investment in Telepathy consisted of 15,238,000 shares of Series A preferred stock, a $2,000,000 par value convertible note, a $500,000 par value convertible note, a $500,000 par value convertible note, a $300,000 par value convertible note and a $150,000 par value convertible note with a combined fair value of approximately $4.0 million.

Turn, Inc.
Turn, Inc. (“Turn”), San Francisco, California, is a leading provider of advertising technology for mobile, display, video, and Facebook advertising.

At December 31, 2016, our investment in Turn consisted of 1,798,562 shares of Series E preferred stock and a $559,360 par value convertible note with a combined fair value of approximately $10.3 million.

UCT Coatings, Inc.
UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2016, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 2,283 shares of common stock, with a combined fair value of approximately $394 thousand.

Vufine, Inc.
Vufine, Inc. (“Vufine”), Sunnyvale, CA, is developing a wearable high-definition display that clips on to existing eyewear.

At December 31, 2016, our investment in Vufine consisted of 22,500,000 shares of Series A preferred stock, 750,000 shares of common stock and a $1,000,000 par value convertible note with a combined aggregate fair value of approximately $2.7 million.

Wrightspeed, Inc.
Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2016, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock, 1,100,978 shares of Series D preferred stock and 450,814 share of Series E preferred stock with a combined fair value of approximately $10.4 million.

PUBLIC INVESTMENTS
At December 31, 2016, we had investments in the following public securities:

Intevac, Inc.
Intevac, Inc. (“Intevac”), Santa Clara, CA, is a leading provider of cost-effective, advanced equipment and products to the hard disk drive, solar, semiconductor, and photonics industries.

At December 31, 2016, our investment in Intevac consisted of 163,883 shares of common stock with a market value of approximately $1.4 million.

iShares Short Treasury Bond ETF
iShares Short Treasury Bond ETF (“iShares”) is an exchange-traded fund that seeks to track the investment results of an index composed of U.S. Treasury bonds with remaining maturities between one month and one year.

At December 31, 2016, our investment in iShares consisted of 21,500 shares of the exchange traded fund with a market value of approximately $2.4 million.

Nutanix, Inc.
Nutanix, Inc. (“Nutanix”), San Jose, CA, provides “hyperconverged” data center equipment that merges computing, storage, and networking capabilities in a single piece of equipment.

At December 31, 2016, our investment in Nutanix consisted of 459,772 shares of common stock with an aggregate market value of approximately $11.0 million.

Pure Storage, Inc.
Pure Storage, Inc. (“Pure Storage”), Mountain View, CA, is an enterprise data flash storage company.

At December 31, 2016, our investment in Pure Storage consisted of 14,000 shares of common stock with an aggregate market value of approximately $158 thousand.

Quicklogic Corp.
QuickLogic Corp. (“QuickLogic”) (NASDAQ: QUIK), Sunnyvale, CA, designs and markets system-on-a-chip (“SOC”) semiconductor solutions for smartphones, wearable and “Internet-of-things” devices, and other applications.

At December 31, 2016, our investment in Quicklogic consisted of 270,000 shares of common stock with a market value of approximately $375 thousand.

SPDR Bloomberg Barclays 1-3 Month T-Bill ETF
SPDR Bloomberg Barclays 1-3 Month T-Bill ETF (“SPDR”) is an exchange-traded fund that seeks to provide investment results that correspond generally to the price and yield performance of the Bloomberg Barclays 1-3 Month U.S. Treasury Bill Index.

At December 31, 2016, our investment in SPDR consisted of 52,000 shares of the exchange traded fund with a market value of approximately $2.4 million.

Sunrun, Inc.
Sunrun, Inc. (“Sunrun”), San Francisco, CA, is a solar system installer offering “solar-as-a-service” to residential customers in the United States.

At December 31, 2016, our investments in Sunrun consisted of 674,820 shares of common stock with a combined market value of approximately $3.6 million.

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

Revenue Recognition
We record interest income on an accrual basis and dividend income on the ex-dividend date to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized, and we amortize any such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

SUBSEQUENT EVENTS
Subsequent to the close of the year on December 31, 2016, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased private securities with an aggregate cost of approximately $7.0 million and public securities with an aggregate cost of approximately $175 thousand. Since that date, we have sold public securities with an aggregate value of approximately $6.9 million and private securities with an aggregate value of approximately $41 thousand.

On February 22, 2017, Amobee, a subsidiary of Singtel, announced that it signed an agreement to acquire Turn at an enterprise value of $310 million. The Fund’s final proceeds from the sale have not yet been determined, but we currently expect that the Fund may realize a nominal gain on the investment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedule of investments as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the financial highlights (consolidated for the years ended December 31, 2016 and December 31, 2015) for each of the five years in the period then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016 and 2015, by correspondence with the custodian, issuers and brokers or by other appropriate auditing procedures as deemed necessary. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, financial highlights, and schedule of investments referred to above present fairly, in all material respects, the consolidated financial position of Firsthand Technology Value Fund, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended, and the financial highlights (consolidated for the years ended December 31, 2016, and December 31, 2015) for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 6, the financial statements include investments valued at $137,264,865 (92.18% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 10, 2017

See accompanying notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
Firsthand Technology Value Fund, Inc.
San Jose, California

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, cash flows for each of the two years in the period then ended, and financial highlights (consolidated for the years ended December 31, 2016, and December 31, 2015) for each of the five years in the period then ended of the Company, and our report dated March 10, 2017 expressed an unqualified opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 10, 2017

See accompanying notes to financial statements

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2016	AS OF DECEMBER 31, 2015
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$66,336,448	$93,589,422
Affiliated investments at acquisition cost	11,898,906	11,034,882
Controlled investments at acquisition cost	96,551,795	78,652,059
Total acquisition cost	$174,787,149	$183,276,363
Unaffiliated investments at market value	$51,202,592	$80,268,986
Affiliated investments at market value	10,410,045	12,928,943
Controlled investments at market value	85,918,212	77,480,846
Total market value * (Note 6)	147,530,849	170,678,775
Cash**	1,934,247	767,286
Escrow cash	—	1,000,000
Receivable from dividends and interest	820,824	3,436,726
Other assets	28,513	786,468
Total Assets	150,314,433	176,669,255

LIABILITIES
Payable for securities purchased	395,532	—
Payable to affiliates (Note 4)	796,533	895,372
Consulting fee payable	27,250	29,000
Accrued expenses and other payables	182,727	165,504
Total Liabilities	1,402,042	1,089,876
NET ASSETS	$148,912,391	$175,579,379

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,431	$7,703
Paid-in-capital	184,698,313	190,538,978
Accumulated net realized loss from security transactions and written options	(8,537,053)	(2,369,714)
Net unrealized depreciation on investments and warrants transactions	(27,256,300)	(12,597,588)
NET ASSETS	$148,912,391	$175,579,379

Shares of Common Stock outstanding	7,430,697	7,702,705
Net asset value per share (Note 2)	$20.04	$22.79

*	Includes warrants and purchased options whose primary risk exposure is equity contracts.
**
Cash composed primarily of the Fidelity Investments Money Market Treasury Portfolio, Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/16 and 12/31/15 were 0.35% and 0.01%, respectively. Please see https://fundresearch. fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.9%)	Common Stock *(1)	2,128,005	$10,108,024	$1,339,366
Consumer Electronics

CLOUDERA, INC. (0.2%)	Common Stock *(1)	20,000	580,000	245,466
Software

EQX CAPITAL, INC. (2.7%)	Preferred Stock - Series A *(1)(2)	4,000,000	4,000,000	3,975,600
Equipment Leasing	Common Stock *(1)(2)	100,000	20,000	44,430
				4,020,030

HERA SYSTEMS, INC. (0.4%)	Term Note (1)(2)
Aerospace	Matures May 2017
	Interest Rate 3%	41,208	41,208	41,208
	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	445,456
	Convertible Note (1)(2)
	Matures August 2017
	Interest Rate 6%	30,000	30,000	30,000
				516,664

HIGHTAIL, INC. (5.7%)	Preferred Stock - Series E *(1)(4)	2,268,602	9,620,188	8,550,361
Cloud Computing

INTEVAC, INC. (0.9%)	Common Stock *	163,883	1,828,934	1,401,200
Other Electronics

INTRAOP MEDICAL CORP. (19.2%)	Term Note (1)(2)
Medical Devices	Matures February 2017
	Interest Rate 8%	3,000,000	3,000,000	3,000,000
	Convertible Note (1)(2)
	Matures July 2017
	Interest Rate 15%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	24,511,642
				28,511,642

NUTANIX, INC. (7.4%)	Common Stock *(1)	459,772	7,376,112	10,990,390
Networking

PHUNWARE, INC. (4.9%)	Preferred Stock - Series E *(1)	3,257,328	9,999,997	7,365,796
Mobile Computing

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (16.6%)	Preferred Stock - Series D *(1)(2)	6,237,978	$3,975,801	$4,060,924
Semiconductor Equipment	Preferred Stock - Series C *(1)(2)	2,291,260	2,657,862	2,273,159
	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	6,985,982
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	6,370,532
	Common Stock Warrants -
	Class B *(1)(2)	18,180,475	0	4,743,286
	Preferred Stock Warrants -
	Series D *(1)(2)	4,158,654	0	284,036
				24,717,919

PURE STORAGE, INC. (0.1%)	Common Stock *	14,000	336,000	158,340
Computer Storage

QMAT, INC. (8.8%)	Preferred Stock - Series A *(1)(2)	16,000,240	16,000,240	10,724,961
Advanced Materials	Preferred Stock Warrants -
	Series A *(1)(2)	2,000,000	0	376,400
	Preferred Stock - Series B *(1)(2)	2,000,000	2,000,000	2,000,000
				13,101,361

QUICKLOGIC CORP. (0.3%)	Common Stock *	270,000	395,532	375,300
Semiconductors

REVASUM, INC. (1.5%)	Common Stock *(1)(2)	10,000	1,000	7,524
Semiconductor Equipment	Preferred Stock - Series A *(1)(2)	2,200,000	2,200,000	2,193,400
				2,200,924

ROKU, INC. (1.1%)	Common Stock *(1)	1,500,000	2,312,500	1,683,750
Consumer Electronics

RORUS, INC. (0.0%)	Convertible Note (1)
Water Purification	Matures June 2021
	Interest Rate 2%	50,000	50,000	50,000

SILICON GENESIS CORP. (4.1%)	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	2,134,616
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	70,444
	Preferred Stock Series 1-G *(1)(2)(5)	48,370,793	5,042,479	3,032,848
	Preferred Stock - Series 1-H *(1)(2)	837,942	1,000,000	240,238
	Preferred Stock -Series 1-D *(1)(2)	850,830	431,901	195,606
	Common Stock *(1)(2)	921,892	169,045	14,750
	Common Stock Warrants *(1)(2)	37,982	6,678	319
	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	464,165
	Common Stock Warrants *(1)(2)	5,000,000	0	10,000
	Common Stock Warrants *(1)(2)	3,000,000	0	6,000
				6,168,986

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued

DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
SUNRUN, INC. (2.4%)	Common Stock *	674,820	$6,417,495	$3,583,294
Renewable Energy

TELEPATHY INVESTORS, INC. (2.7%)	Convertible Note (1)(2)
Consumer Electronics	Matures June 2018
	Interest Rate 10%	500,000	500,000	277,335
	Preferred Stock - Series A *(1)(2)	15,238,000	3,999,999	2,096,749
	Convertible Note (1)(2)
	Matures June 2017
	Interest Rate 10%	2,000,000	2,000,000	1,109,340
	Convertible Note (1)(2)
	Matures January 2018
	Interest Rate 10%	300,000	300,000	166,401
	Convertible Note (1)(2)
	Matures January 2018
	Interest Rate 10%	500,000	500,000	277,335
	Convertible Note (1)(2)
	Matures January 2018
	Interest Rate 10%	150,000	150,000	83,201
				4,010,361

TURN INC. (6.9%)	Preferred Stock - Series E *(1)(5)	1,798,562	11,339,911	9,757,918
Advertising Technology	Convertible Note (1)
	Matures March 2023
	Interest Rate 1.48%	559,360	559,360	559,360
				10,317,278

UCT COATINGS, INC. (0.3%)	Common Stock Warrants *(1)	2,283	67	1
Advanced Materials	Common Stock *(1)	1,500,000	662,235	394,200
				394,201

VUFINE, INC. (1.8%)	Common Stock *(1)(2)	750,000	15,000	14,325
Consumer Electronics	Preferred Stock - Series A *(1)(2)	22,500,000	2,250,000	1,656,000
	Convertible Note (1)(2)
	Matures September 2017
	Interest Rate 6%	1,000,000	1,000,000	1,000,000
				2,670,325

WRIGHTSPEED, INC. (7.0%)	Preferred Stock - Series C *(1)(3)(4)	2,267,659	6,864,023	5,811,783
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,221,792
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,376,470
				10,410,045

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EXCHANGE TRADED FUNDS (3.2%)	iShares Short Treasury Bond ETF	21,500	$2,371,613	$2,371,450
	SPDR Bloomberg Barclays 1-3 Month T-Bill ETF	52,000	2,378,480	2,376,400
				4,747,850
TOTAL INVESTMENTS (Cost $174,787,149) —99.1%				147,530,849

OTHER ASSETS IN EXCESS OF LIABILITIES — 0.9%				1,381,542

NET ASSETS — 100.0%				$148,912,391

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).
(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).
ETF     Exchange Traded Fund
SPDR  Standard & Poor’s Depositary Receipt

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
DECEMBER 31, 2015

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (2.3%)	Common Stock *(1)	2,128,005	$10,108,024	$4,090,238
Consumer Electronics

CLOUDERA, INC. (0.3%)	Common Stock *(1)	20,000	580,000	557,216
Software

GILT GROUPE HOLDINGS, INC. (0.2%)	Common Stock *(1)	198,841	4,558,112	333,317
Internet

HERA SYSTEMS, INC. (1.1%)	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	2,000,000
Aerospace

HIGHTAIL, INC. (5.7%)	Preferred Stock - Series E *(1)	2,268,602	9,999,998	9,999,998
Cloud Computing

HIKU LABS, INC. (1.3%)	Preferred Stock - Series A (1)	3,280,191	2,124,074	2,280,060
Consumer Electronics

INTEVAC, INC. (0.7%)	Common Stock *	243,883	2,721,734	1,148,688
Other Electronics

INTRAOP MEDICAL CORP. (15.2%)	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	22,655,879
Medical Devices	Term Note (1)(2)
	Matures February 2016		3,000,000
	Interest Rate 8%	3,000,000		3,000,000
	Convertible Note (1)(2)
	Matures July 2016		1,000,000
	Interest Rate 15%	1,000,000		1,000,000
				26,655,879

INVENSENSE, INC. (2.3%)
Semiconductors	Common Stock *	400,000	6,380,014	4,092,000

MATTSON TECHNOLOGY, INC. (6.6%)	Common Stock *	3,280,000	8,239,200	11,578,400
Semiconductor Equipment

NUTANIX, INC. (2.7%)	Preferred Stock - Series A *(1)	227,272	3,999,987	4,772,712
Networking

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
DECEMBER 31, 2015

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (4.1%)	Preferred Stock - Series E *(1)	3,257,328	$9,999,997	$7,110,747
Mobile Computing

PIVOTAL SYSTEMS CORP. (13.3%)	Preferred Stock - Series C * (1)(2)	2,291,260	2,657,862	2,657,862
Semiconductor Equipment	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	10,833,694
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	9,879,269
				23,370,825

PURE STORAGE, INC. (0.1%)	Common Stock - Class B *(1)	14,000	336,000	185,283
Computer Storage

QMAT, INC. (8.3%)	Preferred Stock Warrants -
Advanced Materials	Series A *(1)(2)	2,000,000	0	642,600
	Preferred Stock - Series A *(1)(2)	14,000,240	14,000,240	14,000,240
				14,642,840

ROKU, INC. (1.2%)	Common Stock *(1)	1,500,000	2,312,500	2,059,350
Consumer Electronics

SILICON GENESIS CORP. (2.0%)
Intellectual Property	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	—
	Common Stock Warrants *(1)(2)	37,982	6,678	—
	Common Stock *(1)(2)	921,892	169,045	—
	Preferred Stock - Series 1-D *(1)(2)	850,830	431,901	—
	Preferred Stock - Series 1-C *(1)(2)	82,914	109,518	—
	Preferred Stock - Series 1-E *(1)(2)	5,704,480	2,946,535	—
	Term Note (1)(2)
	December 2016
	Interest Rate 12%	3,000,000	3,000,000	2,074,504
	Convertible Note (1)(2)	1,250,000	1,610,753	864,377
	Convertible Note (1)(2)	1,000,000	1,000,000	691,502
	Common Stock Warrants *(1)(2)	5,000,000	0	—
	Common Stock Warrants *(1)(2)	3,000,000	0	—
				3,630,383

SUNRUN, INC. (4.1%)	Common Stock *(1)	674,820	6,417,495	7,148,368
Renewable Energy

TAPAD, INC. (5.9%)	Preferred Stock - Series B-2 *(1)	492,244	7,149,992	7,149,992
Advertising Technology	Preferred Stock - Series B-1 *(1)	280,048	2,999,986	3,261,047
				10,411,039

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
DECEMBER 31, 2015

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (3.2%)	Preferred Stock - Series A *(1)(2)	15,238,000	$3,999,999	$3,658,644
Consumer Electronics	Convertible Note (1)(2)
	Matures June 2017
	Interest Rate 10%	2,000,000	2,000,000	2,000,000
				5,658,644

TURN INC. (8.2%)	Preferred Stock - Series E *(1)	1,798,562	15,000,007	14,297,669
Advertising Technology

UCT COATINGS, INC. (0.1%)	Common Stock *(1)	1,500,000	662,235	203,901
Advanced Materials	Common Stock Warrants *(1)	2,283	67	0
				203,901

VUFINE, INC. (0.9%)	Preferred Stock - Series A *(1)(2)	15,000,000	1,500,000	1,500,000
Consumer Electronics	Common Stock *(1)(2)	750,000	15,000	22,275
				1,522,275

WRIGHTSPEED, INC. (7.4%)	Preferred Stock - Series C *(1)(3)	2,267,659	5,999,999	7,345,401
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,924,546
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,658,996
				12,928,943
TOTAL INVESTMENTS (Cost $183,276,363) —97.2%				170,678,775

OTHER ASSETS IN EXCESS OF LIABILITIES — 2.8%				4,900,604

NET ASSETS — 100.0%				$175,579,379

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
INVESTMENT INCOME
Unaffiliated dividend income	$28,213	$148,000
Unaffiliated interest	19,133	21,381
Affiliated/controlled interest	830,677	1,895,384
Royalty income	—	35,977
TOTAL INVESTMENT INCOME	878,023	2,100,742
EXPENSES
Investment advisory fees (Note 4)	3,281,617	3,826,904
Administration fees	165,024	150,861
Custody fees	11,334	15,363
Transfer agent fees	27,283	35,225
Registration and filing fees	23,100	23,000
Professional fees	779,689	668,836
Printing fees	40,835	121,631
Trustees fees	100,000	100,000
Compliance fees	188,569	—
Miscellaneous fees	96,075	85,675
TOTAL GROSS EXPENSES	4,713,526	5,027,495
Incentive fee adjustments (Note 4)	—	(2,478,204)
TOTAL NET EXPENSES	4,713,526	2,549,291
NET INVESTMENT LOSS	(3,835,503)	(448,549)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	(3,035,229)	—
Non-affiliated and other assets	(3,132,110)	(2,822,722)
Net realized gains from written option transactions (1)	—	624,994
Net change in unrealized depreciation on investments	(19,436,154)	(11,607,974)
Net change in unrealized appreciation on warrants transactions (1)	4,777,442	103,551
Net Realized and Unrealized Losses on Investments	(20,826,051)	(13,702,151)
Net Decrease In Net Assets Resulting From Operations	$(24,661,554)	$(14,150,700)
Net Decrease In Net Assets Per Share Resulting from Operations (2)	$(3.26)	$(1.82)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(24,661,554)	$(14,150,700)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(76,522,603)	(40,491,729)
Proceeds from disposition of investments	80,015,681	48,643,893
Net purchases from short-term investments	(1,171,203)	(1,500,000)
Net proceeds from written options	—	624,994
Proceeds from litigation claim	—	7,783
(Decrease) increase in dividends, interest, and reclaims receivable	2,615,902	(707,451)
(Decrease) increase in restricted cash	1,000,000	(1,000,000)
Increase (decrease) in payable for investment purchased	395,532	(38,253,718)
Decrease in payable to affiliates	(98,839)	(399,109)
Decrease in incentive fees payable	—	(13,716,658)
(Decrease) increase in other assets	757,955	(756,475)
Increase (decrease) in accrued expenses and other payables	15,473	(249,814)
Net realized loss from investments	6,167,339	2,822,721
Net realized gain from written options	—	(624,994)
Net unrealized depreciation from investments, other assets, and warrants transactions	14,658,712	11,504,423
Net cash provided by (used in) operating activities	3,172,395	(48,246,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(2,005,434)	(19,999,992)
Net cash (used in) financing activities	(2,005,434)	(19,999,992)

Net increase (decrease) in cash	1,166,961	(68,246,826)
Cash - beginning of year	767,286	69,014,110
Cash - end of year	$1,934,247	$767,286

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
FROM OPERATIONS:
Net investment loss	$(3,835,503)	$(448,549)
Net realized losses from security transactions, written options, and warrants transactions	(6,167,339)	(2,197,728)
Net change in unrealized depreciation on investments and warrants transactions	(14,658,712)	(11,504,423)
Net decrease in net assets from operations	(24,661,554)	(14,150,700)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	(2,005,434)	(19,999,992)
Net decrease in net assets from capital share transactions	(2,005,434)	(19,999,992)
TOTAL DECREASE IN NET ASSETS	(26,666,988)	(34,150,692)

NET ASSETS:
Beginning of year	175,579,379	209,730,071
End of year	$148,912,391	$175,579,379
Accumulated Net Investment Loss	—	—

COMMON STOCK ACTIVITY:
Shares repurchased	(272,008)	(859,468)
Net decrease in shares outstanding	(272,008)	(859,468)
Shares outstanding, beginning of year	7,702,705	8,562,173
Shares outstanding, end of year	7,430,697	7,702,705

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012
Net asset value at beginning of period	$22.79	$24.49		$28.32		$22.90		$23.92
Income from investment operations:
Net investment loss	(0.52)	(0.06	)(1)	(1.26)		(1.42)		(0.39)
Net realized and unrealized gains (losses) on investments	(2.76)	(1.78)		3.04		7.16		(1.01)
Total from investment operations	(3.28)	(1.84)		1.78		5.74		(1.40)
Distributions from:
Realized capital gains	—	—		(5.86)		(0.32)		—
Premiums from shares sold in offerings	—	—		—		—	(2)	0.38
Anti-dilutive effect from capital share transactions	0.53	0.14		0.25		—		—
Net asset value at end of year	$20.04	$22.79		$24.49		$28.32		$22.90
Market value at end of year	$7.67	$8.17		$18.65		$23.17		$17.44

Total return
Based on Net Asset Value	(12.07)%	(6.94)%		12.54%		25.30%		(4.26)%
Based on Market Value	(6.12)%	(56.19)%		4.76%		34.61%		21.70%

Net assets at end of year (millions)	$148.9	$175.6		$209.7		$256.9		$195.9
Ratio of total expenses to average net assets	2.90%	1.36	%(3)	5.29	%(3)	6.52	%(3)	2.56%
Ratio of total expenses to average net assets, excluding incentive fees	2.90%	2.68%		3.12%		2.67%		2.56%
Ratio of net investment loss to average net assets	(2.36)%	(0.24)%		(4.31)%		(5.96)%		(2.12)%
Portfolio turnover rate	49%	22%		95%		17%		10%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17%, and 3.85%, respectively.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements
DECEMBER 31, 2016

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at December 31, 2016, were $6,054,492 or 4.1% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at December 31, 2016, were $7,402,884 or 5.0% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, and FDL are presented in the report on a consolidated basis.

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
DECEMBER 31, 2016

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On December 31, 2016, our financial statements include venture capital investments valued at approximately $126.3 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2016, we held $137,264,865 in restricted securities. At December 31, 2015, we held $153,859,687 in restricted securities.

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

REALIZED GAIN OR LOSS AND UNREALIZED APPRECIATION OR DEPRECIATION OF PORTFOLIO INVESTMENTS. A realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition. Realized gains and losses are calculated on a specific identification basis. Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

INCOME TAXES. As we intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company does not provide for income taxes. The Company recognizes interest and penalties in income tax expense.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

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

The Company had no option transactions for the year ended December 31, 2016.

The average volume of the Company’s derivatives during the year ended December 31, 2016 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	25,383,287	—

The number of option contracts written and the premiums received during the year ended December 31, 2015 were as follows:

	CONTRACTS	RECEIVED
Options outstanding, beginning of year	—	$—
Options written during period	8,100	1,384,952
Options closed during period	(1,000)	(98,668)
Options expired during period	(5,032)	(541,326)
Options exercised during period	(2,068)	(744,958)
Options outstanding, end of year	—	$—

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2016, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2016, there was an incentive fee expensed for $0. As of December 31, 2015, there was an incentive fee expensed for $(2,478,204).

NOTE 5. DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

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

The main approaches to measuring fair value utilized are the market approach, the income approach, and the asset-based approach. The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the company, as well as the purpose for which the valuation analysis is being conducted. Firsthand and the independent valuation firm rely primarily on the market approach. We also considered the income and asset-based approaches in our analysis because certain of the portfolio companies do not have substantial operating earnings relative to the value of their underlying assets.

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
DECEMBER 31, 2016

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2016:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
ASSETS
Common Stocks
Advanced Materials	$—	$—	$394,200
Computer Storage	158,340	—	—
Consumer Electronics	—	—	3,037,441
Equipment Leasing	—	—	44,430
Intellectual Property	—	—	14,750
Networking	—	—	10,990,390
Other Electronics	1,401,200	—	—
Renewable Energy	3,583,294	—	—
Semiconductor Equipment	—	—	7,524
Semiconductors	375,300	—	—
Software	—	—	245,466
Total Common Stocks	5,518,134	—	14,734,201
Preferred Stocks
Advanced Materials	—	—	12,724,961
Advertising Technology	—	—	9,757,918
Aerospace	—	—	445,456
Automotive	—	—	10,410,045
Cloud Computing	—	—	8,550,361
Consumer Electronics	—	—	3,752,749
Equipment Leasing	—	—	3,975,600
Intellectual Property	—	—	6,137,917
Medical Devices	—	—	24,511,642
Mobile Computing	—	—	7,365,796
Semiconductor Equipment	—	—	21,883,997
Total Preferred Stocks	—	—	109,516,442
Asset Derivatives *
Equity Contracts	—	—	5,420,042
Total Asset Derivatives	—	—	5,420,042
Convertible Notes
Advertising Technology	—	—	559,360
Aerospace	—	—	71,208
Consumer Electronics	—	—	2,913,612
Medical Devices	—	—	4,000,000
Water Purification	—	—	50,000
Total Convertible Notes	—	—	7,594,180
Exchange-Traded Funds	4,747,850	—	—
Total	$10,265,984	$—	$137,264,865

*	Asset derivatives include warrants.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of December 31, 2016.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were [no transfers] between Levels 1 and 2 as of December 31, 2016.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/16
Common Stocks
Advanced Materials	$203,901	$—	$—	$—	$190,299	$—	$394,200
Computer Storage	185,283	—	—	—	150,717	(336,000)	—
Consumer Electronics	6,171,863	1,000,000	—	—	(4,134,422)	—	3,037,441
Equipment Leasing	—	20,000	—	—	24,430	—	44,430
Intellectual Property	—	—	—	—	14,750	—	14,750
Internet	333,317	—	(689,999)	(8,426,224)	8,782,906	—	—
Networking	4,772,712	5,176,125	—	—	1,041,553	—	10,990,390
Renewable Energy	7,148,368	13,775	—	—	(7,162,143)	—	—
Semiconductor Equipment	—	1,000	—	—	6,524	—	7,524
Software	557,216	—	—	—	(311,750)	—	245,466
Preferred Stocks
Advanced Materials	14,000,240	7,500,000	—	—	(8,775,279)	—	12,724,961
Advertising Technology	24,708,708	4,346,304	(40,091,196)	11,784,839	9,009,263	—	9,757,918
Aerospace	2,000,000	—	—	—	(1,554,544)	—	445,456
Automotive	12,928,943	4,779,956	(4,779,956)	864,024	(3,382,922)	—	10,410,045
Cloud Computing	9,999,998	2,705,790	(2,264,990)	(379,810)	(1,510,627)	—	8,550,361
Consumer Electronics	7,438,704	750,000	(5)	(2,124,069)	(2,311,881)	—	3,752,749
Equipment Leasing	—	4,000,000	—	—	(24,400)	—	3,975,600
Intellectual Property	—	12,251,478	(2,670,500)	(3,538,500)	95,439	—	6,137,917
Medical Devices	22,655,879	—	—	—	1,855,763	—	24,511,642
Mobile Computing	7,110,747	—	—	—	255,049	—	7,365,796
Semiconductor Equipment	23,370,825	6,175,801	—	—	(7,662,629)	—	21,883,997

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/16
Asset Derivatives
Equity Contracts	$642,600	$—	$—	$—	$4,777,442	$—	$5,420,042
Convertible Notes
Advertising Technology	—	2,321,564	—	—	(1,762,204)	—	559,360
Aerospace	—	80,500	(8,792)	—	(500)	—	71,208
Consumer Electronics	2,000,000	3,560,000	(5)	(99,995)	(2,546,388)	—	2,913,612
Intellectual Property	3,630,383	—	(5,250,000)	(360,753)	1,980,370	—	—
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	—	2,940,462	(1,381,102)	—	(1,559,360)	—	—
Water Purification	—	50,000	—	—	—	—	50,000
Total	$153,859,687	$57,672,755	$(57,136,545)	$(2,280,488)	$(14,514,544)	$(336,000)	$137,264,865

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2016 was $(22,130,823).

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/14	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/15
Common Stocks
Advanced Materials	$607,650	$—	$—	$—	$(403,749)	$—	$203,901
Computer Storage	—	336,000	—	—	(150,717)	—	185,283
Consumer Electronics	11,820,642	2,327,500	—	—	(7,976,279)	—	6,171,863
Internet	2,547,272	—	—	—	(2,213,955)	—	333,317
Renewable Energy	5,061,960	—	—	—	2,086,408	—	7,148,368
Software	—	580,000	—	—	(22,784)	—	557,216

Preferred Stocks
Advanced Materials	11,432,476	2,000,000	—	—	567,764	—	14,000,240
Advertising Technology	19,323,228	5,999,995	—	—	(614,515)	—	24,708,708
Automotive	10,916,840	1,658,996	—	—	353,107	—	12,928,943
Aerospace	—	2,000,000	—	—	—	—	2,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/14	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/15
Cloud Computing	$9,999,998	$—	$—	$—	$—	$—	$9,999,998
Consumer Electronics	4,000,000	3,624,074	—	—	(185,370)	—	7,438,704
Medical Devices	15,986,250	26,299,938	(20,299,939)	—	669,630	—	22,655,879
Mobile Computing	9,999,997	—	—	—	(2,889,250)	—	7,110,747
Networking	—	3,999,987	—	—	772,725	—	4,772,712
Semiconductor Equipment	18,682,483	2,321,483	—	—	2,366,859	—	23,370,825

Asset Derivatives
Equity Contracts	567,900	—	—	—	74,700	—	642,600
Convertible Notes
Aerospace	—	250,000	(250,000)	—	—	—	—
Consumer Electronics	500,000	2,100,000	(600,000)	—	—	—	2,000,000
Intellectual Property	5,250,000	—	—	—	(1,619,617)	—	3,630,383
Medical Devices	4,000,000	—	—	—	—	—	4,000,000
Semiconductor Equipment	2,000,000	—	(2,000,000)	—	—	—	—
Total	$132,696,696	$53,497,973	$(23,149,939)	$—	$(9,185,043)	$—	$153,859,687

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2015 was $(13,498,735).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 12/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$13.5M	Market Comparable	Revenue Multiple	0.6x
		Companies	Years to Expiration	5 years
		Prior Transaction	Volatility	55.0%
		Analysis	Risk-Free Rate	1.93%
		Option Pricing Model	Discount for Lack of Marketability	31.90%
Direct venture capital investments: Advertising Technology	$10.3M	Market Comparable	Revenue Multiple	0.3x
		Companies	Years to Expiration	2 years
		Option Pricing Model	Volatility	55.0%
			Risk-Free Rate	1.20%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

continued	FAIR VALUE AT 12/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Aerospace	$0.5M	Prior Transaction	Going Concern Probability	30%
		Analysis	Years to Expiration	5 years
		Probability-Weighted	Volatility	60.0%
		Expected Return	Risk-Free Rate	1.93%
		Option Pricing Model	Discount for Lack of Marketability	25.8%
Direct venture capital investments: Automotive	$10.4M	Prior Transaction	Years to Expiration	3 years
		Analysis	Volatility	55.0%
		Option Pricing Model	Risk-Free Rate	1.47%
Direct venture capital investments: Cloud Computing	$8.6M	Market Comparable	Revenue Multiple	1.3x - 1.5x
		Companies	Years to Expiration	2 years
		Prior Transaction	Volatility	40.0%
		Analysis	Risk-Free Rate	1.2%
		Option Pricing Model
Direct venture capital investments: Consumer Electronics	$9.7M	Market Comparable	Revenue Mulitple	0.9x
		Companies	IPO Exit Probability	75%
		Prior Transaction	Merger & Acquisition Probability	25%
		Analysis	Going Concern Probability	60% - 100%
		Probability-Weighted	Years to Expiration	1 year - 5 years
		Expected Return	Volatility	50.0% - 70.0%
		Invested Capital(Cost)	Risk-Free Rate	0.85% - 1.93%
		Option Pricing Model	Discount for Lack of Marketability	0.0% - 31.9%
Direct venture capital investments: Equipment Leasing	$4.0M	Prior Transaction	Years to Expiration	5 years
		Analysis	Volatility	50.0%
			Risk-Free Rate	1.93%
Direct venture capital investments: Intellectual Property	$6.2M	Prior Transaction	Years to Expiration	5 years
		Analysis	Volatility	55%
		Option Pricing Model	Risk-Free Rate	1.93%
			Discount for Lack of Marketability	31.9%
			Adjustment for Market Movement	(19.8%)
Direct venture capital investments: Medical Devices	$28.5M	Market Comparable	Revenue Multiple	2.7x - 3.1x
		Companies	Years to Expiration	4 years
		Prior Transaction	Volatility	50.0%
		Analysis	Risk-Free Rate	1.70%
		Option Pricing Model
Direct venture capital investments: Mobile Computing	$7.4M	Prior Transaction	Years to Expiration	2 years
		Analysis	Volatility	60.0%
		Option Pricing Model	Risk-Free Rate	1.20%
Direct venture capital investments: Networking	$11.0M	Prior Transaction	Discount for Lack of Marketability	10%
		Analysis

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

continued	FAIR VALUE AT 12/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Semiconductor Equipment	$26.9M	Prior Transaction	Years to Expiration	2 years - 5 years
		Analysis	Volatility	50.0 - 55.0%
		Option Pricing Model	Risk-Free Rate	1.20% - 1.93%
			Discount for Lack of Marketability	0.0% - 20.80%
Direct venture capital investments: Software	$0.2M	Prior Transaction	Years to Expiration	1 year
		Analysis	Volatility	55.0%
		Option Pricing Model	Risk-Free Rate	0.85%
Direct venture capital investments: Water Purification	$0.1M	Prior Transaction	Years to Expiration	5 years
		Analysis	Volatility	40.0%
		Option Pricing Model	Risk-Free Rate	1.93%

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements for 2015:

	FAIR VALUE AT 12/31/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$14.8M	Market Comparable	Revenue Multiple	0.9x - 1.0x
		Companies	Years to Expiration	5 years
		Prior Transaction	Volatility	59.93% - 59.44%
		Analysis	Risk-Free Rate	1.76%
		Option Pricing Model	Discount for Lack of Marketability	34.4% - 34.6%
Direct venture capital investments: Advertising Technology	$24.7M	Market Comparable	Revenue Multiple	0.7x
		Companies	Years to Expiration	2 years
		Prior Transaction	Volatility	56.62% - 62.08%
		Analysis	Risk-Free Rate	1.06%
		Option Pricing Model
Direct venture capital investments: Aerospace	$2.0M	Prior Transaction	Years to Expiration	5 years
		Analysis	Volatility	60.53%
		Option Pricing Model	Risk-Free Rate	1.76%
Direct venture capital investments: Automotive	$12.9M	Prior Transaction	Years to Expiration	3 years
		Analysis	Volatility	67.14%
		Option Pricing Model	Risk-Free Rate	1.31%
Direct venture capital investments: Cloud Computing	$10.0M	Prior Transaction	Years to Expiration	1 year
		Analysis	Volatility	32.19%
		Option Pricing Model	Risk-Free Rate	0.65%
Direct venture capital investments: Computer Storage	$0.2M	Prior Transaction	Discount for Lack of Marketability	15.0%
		Analysis

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

continued	FAIR VALUE AT 12/31/15	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Consumer Electronics	$15.6M	Prior Transaction	IPO Exit Probability	90%
		Analysis	Merger & Acquisition Probability	10%
		Probability-Weighted	Years to Expiration	1 year - 5 years
		Expected Return	Volatility	47.74% - 62.41%
		Invested Capital(Cost)	Risk-Free Rate	1.06% - 1.76%
		Option Pricing Model	Discount for Lack of Marketability	0.0% - 23.7%
Direct venture capital investments: Intellectual Property	$3.6M	Prior Transaction	Years to Expiration	5 years
		Analysis	Volatility	54.81%
		Option Pricing Model	Risk-Free Rate	1.76%
			Discount for Lack of Marketability	32.10%
Direct venture capital investments: Internet	$0.3M	Probability-Weighted	High Value M&A Probability	5%
		Expected Return	Low Value M&A Probability	70%
		Option Pricing Model	Remain Private Probability	25%
			Volatility	43.90%
			Risk-Free Rate	0.65%
			Discount for Lack of Marketability	13.5%
Direct venture capital investments: Medical Devices	$26.7M	Prior Transaction	Years to Expiration	4 years
		Analysis	Volatility	69.52%
		Option Pricing Model	Risk-Free Rate	1.54%
Direct venture capital investments: Mobile Computing	$7.1M	Prior Transaction	Years to Expiration	2 years
		Analysis	Volatility	71.34%
		Option Pricing Model	Risk-Free Rate	1.06%
Direct venture capital investments: Networking	$4.8M	Prior Transaction	Years to Expiration	0.5 years
		Analysis	Volatility	27.99%
		Option Pricing Model	Risk-Free Rate	0.49%
			Discount for Lack of Marketability	6.1%
Direct venture capital investments: Renewable Energy	$7.1M	Prior Transaction	Discount for Lack of Marketability	10.0%
		Analysis
Direct venture capital investments: Semiconductor Equipment	$23.4M	Prior Transaction	Years to Expiration	3 years
		Analysis	Volatility	49.83%
		Option Pricing Model	Risk-Free Rate	1.31%
Direct venture capital investments: Software	$0.6M	Prior Transaction	Years to Expiration	1 year
		Analysis	Volatility	62.48%
		Option Pricing Model	Risk-Free Rate	0.65%
			Discount for Lack of Marketability	19.0%

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

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

TAX TABLES
Reclassification of Capital Accounts
Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2016 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(3,835,503)	$3,835,503	$—

As of December 31, 2016, the Fund had short-term and long-term capital loss carryforwards for federal income tax purposes in the amounts of $(211,156) and $(747,488), respectively, which do not expire.

As of December 31, 2016, the Fund utilized capital loss carry forwards for federal income tax purposes in the amount of $2,004,970.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

Components of Distributable Earnings as of 12/31/16

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Net Unrealized Appreciation (Depreciation)	$(34,834,709)
Capital Loss Carryforwards	(958,644)
Total Distributable Earnings	$(35,793,353)

As of December 31, 2016, the Fund did not pay any long-term capital gains.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Gross unrealized appreciation	$13,265,628
Gross unrealized depreciation	(48,100,337)
Net unrealized depreciation	$(34,834,709)
Federal income tax cost, Investments	$182,365,558

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2013, 2014, and 2015 remain open to federal and state audit.  As of December 31, 2016, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2016.

PURCHASES AND SALES
Purchases of investment securities	$76,522,603
Proceeds from sales and maturities of investment securities	$80,015,681

NOTE 9.  SHARE BUYBACKS

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million. As of December 31, 2016, the Fund had 7,430,697 shares outstanding.

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

NOTE 10.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2015, through December 31, 2016, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/16	ACQUISITION COST
EQX, Inc. Common Stock*	—	100,000	—	100,000	$—	$—	$44,430	$20,000
EQX, Inc. Preferred Stock - Series A*	—	4,000,000	—	4,000,000	—	—	3,975,600	4,000,000
Hera Systems, Inc. Term Note*	—	50,000	(8,792)	41,208	—	210	41,208	41,208
Hera Systems, Inc. Series A Preferred*	3,642,324	—	—	3,642,324	—	—	445,456	2,000,000

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/16	ACQUISITION COST
Hera Systems, Inc. Convertible Note*	—	30,000	—	30,000	$—	$681	$30,000	$30,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	—	—	26,856,187	—	—	24,511,642	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	195,204	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	240,658	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	6,370,532	6,000,048
Pivotal Systems, Series B Preferred*	13,065,236	—	—	13,065,236	—	—	6,985,982	6,321,483
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,273,159	2,657,862
Pivotal Systems, Series D Preferred*	—	6,237,978	—	6,237,978	—	—	4,060,924	3,975,801
Pivotal Systems, Convertible Note*	—	500,000	(500,000)	—	—	39,178	—	—
Pivotal Systems, Convertible Note*	—	881,102	(881,102)	—	—	55,521	—	—
Pivotal Systems, Common Stocks Warrants*	—	4,158,654	—	4,158,654	—	—	284,036	—
Pivotal Systems, Common Stocks Warrants*	—	18,180,475	—	18,180,475	—	—	4,743,286	—
QMAT, Preferred Stock Series A*	14,000,240	2,000,000	—	16,000,240	—	—	10,724,961	16,000,240
QMAT, Preferred Stock Series B*	—	2,000,000	—	2,000,000	—	—	2,000,000	2,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	376,400	—
Revasum, Common Stock*	—	10,000	—	10,000	—	—	7,524	1,000
Revasum, Preferred Stock Series A*	—	2,200,000	—	2,200,000	—	—	2,193,400	2,200,000
Silicon Genesis Corp., Common*	921,892	—	—	921,892	—	—	14,750	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	(1,250,000)	—	(360,753)	—	—	—
Silicon Genesis Corp., Convertible Note*	1,000,000	—	(1,000,000)	—	—	—	—	—
Silicon Genesis Corp., Term Note*	3,000,000	—	(3,000,000)	—	—	—	—	—
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	319	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	10,000	—

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/16	ACQUISITION COST
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	$—	$—	$6,000	$—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	70,444	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	195,606	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	2,134,616	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	464,165	583,060
Silicon Genesis Corp., Series 1-G Preferred*	—	83,370,793	(35,000,000)	48,370,793	(3,538,500)	—	3,032,848	5,042,479
Silicon Genesis Corp., Series 1-H Preferred*	—	837,942	—	837,942	—	—	240,238	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	—	—	2,000,000	—	209,033	1,109,340	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	150,000	—	150,000	—	7,973	83,201	150,000
Telepathy Investors, Inc. Convertible Note*	—	500,000	—	500,000	—	35,068	277,335	500,000
Telepathy Investors, Inc. Convertible Note*	—	300,000	—	300,000	—	27,781	166,401	300,000
Telepathy Investors, Inc. Convertible Note*	—	500,000	—	500,000	—	2,603	277,335	500,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	2,096,749	3,999,999
Vufine, Inc., Series A Preferred*	15,000,000	7,500,000	—	22,500,000	—	—	1,656,000	2,250,000
Vufine, Inc., Common Stock*	750,000	—	—	750,000	—	—	14,325	15,000
Vufine, Inc., Convertible Note*	—	1,000,000	—	1,000,000	—	16,767	1,000,000	1,000,000
Wrightspeed, Inc. Series C Preferred	2,267,659	1,480,000	(1,480,000)	2,267,659	864,024	—	5,811,783	6,864,023
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,221,792	3,375,887
Wrightspeed, Inc. Series E Preferred	450,814	—	—	450,814	—	—	1,376,470	1,658,996
Total Affiliates and Controlled Investments					$(3,035,229)	$830,677	$96,328,257	$108,450,701
Total Affiliates					$864,024	$—	$10,410,045	$11,898,906
Total Controlled Investments					$(3,899,253)	$830,677	$85,918,212	$96,551,795

*	Controlled investment.

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

As of December 31, 2016, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Financial Summary	QMAT	INTRAOP MEDICAL	PIVOTAL SYSTEMS
Total Assets	$2,708,422	$20,398,974	$10,538,000
Total Liabilities	2,795,633	8,464,797	5,457,000
Net Shareholder Equity	$(87,211)	$11,934,177	$5,081,000

Total Revenues/Income	$4,237	$7,976,800	$8,378,000
Total Expenses	5,214,013	14,482,076	12,444,000
Net Income/(Loss)	$(5,209,776)	$(6,505,276)	$(4,066,000)

Financial Summary	SILICON GENESIS	TELEPATHY INVESTORS	VUFINE
Total Assets	$1,369,914	$1,885,291	$1,113,269
Total Liabilities	3,298,630	5,577,790	1,216,547
Net Shareholder Equity	$(1,928,716)	$(3,692,499)	$(103,278)

Total Revenues/Income	$202,073	$448,590	$880,474
Total Expenses	485,699	3,866,396	2,111,193
Net Income/(Loss)	$(283,626)	$(3,417,806)	$(1,230,719)

Financial Summary	EQX CAPITAL	REVASUM	HERA SYSTEMS
Total Assets	$3,776,706	$5,100,000	$1,569,995
Total Liabilities	52,598	3,100,000	2,234,934
Net Shareholder Equity	$3,724,108	$2,000,000	$(664,939)

Total Revenues/Income	$47,184	$1,500,000	$54,000
Total Expenses	343,076	1,700,000	1,244,008
Net Income/(Loss)	$(295,892)	$(200,000)	$(1,190,008)

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

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

Firsthand Technology Value Fund, Inc.
Notes to Financial Statements - continued
DECEMBER 31, 2016

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/14	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/15	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/15	ACQUISITION COST
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	$—	$—	$—	$431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	—	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	—	583,060
Telepathy Investors, Inc. Convertible Note*	—	2,000,000	—	2,000,000	—	106,666	2,000,000	2,000,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	3,658,644	3,999,999
Vufine, Inc., Series A Preferred*	—	15,000,000	—	15,000,000	—	—	1,500,000	1,500,000
Vufine, Inc., Common Stock*	—	750,000	—	750,000	—	—	22,275	15,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	7,345,401	5,999,999
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,924,546	3,375,887
Wrightspeed, Inc. Series E Preferred	—	450,814	—	450,814	—	—	1,658,996	1,658,996
Total Affiliates and Controlled Investments							$90,409,789	$89,686,941
Total Affiliates							$12,928,943	$11,034,882
Total Controlled Investments							$77,480,846	$78,652,059

*	Controlled investment.

As of December 31, 2015, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; Hiku Labs, Inc.; IntraOp Medical Corp.; Phunware, Inc.; Pivotal Systems, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; QMAT, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. SUBSEQUENT EVENTS

On February 22, 2017, Amobee, a subsidiary of Singtel, announced that it signed an agreement to acquire Turn at an enterprise value of $310 million. The Fund’s final proceeds from the sale have not yet been determined, but we currently expect that the Fund may realize a nominal gain on the investment.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016 and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2016, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears on page 39 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2017 (the “2017 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2016 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2017 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2017 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2017 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Procedures” and “Fees Paid to Tait, Weller & Baker LLP for 2016” in the 2017 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	38
Statement of Assets and Liabilities as of December 31, 2016	40
Schedule of Investments as of December 31, 2016	41
Statement of Operations as of December 31, 2016	48
Statement of Cash Flows as of December 31, 2016	49
Statement of Changes in Net Assets as of December 31, 2016	50
Financial Highlights	51
Notes to Financial Statements	52

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description
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

24.1	Power of Attorney is incorporated by reference to exhibit 24.1 to the registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015.
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 14, 2017	By:
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board and Chief Executive Officer and Chief Financial Officer	March 14, 2017
Kevin Landis

*	Director	March 14, 2017
Greg Burglin

*	Director	March 14, 2017
Mark FitzGerald

*	Director	March 14, 2017
Kimun Lee

*	Director	March 14, 2017
Nicholas Petredis

*	Director	March 14, 2017
Rodney Yee

*	Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit
Number	Descriptions
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

LETTER TO SHAREHOLDERS - CONTINUED FROM INSIDE FRONT COVER

Despite Tapad’s success, valuations have been under pressure in the advertising technology space, as this dynamic market continues its rapid evolution. We wrote down our investment in Turn during the year, reflecting the stock performance of its publicly traded peers. Turn has recently agreed to be acquired by Amobee, a subsidiary of Singtel, one of the largest mobile network operators in Singapore. Although final payouts have not yet been determined, we believe we may realize a small gain on our investment as a result of the transaction.

In some cases, we have been forced to write down the value of existing investments because the companies have taken in a new round of investment that is dilutive to existing shareholders. Examples this past year include Pivotal, Phunware, and QMAT. In most cases, new rounds of financing include rights and preferences that are senior to those of the prior rounds. Unless the overall valuation implied by the new funding is much higher, the net result of the new round is a decline in value for the securities with junior rights. This is true even if we invest in the new round as well, as was the case with Pivotal. In the case of QMAT, which is a sizeable holding in the portfolio at 8.8% as of December 31, the write-down was significant and was responsible for a large portion of the decline in NAV in the second half of 2016.

DISTRIBUTIONS, BUYBACKS, AND THE ROAD AHEAD

We share investors’ frustration with the discount at which our stock trades relative to NAV. In 2016, realized losses from companies including Hiku and InvenSense offset the gains from the Nutanix, Mattson, and Tapad exits, and prevented the Fund from making a distribution of capital gains to shareholders. We did, however, use some of the Fund’s cash to fund a $2 million stock repurchase in 2016. While we are pleased to report that the repurchase added $0.53 to the NAV during the year, there is no evidence that it did anything to close the gap between the stock price and NAV. We will continue our efforts to improve the availability of information about our portfolio companies and to communicate the intrinsic value of the Fund’s holdings to the market

In hindsight, most successful venture capital funds are defined by a few “home runs” that made up for the many losses along the way. If you were an early investor in Facebook, for example, you would have had a successful fund, regardless of what else you invested in. In our view, the investments that will define Firsthand Technology Value Fund are not the companies that we have exited in the past few years. Rather, we believe that the investments that define the Fund will be the investments we made in early-stage companies at low valuations that we nurture and lead to IPO and M&A exits in the future.

We continue to examine and consider other ways to deliver value to shareholders and will do what we think is best for long-term investors in the Fund.  I remain one of the Fund’s largest individual shareholders and I will continue to invest personally in the Fund in 2017.

In closing, we wish to thank you for entrusting your investment dollars to us and want you to know that we are working hard every day to identify and invest in many of the most exciting technology companies in the world.

Sincerely,

Kevin Landis
CEO and President
Firsthand Technology Value Fund, Inc.

Firsthand®

For stockholder inquiries, registered stockholders should call 1.800.331.1710.

For general inquiries, please call 1.800.976.8776 or visit us on the web at www.firsthandtvf.com.