Form 10-K/A
period 2016-12-31
Firsthand Technology Value Fund, Inc.
filed 2017-03-20
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]  No  [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2016 was approximately $47 million (computed using the closing price of $7.67 per share of Common Stock on December 31, 2016, as reported by the NASDAQ Global Market).

As of March 15, 2017, Firsthand Technology Value Fund had 7,430,697 shares of common stock, par value $0.001 per share, outstanding.

Filed solely to include a corrected cover sheet

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