Form 10-Q
period 2017-03-31
Firsthand Technology Value Fund, Inc.
filed 2017-05-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2017 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] [  ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $0.001 par value per share	7,430,697

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of March 31, 2017 (Unaudited) and December 31, 2016	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and for the Three Months Ended March 31, 2016	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 (Unaudited) and the Year Ended December 31, 2016	5
	Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2017 (Unaudited) and the Year Ended December 31, 2016	6
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2017 (Unaudited) (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, and for the Year Ended December 31, 2012	7
	Consolidated Schedule of Investments (Unaudited) as of March 31, 2017	8
	Consolidated Notes To Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities
	AS OF MARCH 31, 2017 (UNAUDITED)	AS OF DECEMBER 31, 2016
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost*	$58,809,899	$66,336,448
Affiliated investments at acquisition cost	13,098,906	11,898,906
Controlled investments at acquisition cost	103,230,584	96,551,795
Total acquisition cost	$175,139,389	$174,787,149
Unaffiliated investments at market value*	$47,140,778	$51,202,592
Affiliated investments at market value	11,604,776	10,410,045
Controlled investments at market value	90,861,918	85,918,212
Total market value ** (Note 6)	149,607,472	147,530,849
Cash	20,385	1,934,247
Receivable from dividends and interest	993,507	820,824
Other assets	38,216	28,513
Total Assets	150,659,580	150,314,433

LIABILITIES
Payable for securities purchased	—	395,532
Payable to affiliates (Note 4)	1,564,068	796,533
Consulting fee payable	28,500	27,250
Accrued expenses and other payables	250,080	182,727
Total Liabilities	1,842,648	1,402,042
NET ASSETS	$148,816,932	$148,912,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,431	$7,431
Paid-in-capital	184,698,313	184,698,313
Accumulated net investment loss	(747,390)	—
Accumulated net realized loss from security transactions and written options	(9,609,505)	(8,537,053)
Net unrealized depreciation on investments and warrants transactions	(25,531,917)	(27,256,300)
NET ASSETS	$148,816,932	$148,912,391

Shares of Common Stock outstanding	7,430,697	7,430,697
Net asset value per share (Note 2)	$20.03	$20.04

*
Includes Fidelity Investments Money Market Treasury Portfolio – Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/17 and 12/31/16 were 0.55% and 0.35%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants and purchased options whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Operations
	FOR THE THREE MONTHS ENDED
	MARCH 31, 2017 (UNAUDITED)	MARCH 31, 2016 (UNAUDITED)
INVESTMENT INCOME
Unaffiliated interest	$6,708	$236
Affiliated/Controlled interest	254,090	159,679
TOTAL INVESTMENT INCOME	260,798	159,915
EXPENSES
Investment advisory fees (Note 4)	741,152	860,821
Administration fees	46,167	36,877
Custody fees	2,774	3,538
Transfer agent fees	7,195	7,175
Registration and filing fees	5,696	5,743
Professional fees	116,141	180,688
Printing fees	14,136	18,978
Trustees fees	25,000	25,000
Compliance fees	26,384	49,450
Miscellaneous fees	23,543	13,657
TOTAL NET EXPENSES	1,008,188	1,201,927

NET INVESTMENT LOSS	(747,390)	(1,042,012)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/Controlled	—	(360,753)
Non-affiliated and other assets	(1,072,452)	3,675,596
Net change in unrealized appreciation (depreciation) on investments	1,343,720	(16,225,358)
Net change in unrealized appreciation on warrants transactions (1)	380,663	5,936,428
Net Realized and Unrealized Gains (Losses) on Investments	651,931	(6,974,087)

Net Decrease In Net Assets Resulting From Operations	$(95,459)	$(8,016,099)

Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.01)	$(1.04)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Cash Flows

	FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(95,459)	$(24,661,554)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(7,511,655)	(76,522,603)
Proceeds from disposition of investments	5,386,177	80,015,681
Net sales from short-term investments	700,786	(1,171,203)
Increase (decrease) in dividends, interest, and reclaims receivable	(172,683)	2,615,902
Decrease in restricted cash	—	1,000,000
Increase (decrease) in other assets	(9,703)	757,955
(Decrease) increase in payable for investment purchased	(395,532)	395,532
Increase (decrease) in payable to affiliates	767,535	(98,839)
Increase in accrued expenses and other payables	68,603	15,473
Net realized loss from investments	1,072,452	6,167,339
Net unrealized (appreciation) and depreciation from investments, other assets, and warrants transactions	(1,724,383)	14,658,712
Net cash (used in) provided by operating activities	(1,913,862)	3,172,395

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(2,005,434)
Net cash (used in) financing activities	—	(2,005,434)

Net increase (decrease) in cash	(1,913,862)	1,166,961
Cash - beginning of period	1,934,247	767,286
Cash - end of period	$20,385	$1,934,247

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Changes in Net Assets

	FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2016
FROM OPERATIONS:
Net investment loss	$(747,390)	$(3,835,503)
Net realized losses from security transactions, written options, and warrants transactions	(1,072,452)	(6,167,339)
Net change in unrealized depreciation on investments and warrants transactions	1,724,383	(14,658,712)
Net decrease in net assets from operations	(95,459)	(24,661,554)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	—	(2,005,434)
Net decrease in net assets from capital share transactions	—	(2,005,434)
TOTAL DECREASE IN NET ASSETS	(95,459)	(26,666,988)

NET ASSETS:
Beginning of period	148,912,391	175,579,379
End of period	$148,816,932	$148,912,391
Accumulated Net Investment Loss	$(747,390)	$—

COMMON STOCK ACTIVITY:
Shares repurchased	—	(272,008)
Net decrease in shares outstanding	—	(272,008)
Shares outstanding, beginning of period	7,430,697	7,702,705
Shares outstanding, end of period	7,430,697	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2017* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012
Net asset value at beginning of period	$20.04		$22.79	$24.49		$28.32		$22.90		$23.92
Income from investment operations:
Net investment loss	(0.10)		(0.52)	(0.06	)(1)	(1.26)		(1.42)		(0.39)
Net realized and unrealized gains (losses) on investments	0.09		(2.76)	(1.78)		3.04		7.16		(1.01)
Total from investment operations	(0.01)		(3.28)	(1.84)		1.78		5.74		(1.40)

Distributions from:
Realized capital gains	—		—	—		(5.86)		(0.32)		—
Premiums from shares sold in offerings	—		—	—		—		—	(2)	0.38
Anti-dilutive effect from capital share transactions	—		0.53	0.14		0.25		—		—
Net asset value at end of period	$20.03		$20.04	$22.79		$24.49		$28.32		$22.90

Market value at end of period	$7.96		$7.67	$8.17		$18.65		$23.17		$17.44

Total return
Based on Net Asset Value	(0.05	)%(A)	(12.07)%	(6.94)%		12.54%		25.30%		(4.26)%
Based on Market Value	3.78	%(A)	(6.12)%	(56.19)%		4.76%		34.61%		21.70%
Net assets at end of period (millions)	$148.8		$148.9	$175.6		$209.7		$256.9		$195.9
Ratio of total expenses to average net assets	2.75	%(B)	2.90%	1.36	%(3)	5.29	%(3)	6.52	%(3)	2.56%
Ratio of total expenses to average net assets, excluding incentive fees	2.75	%(B)	2.90%	2.68%		3.12%		2.67%		2.56%
Ratio of net investment loss to average net assets	(2.04	)%(B)	(2.36)%	(0.24)%		(4.31)%		(5.96)%		(2.12)%
Portfolio turnover rate	4	%(A)	49%	22%		95%		17%		10%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17%, and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
MARCH 31, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (1.0%) Consumer Electronics	Common Stock *(1)	2,128,005	$10,108,024	$1,427,680
CLOUDERA, INC. (0.2%) Software	Common Stock *(1)	20,000	580,000	252,293
EQX CAPITAL, INC. (2.7%)	Common Stock *(1)(2)	100,000	20,000	44,430
Equipment Leasing	Preferred Stock - Series A *(1)(2)	4,000,000	4,000,000	3,975,600
				4,020,030
HERA SYSTEMS, INC. (0.9%) Aerospace	Convertible Note (1)(2) Matures August 2017 Interest Rate 6%	30,000	30,000	30,000
	Convertible Note (1)(2) Matures July 2017 Interest Rate 10%	200,000	200,000	200,000
	Preferred Stock - Series A *(1)(2)	3,642,324	2,000,000	1,100,710
	Term Note (1)(2) Matures July 2017 Interest Rate 3%	20,000	20,000	20,000
				1,350,710
HIGHTAIL, INC. (5.8%) Cloud Computing	Preferred Stock - Series E *(1)(4)	2,268,602	9,620,188	8,562,611
INTRAOP MEDICAL CORP. (19.8%) Medical Devices
	Convertible Note (1)(2) Matures July 2017 Interest Rate 15%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	23,523,334
	Term Note (1)(2) Matures February 2020 Interest Rate 8%	2,000,000	2,000,000	2,000,000
	Term Note (1)(2) Matures February 2020 Interest Rate 8%	3,000,000	3,000,000	3,000,000
				29,523,334
NUTANIX, INC. (5.8%) Networking	Common Stock *	459,772	7,376,112	8,629,920
PHUNWARE, INC. (5.0%) Mobile Computing	Preferred Stock - Series E *(1)	3,257,328	9,999,997	7,381,431

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
MARCH 31, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (16.8%) Semiconductor Equipment	Common Stock Warrants - Class B *(1)(2)	18,180,475	$0	$5,070,534
	Preferred Stock Warrants - Series D *(1)(2)	4,158,654	0	284,868
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	6,370,532
	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	6,985,982
	Preferred Stock - Series C *(1)(2)	2,291,260	2,657,862	2,271,555
	Preferred Stock - Series D *(1)(2)	6,237,978	3,975,801	4,059,676
				25,043,147
QMAT, INC. (9.5%) Advanced Materials	Convertible Note (1)(2) Matures March 2019 Interest Rate 8%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series A *(1)(2)	16,000,240	16,000,240	10,724,961
	Preferred Stock - Series B *(1)(2)	2,000,000	2,000,000	2,000,000
	Preferred Stock Warrants - Series A *(1)(2)	2,000,000	0	418,400
				14,143,361
QUICKLOGIC CORP. (0.6%) Semiconductors	Common Stock *	520,000	826,089	925,600
REVASUM, INC. (3.5%)	Common Stock *(1)(2)	10,000	1,000	11,230
Semiconductor Equipment	Term Note (1)(2)
	Matures February 2020 Interest Rate 5%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series A *(1)(2)	441,998	1,999,997	1,521,578
	Preferred Stock - Series Seed *(1)(2)	2,200,000	2,200,000	2,668,160
				5,200,968

ROKU, INC. (1.1%) Consumer Electronics	Common Stock *(1)	1,500,000	2,312,500	1,706,700
RORUS, INC. (0.0%) Water Purification	Convertible Note (1) Matures June 2021 Interest Rate 2%	50,000	50,000	50,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
MARCH 31, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
SILICON GENESIS CORP. (4.8%)	Common Stock *(1)(2)	921,892	$169,045	$22,863
Intellectual Property	Common Stock Warrants *(1)(2)	5,000,000	0	16,500
	Common Stock Warrants *(1)(2)	37,982	6,678	501
	Common Stock Warrants *(1)(2)	3,000,000	0	9,900
	Preferred Stock -Series 1-C *(1)(2)	82,914	109,518	95,376
	Preferred Stock -Series 1-D *(1)(2)	850,830	431,901	265,544
	Preferred Stock -Series 1-E *(1)(2)	5,704,480	2,946,535	2,326,857
	Preferred Stock -Series 1-F *(1)(2)	912,453	583,060	515,810
	Preferred Stock -Series 1-G *(1)(2)(5)	48,370,793	5,042,479	3,660,218
	Preferred Stock -Series 1-H *(1)(2)	837,942	1,000,000	269,482
				7,183,051
SUNRUN, INC. (1.9%) Renewable Energy	Common Stock *	524,820	4,954,995	2,834,028
SVXR, INC. (0.7%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)	2,013,491	1,000,000	1,000,000
TELEPATHY INVESTORS, INC. (1.7%) Consumer Electronics	Convertible Note (1)(2) Matures January 2017 Interest Rate 10%	2,000,000	2,000,000	633,000
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	500,000	500,000	158,240
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	300,000	300,000	94,944
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	500,000	500,000	158,240
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	150,000	150,000	47,472
	Preferred Stock - Series A *(1)(2)	15,238,000	3,999,999	1,465,896
				2,557,792
TURN INC. (9.7%) Advertising Technology	Convertible Note (1) Matures March 2023 Interest Rate 1.48%	559,360	559,360	559,360
	Preferred Stock - Series E *(1)(5)	1,798,562	11,339,911	13,806,481
				14,365,841

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
MARCH 31, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (0.4%)	Common Stock *(1)	1,500,000	$662,235	$584,250
Advanced Materials	Common Stock Warrants *(1)	2,283	67	2
				584,252
VUFINE, INC. (1.2%)	Common Stock *(1)(2)	750,000	15,000	900
Consumer Electronics	Convertible Note (1)(2) Matures February 2018 Interest Rate 6%	500,000	500,000	500,000
	Convertible Note (1)(2) Matures September 2017 Interest Rate 6%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series A *(1)(2)	22,500,000	2,250,000	338,625
				1,839,525
WRIGHTSPEED, INC. (7.1%) Automotive	Convertible Note (1)(3) Matures May 2017 Interest Rate 10%	200,000	200,000	200,000
	Preferred Stock - Series C *(1)(3)(4)	2,267,659	6,864,023	5,811,330
	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,218,599
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,374,847
				10,604,776
INVESTMENT COMPANY (0.3%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	420,422	420,422	420,422
TOTAL INVESTMENTS (Cost $175,139,389) —100.5%				149,607,472
LIABILITIES IN EXCESS OF OTHER ASSETS — (0.5)%				(790,540)
NET ASSETS — 100.0%				$148,816,932

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).
(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).
(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

NOTE 1.  THE COMPANY

Firsthand Technology Value Fund, Inc.  (the “Company,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company.  The reorganization was completed on April 15, 2011.  The Company commenced operations on April 18, 2011.  Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the “cleantech” sector.  Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics.  While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources.  In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million.  Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above).  These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.”

The Company is an investment company and follows accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946.

CONSOLIDATION OF SUBSIDIARIES. On May 8, 2015, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of the Company named Firsthand Venture Investors (“FVI”), a California general partnership formed on March 30, 2015. After the close of business on June 30, 2015, the Company contributed substantially all of its assets to FVI in return for a controlling general partner ownership interest in FVI. The transaction was completed July 1, 2015. Under this new structure, we will have all or substantially all of our investment activities conducted through our fully owned subsidiary, FVI.

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at March 31, 2017, were $6,057,436 or 4.1% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at March 31, 2017, were $10,017,794 or 6.7% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, and FDL are presented in the report on a consolidated basis.

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
MARCH 31, 2017 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On March 31, 2017, our financial statements include venture capital investments valued at approximately $136.8 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2017, we held $136.8 million in restricted securities.

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
MARCH 31, 2017 (UNAUDITED)

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

The market value of the Company’s purchased options as of March 31, 2017 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended March 31, 2017 can be found on the Statement of Operations.

The Company had no option transactions for the three months ended March 31, 2017.

The average volume of the Fund’s derivatives during the three months ended March 31, 2017, is as follows:

	Purchased Options (Contracts)	Warrants (Shares)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	—	32,379,394	—

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
MARCH 31, 2017 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, was calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2017, there were no accrued incentive fees.

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
MARCH 31, 2017 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2017:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$584,250
Consumer Electronics	—	—	3,135,280
Equipment Leasing	—	—	44,430
Intellectual Property	—	—	22,863
Networking	8,629,920	—	—
Renewable Energy	2,834,028	—	—
Semiconductor	925,600	—	—
Semiconductors Equipment	—	—	11,230
Software	—	—	252,293
Total Common Stocks	12,389,548	—	4,050,346
Preferred Stocks
Advanced Materials	—	—	12,724,961
Advertising Technology	—	—	13,806,481
Aerospace	—	—	1,100,710
Automotive	—	—	10,404,776
Cloud Computing	—	—	8,562,611
Consumer Electronics	—	—	1,804,521
Equipment Leasing	—	—	3,975,600
Intellectual Property	—	—	7,133,287
Medical Devices	—	—	23,523,334
Mobile Computing	—	—	7,381,431
Semiconductor Equipment	—	—	24,877,483
Total Preferred Stocks	—	—	115,295,195
Asset Derivatives *
Equity Contracts	—	—	5,800,705
Total Asset Derivatives	—	—	5,800,705
Convertible Notes
Advanced Materials	—	—	1,000,000
Advertising Technology	—	—	559,360
Aerospace	—	—	250,000
Automotive	—	—	200,000
Consumer Electronics	—	—	2,591,896
Medical Devices	—	—	6,000,000
Semiconductor Equipment	—	—	1,000,000
Water Purification	—	—	50,000
Total Convertible Notes	—	—	11,651,256
Investment Company	420,422	—	—
Total	$12,809,970	$—	$136,797,502

*	Asset derivatives include warrants.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the quarter. There were no transfers between Levels 1 and 2 as of March 31, 2017.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES	NET SALES	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/17
Common Stocks
Advanced Materials	$394,200	$—	$—	$—	$190,050	$—	$584,250
Consumer Electronics	3,037,441	—	—	—	97,839	—	3,135,280
Equipment Leasing	44,430	—	—	—	—	—	44,430
Intellectual Property	14,750	—	—	—	8,113	—	22,863
Networking	10,990,390	—	—	—	(2,360,470)	(8,629,920)	—
Semiconductor Equipment	7,524	—	—	—	3,706	—	11,230
Software	245,466	—	—	—	6,827	—	252,293
Preferred Stocks
Advanced Materials	12,724,961	—	—	—	—	—	12,724,961
Advertising Technology	9,757,918	—	—	—	4,048,563	—	13,806,481
Aerospace	445,456	—	—	—	655,254	—	1,100,710
Automotive	10,410,045	—	—	—	(5,269)	—	10,404,776
Cloud Computing	8,550,361	—	—	—	12,250	—	8,562,611
Consumer Electronics	3,752,749	—	—	—	(1,948,228)	—	1,804,521
Equipment Leasing	3,975,600	—	—	—	—	—	3,975,600
Intellectual Property	6,137,917	—	—	—	995,370	—	7,133,287
Medical Devices	24,511,642	—	—	—	(988,308)	—	23,523,334
Mobile Computing	7,365,796	—	—	—	15,635	—	7,381,431
Semiconductor Equipment	21,883,997	2,999,997	—	—	(6,511)	—	24,877,483

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/17
Asset Derivatives
Equity Contracts	$5,420,042	$—	$—	$—	$380,663	$—	$5,800,705
Convertible/Term Notes
Advanced Materials	—	1,000,000	—	—	—	—	1,000,000
Advertising Technology	559,360	—	—	—	—	—	559,360
Aerospace	71,208	220,000	(41,208)	—	—	—	250,000
Automotive	—	200,000	—	—	—	—	200,000
Consumer Electronics	2,913,612	500,000	—	—	(821,716)	—	2,591,896
Medical Devices	4,000,000	2,000,000	—	—	—	—	6,000,000
Semiconductor Equipment	—	1,000,000	—	—	—	—	1,000,000
Water Purification	50,000	—	—	—	—	—	50,000
Total	$137,264,865	$7,919,997	$(41,208)	$—	$283,768	$(8,629,920)	$136,797,502

(1)	The net change in unrealized depreciation from Level 3 instruments held as of March 31, 2017 was $3,465,953.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2017.

	FAIR VALUE AT 3/31/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$14.7M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	EBITDA Multiple	7.8x - 10.0x
			Years to Expiration	5 years
			Volatility	55.0%
			Risk-Free Rate	1.93%
			Discount for Lack of Marketability	24.3%
Direct venture capital investments: Advertising Technology	$14.4M	Market Comparable Companies Probability-Weighted Expected Return Option Pricing Model	Revenue Multiple	0.5x
			Probability of Acquisition	75%
			Years to Expiration	1.5 years
			Volatility	55.0%
			Risk-Free Rate	1.15%
Direct venture capital investments: Aerospace	$1.4M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Going Concern Probability	55%
			Years to Expiration	5 years
			Volatility	60.0%
			Risk-Free Rate	1.93%
Direct venture capital investments: Automotive	$10.6M	Prior Transaction Analysis Option Pricing Model	Years to Expiration	3 years
			Volatility	55.0%
			Risk-Free Rate	1.50%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

continued	FAIR VALUE AT 3/31/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Cloud Computing	$8.5M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple	1.5x - 1.8x
			Years to Expiration	2 years
			Volatility	40.0%
			Risk-Free Rate	1.27%
Direct venture capital investments: Consumer Electronics	$7.5M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Invested Capital(Cost) Option Pricing Model	Revenue Multiple	0.9x - 1.1x
			IPO Exit Probability	75%
			Merger & Acquisition Probability	25%
			Going Concern Probability	40% - 100%
			Years to Expiration	1 year - 5 years
			Volatility	50.0% - 70.0%
			Risk-Free Rate	1.03% - 1.93%
			Discount for Lack of Marketability	0.0% - 25.8%
			Adjustment for Market Movement	0.0% - 18.6%
Direct venture capital investments: Equipment Leasing	$4.0M	Prior Transaction Analysis	Years to Expiration	5 years
			Volatility	50.05%
			Risk-Free Rate	1.93%
Direct venture capital investments: Intellectual Property	$7.2M	Prior Transaction Analysis Option Pricing Model	Years to Expiration	5 years
			Volatility	55%
			Risk-Free Rate	1.96%
			Discount for Lack of Marketability	0% - 24.3%
			Adjustment for Market Movement	(8.9%)
Direct venture capital investments: Medical Devices	$29.5M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple	2.8x - 3.4x
			Years to Expiration	4 years
			Volatility	50.0%
			Risk-Free Rate	1.72%
Direct venture capital investments: Mobile Computing	$7.4M	Prior Transaction Analysis Option Pricing Model	Years to Expiration	2 years
			Volatility	60.0%
			Risk-Free Rate	1.27%
Direct venture capital investments: Semiconductor Equipment	$31.2M	Prior Transaction Analysis Option Pricing Model	Years to Expiration	2 years - 5 years
			Volatility	40.0% - 55.0%
			Risk-Free Rate	1.27% - 1.93%
			Discount for Lack of Marketability	0.0% - 15.5%
Direct venture capital investments: Software	$0.3M	Prior Transaction Analysis Option Pricing Model	Years to Expiration	1 year
			Volatility	55.0%
			Risk-Free Rate	1.03%
Direct venture capital investments: Water Purification	$0.1M	Prior Transaction Analysis Option Pricing Model	Years to Expiration	5 years
			Volatility	40.0%
			Risk-Free Rate	1.93%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

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

The following information is based upon the federal income tax cost of portfolio investments as of March 31, 2017.

Gross unrealized appreciation	$11,776,189
Gross unrealized depreciation	(37,308,106)
Net unrealized depreciation	$(25,531,917)
Federal income tax cost	$175,139,389

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2012, 2013, 2014, 2015, and 2016 remain open to federal and state audit. As of December 31, 2016, management has evaluated the application of these provisions to the Company and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the three months ended March 31, 2017.

PURCHASES AND SALES
Purchases of investment securities	$7,511,655
Proceeds from sales and maturities of investment securities	$5,386,177

NOTE 9.  SHARE BUYBACK/TENDER OFFER

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million. As of March 31, 2017, the Fund had 7,430,697 shares outstanding.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

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

NOTE 10.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2016, through March 31, 2017, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/17	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/17	ACQUISITION COST
EQX, Inc. Common Stock*	100,000	—	—	100,000	$—	$—	$44,430	$20,000
EQX, Inc. Preferred Stock - Series A*	4,000,000	—	—	4,000,000	—	—	3,975,600	4,000,000
Hera Systems, Inc. Term Note*	41,208	—	(41,208)	—	—	70	—	—
Hera Systems, Inc. Series A Preferred*	3,642,324	—	—	3,642,324	—	—	1,100,710	2,000,000
Hera Systems, Inc. Term Note*	—	20,000	—	20,000	—	130	20,000	20,000
Hera Systems, Inc. Convertible Note*	—	200,000	—	200,000	—	3,278	200,000	200,000
Hera Systems, Inc. Convertible Note*	30,000	—	—	30,000	—	444	30,000	30,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	—	—	26,856,187	—	—	23,523,334	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	49,770	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	59,178	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	—	2,000,000	—	2,000,000	—	21,918	2,000,000	2,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	6,370,532	6,000,048

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/17	REALIZED GAIN (LOSS)	INTEREST	VALUE3/31/17	ACQUISITION COST
Pivotal Systems, Series B Preferred*	13,065,236	—	—	13,065,236	$—	$—	$6,985,982	$6,321,483
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,271,555	2,657,862
Pivotal Systems, Series D Preferred*	6,237,978	—	—	6,237,978	—	—	4,059,676	3,975,801
Pivotal Systems, Series D Warrant	4,158,654	—	—	4,158,654	—	—	284,868	—
Pivotal Systems, Common Stocks Warrants - B*	18,180,475	—	—	18,180,475	—	—	5,070,534	—
QMAT, Preferred Stock Series A*	16,000,240	—	—	16,000,240	—	—	10,724,961	16,000,240
QMAT, Preferred Stock Series B*	2,000,000	—	—	2,000,000	—	—	2,000,000	2,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	418,400	—
QMAT, Convertible Note*	—	1,000,000	—	1,000,000	—	3,945	1,000,000	1,000,000
Revasum, Term Note*	—	1,000,000	—	1,000,000	—	4,167	1,000,000	1,000,000
Revasum, Common Stock*	10,000	—	—	10,000	—	—	11,230	1,000
Revasum, Preferred Stock*	2,200,000	—	—	2,200,000	—	—	2,668,160	2,200,000
Revasum, Preferred Stock Series A*	—	441,998	—	441,998	—	—	1,521,578	1,999,997
Silicon Genesis Corp., Common *	921,892	—	—	921,892	—	—	22,863	169,045
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	501	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	16,500	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	9,900	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	95,376	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	265,544	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	2,326,857	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	515,810	583,060
Silicon Genesis Corp., Series 1-G Preferred*	48,370,793	—	—	48,370,793	—	—	3,660,218	5,042,479

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
MARCH 31, 2017 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 3/31/17	REALIZED GAIN (LOSS)	INTEREST	VALUE 3/31/17	ACQUISITION COST
Silicon Genesis Corp., Series 1-H Preferred*	837,942	—	—	837,942	—	—	269,482	1,000,000
SVXR, Inc., Preferred Stock Series A	—	2,113,491	(100,000)	2,013,491	—	173	1,000,000	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	—	—	2,000,000	—	54,863	633,000	2,000,000
Telepathy Investors, Inc. Convertible Note*	150,000	—	—	150,000	$—	$3,699	$47,472	$150,000
Telepathy Investors, Inc. Convertible Note*	500,000	—	—	500,000	—	12,329	158,240	500,000
Telepathy Investors, Inc. Convertible Note*	300,000	—	—	300,000	—	7,908	94,944	300,000
Telepathy Investors, Inc. Convertible Note*	500,000	—	—	500,000	—	12,329	158,240	500,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	1,465,896	3,999,999
Vufine, Inc., Series A Preferred*	22,500,000	—	—	22,500,000	—	—	338,625	2,250,000
Vufine, Inc., Convertible Note*	—	500,000	—	500,000	—	3,123	500,000	500,000
Vufine, Inc., Common Stock*	750,000	—	—	750,000	—	—	900	15,000
Vufine, Inc., Convertible Note*	1,000,000	—	—	1,000,000	—	14,794	1,000,000	1,000,000
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	5,811,330	6,864,023
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,218,599	3,375,887
Wrightspeed, Inc. Convertible Note	—	200,000	—	200,000	—	1,972	200,000	200,000
Wrightspeed, Inc. Series E Preferred	450,814	—	—	450,814	—	-	1,374,847	1,658,996
Total Affiliates and Controlled Investments					$—	$254,090	102,466,694	116,329,490
Total Affiliates					$—	$2,145	11,604,776	13,098,906
Total Controlled Investments					$—	$251,945	$90,861,918	$103,230,584

*	Controlled investment.

As of March 31, 2017, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.;  IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11.  SUBSEQUENT EVENTS
On February 22, 2017, Turn, Inc. announced that it had agreed to be acquired by Amobee, a subsidiary of SingTel, one of the largest mobile network operators in Singapore. The acquisition was completed in April 2017 and the Fund expects to receive approximately $13.5 million in proceeds related to the transaction during the second quarter of 2017. The Fund may receive additional consideration at a later date, if certain conditions are met.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $149.6 million as of March 31, 2017, as compared to approximately $147.5 million as of December 31, 2016.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2017, and December 31, 2016.

	March 31, 2017	December 31, 2016
Semiconductor Equipment	21.0%	18.1%
Medical Devices	19.8%	19.2%
Advanced Materials	9.9%	9.1%
Advertising Technology	9.7%	6.9%
Automotive	7.1%	7.0%
Networking	5.8%	7.4%
Cloud Computing	5.8%	5.7%
Consumer Electronics	5.0%	6.5%
Mobile Computing	5.0%	4.9%
Intellectual Property	4.8%	4.1%
Equipment Leasing	2.7%	2.7%

continued	March 31, 2017	December 31, 2016
Renewable Energy	1.9%	2.4%
Aerospace	0.9%	0.4%
Semiconductor	0.6%	0.3%
Software	0.2%	0.2%
Water Purification	0.0%	0.0%
Other Electronics	—	0.9%
Computer Storage	—	0.1%
Money Market Fund	0.3%	0.0%
Exchange-Traded Funds	—	3.2%
Liabilities in Excess of Other Assets	(0.5)%	—
Other Assets in Excess of Liabilities	—	0.9%
Net Assets	100.0%	100.0%

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

The illustration on the next page describes typical characteristics of companies at each stage of maturity and where we believe our current portfolio companies fit within these categories. We expect some of our portfolio companies to transition between stages of maturity over time. The transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to change its business plan substantially from its original plan.

EARLY STAGE	MIDDLE STAGE	LATE STAGE
Developing product or service for market, high level of research and development, little or no revenue.	Established product, customers, business model; limited revenues.	Appreciable revenue; may be break-even or profitable; IPO or acquisition candidate.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016.

INVESTMENT INCOME
For the three months ended March 31, 2017, we had investment income of $260,798 primarily attributable to interest accrued on convertible/term note investments with QMAT, Revasum, Vufine, Telepathy Investors and IntraOp Medical Corp.

For the three months ended March 31, 2016, we had investment income of $159,915 primarily attributable to interest accrued on convertible/term note investments with Pivotal Systems, Telepathy Investors and IntraOp Medical Corp.

The higher level of investment income in the three months ended March 31, 2017, compared to the three months ended March 31, 2016 was due to the increased investments in convertible/term notes.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,008,188 during the three months ended March 31, 2017, and $1,201,927 during the three months ended March 31, 2016.

Significant components of gross operating expenses for the three months ended March 31, 2017, were management fee expense of $741,152 and professional fees (audit, legal, and consulting) of $116,141. Significant components of operating expenses for the three months ended March 31, 2016, were management fee expense of $860,821 and professional fees (audit, legal, and consulting) of $180,688.

The lower level of gross operating expenses for the three months ended March 31, 2017, compared to  the three months ended March 31, 2016 is primarily attributable to a decrease in  our total net assets, on which the investment advisory fees are based.

NET INVESTMENT  LOSS
The net investment loss was $(747,390) for the three months ended March 31, 2017, and $(1,042,012) for the three months ended March 31, 2016.

The lesser net investment loss in the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is primarily due to a decrease in  our total net assets, on which the investment advisory fees are based and an increase to investment income from convertible/term notes.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the three month periods ended March 31, 2017, and March 31, 2016, is shown below.

Three Months Ended March 31, 2017
Realized losses	$(1,072,452)
Net change in unrealized depreciation on investments	1,724,383
Net realized and unrealized gains/(losses) on investments	$651,931

As of March 31, 2017
Gross unrealized appreciation on portfolio investments	$11,776,189
Gross unrealized depreciation on portfolio investments	(37,308,106)
Net unrealized depreciation on portfolio investments	$(25,531,917)

Three Months Ended March 31, 2016
Realized gains	$3,314,843
Net change in unrealized depreciation on investments	(10,288,930)
Net realized and unrealized gains/(losses) on investments	$(6,974,087)

As of March 31, 2016
Gross unrealized appreciation on portfolio investments	$15,290,850
Gross unrealized depreciation on portfolio investments	(38,177,368)
Net unrealized appreciation on portfolio investments	$(22,886,518)

During the three months ended March 31, 2017, we recognized net realized losses of approximately $1,072,452 from the sale of investments. Realized losses were substantially higher than those in the year-ago period due to the sale of Intevac, Sunrun and Pure Storage.

During the three months ended March 31, 2017, net unrealized depreciation on total investments decreased by $1,724,383. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations  determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Turn and Hera.

During the three months ended March 31, 2016, we recognized net realized gains of approximately $3,314,843 from the sale of investments, notably the sale of TapAd to Telenor.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended March 31, 2017, the net decrease in net assets resulting from operations totaled $95,459 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2017, was $(0.01).

For the three months ended March 31, 2016, the net decrease in net assets resulting from operations totaled $8,016,099 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2017, was $(1.04).

The lesser decrease in net assets resulting from operations for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is due primarily to a decrease in unrealized depreciation from investments, most notably Turn and Hera.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2017, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $350,000 and public securities with an aggregate cost of approximately $163,000.

On February 22, 2017, Turn, Inc. announced that it had agreed to be acquired by Amobee, a subsidiary of SingTel, one of the largest mobile network operators in Singapore. The acquisition was completed in April 2017 and the Fund expects to receive approximately $13.5 million in proceeds related to the transaction during the second quarter of 2017. The Fund may receive additional consideration at a later date, if certain conditions are met.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of March 31, 2017, a portion of the Company’s assets (0.01%) was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended March 31, 2017 in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: May 9, 2017	By:
Kevin Landis
Chief Executive Officer

Dated: May 9, 2017	By:
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002