Form 10-Q
period 2017-06-30
Firsthand Technology Value Fund, Inc.
filed 2017-08-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.001 par value per share	7,430,697

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2017 (Unaudited) and December 31, 2016	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2017, and June 30, 2016 and for the Six Months Ended June 30, 2017, and June 30, 2017	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 (Unaudited) and the Six Months Ended June 30, 2016 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the Six Months Ended June 30, 2017 (Unaudited) and the Year Ended December 31, 2016	6
	Selected Per Share Data and Ratios for the Six Months Ended June 30, 2017 (Unaudited) (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, and for the Year Ended December 31, 2012	7
	Consolidated Schedule of Investments (Unaudited) as of June 30, 2017	8
	Consolidated Notes To Financial Statements (Unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2017 (UNAUDITED)	AS OF DECEMBER 31, 2016
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$40,762,524	$66,336,448
Affiliated investments at acquisition cost	23,561,205	11,898,906
Controlled investments at acquisition cost	103,960,410	96,551,795
Total acquisition cost	$168,284,139	$174,787,149
Unaffiliated investments at market value	$30,762,722	$51,202,592
Affiliated investments at market value	19,056,057	10,410,045
Controlled investments at market value	82,893,779	85,918,212
Total market value * (Note 6)	132,712,558	147,530,849
Cash	6,821,445	1,934,247
Receivable from dividends and interest	1,169,592	820,824
Other assets	24,669	28,513
Total Assets	140,728,264	150,314,433
LIABILITIES
Payable for securities purchased	90,066	395,532
Payable to affiliates (Note 4)	749,588	796,533
Consulting fee payable	25,000	27,250
Accrued expenses and other payables	118,509	182,727
Total Liabilities	983,163	1,402,042
NET ASSETS	$139,745,101	$148,912,391
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,431	$7,431
Paid-in-capital	184,698,313	184,698,313
Accumulated net investment loss	(1,412,801)	—
Accumulated net realized loss from security transactions	(7,976,261)	(8,537,053)
Net unrealized depreciation on investments and warrants transactions	(35,571,581)	(27,256,300)
NET ASSETS	$139,745,101	$148,912,391
Shares of Common Stock outstanding	7,430,697	7,430,697
Net asset value per share (Note 2)	$18.81	$20.04

*	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Operations

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2017 (UNAUDITED)	JUNE 30, 2016 (UNAUDITED)	JUNE 30, 2017 (UNAUDITED)	JUNE 30, 2016 (UNAUDITED)
INVESTMENT INCOME
Unaffiliated dividends	$—	$4,342	$—	$4,342
Unaffiliated interest	22,557	11,231	29,265	11,467
Affiliated/Controlled interest	326,739	201,307	580,829	360,986
TOTAL INVESTMENT INCOME	349,296	216,880	610,094	376,795
EXPENSES
Investment advisory fees (Note 4)	726,250	836,291	1,467,402	1,697,112
Administration fees	47,484	38,378	93,651	75,255
Custody fees	7,848	3,539	10,622	7,077
Transfer agent fees	7,506	6,244	14,701	13,419
Registration and filing fees	5,759	5,744	11,455	11,487
Professional fees	129,162	81,717	245,303	262,405
Printing fees	15,780	18,939	29,916	37,917
Trustees fees	25,000	25,000	50,000	50,000
Compliance fees	26,225	44,335	52,609	93,785
Miscellaneous fees	23,693	17,142	47,236	30,799
TOTAL NET EXPENSES	1,014,707	1,077,329	2,022,895	2,279,256

NET INVESTMENT LOSS	(665,411)	(860,449)	(1,412,801)	(1,902,461)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions Affiliated/Controlled	—	864,024	—	503,271
Non-affiliated and other assets	1,633,244	3,348,667	560,792	7,024,263
Net change in unrealized depreciation on investments	(10,458,990)	(4,600,443)	(9,115,270)	(20,825,801)
Net change in unrealized appreciation on warrants transactions (1)	419,326	271,816	799,989	6,208,244
Net Realized and Unrealized Losses on Investments	(8,406,420)	(115,936)	(7,754,489)	(7,090,023)
Net Decrease In Net Assets Resulting From Operations	$(9,071,831)	$(976,385)	$(9,167,290)	$(8,992,484)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(1.22)	$(0.13)	$(1.23)	$(1.17)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Cash Flows

	FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(9,167,290)	$(8,992,484)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(8,509,165)	(39,534,269)
Proceeds from disposition of investments	18,918,692	49,309,176
Net purchases from short-term investments	(3,345,725)	(1,381,102)
Increase (decrease) in dividends, interest, and reclaims receivable	(348,768)	2,863,020
Decrease in restricted cash	—	1,000,000
Decrease in other assets	3,844	738,153
Decrease in payable for investment purchased	(305,466)	—
Decrease in payable to affiliates	(46,945)	(59,081)
Decrease in accrued expenses and other payables	(66,468)	(111,502)
Net realized gain from investments	(560,792)	(7,527,534)
Net unrealized (appreciation) and depreciation from investments, other assets, and warrants transactions	8,315,281	14,617,557
Net cash (used in) provided by operating activities	4,887,198	10,921,934

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(1,037,711)
Net cash (used in) financing activities	—	(1,037,711)

Net increase in cash	4,887,198	9,884,223
Cash - beginning of period	1,934,247	767,286
Cash - end of period	$6,821,445	$10,651,509

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Changes in Net Assets

	FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2016
FROM OPERATIONS:
Net investment loss	$(1,412,801)	$(3,835,503)
Net realized gains (loss) from security transactions and warrants transactions	560,792	(6,167,339)
Net change in unrealized depreciation on investments and warrants transactions	(8,315,281)	(14,658,712)
Net decrease in net assets from operations	(9,167,290)	(24,661,554)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	—	(2,005,434)
Net increase (decrease) in net assets from capital share transactions	—	(2,005,434)
TOTAL DECREASE IN NET ASSETS	(9,167,290)	(26,666,988)

NET ASSETS:
Beginning of period	148,912,391	175,579,379
End of period	$139,745,101	$148,912,391
Accumulated Net Investment Loss	$(1,412,801)	$—

COMMON STOCK ACTIVITY:
Shares repurchased	—	(272,008)
Net decrease in shares outstanding	—	(272,008)
Shares outstanding, beginning of period	7,430,697	7,702,705
Shares outstanding, end of period	7,430,697	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights: Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2017* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012
Net asset value at beginning of period	$20.04		$22.79	$24.49		$28.32		$22.90		$23.92
Income from investment operations:
Net investment loss	(0.19)		(0.52)	(0.06	)(1)	(1.26)		(1.42)		(0.39)
Net realized and unrealized gains (losses) on investments	(1.04)		(2.76)	(1.78)		3.04		7.16		(1.01)
Total from investment operations	(1.23)		(3.28)	(1.84)		1.78		5.74		(1.40)

Distributions from:
Realized capital gains	—		—	—		(5.86)		(0.32)		—
Premiums from shares sold in offerings	—		—	—		—		—	(2)	0.38
Anti-dilutive effect from capital share transactions	—		0.53	0.14		0.25		—		—
Net asset value at end of period	$18.81		$20.04	$22.79		$24.49		$28.32		$22.90

Market value at end of period	$8.39		$7.67	$8.17		$18.65		$23.17		$17.44

Total return
Based on Net Asset Value	(6.14	)%(A)	(12.07)%	(6.94)%		12.54%		25.30%		(4.26)%
Based on Market Value	9.39	%(A)	(6.12)%	(56.19)%		4.76%		34.61%		21.70%
Net assets at end of period (millions)	$139.7		$148.9	$175.6		$209.7		$256.9		$195.9
Ratio of total expenses to average net assets	2.78	%(B)	2.90%	1.36	%(3)	5.29	%(3)	6.52	%(3)	2.56%
Ratio of total expenses to average net assets, excluding incentive fees	2.78	%(B)	2.90%	2.68%		3.12%		2.67%		2.56%
Ratio of net investment loss to average net assets	(1.94	)%(B)	(2.36)%	(0.24)%		(4.31)%		(5.96)%		(2.12)%
Portfolio turnover rate	11	%(A)	49%	22%		95%		17%		10%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17%, and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
JUNE 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.9%)	Common Stock *(1)	2,128,005	$10,108,024	$1,340,005
Consumer Electronics
CLOUDERA, INC. (0.2%)	Common Stock *(1)	20,000	580,000	272,340
Software

EQX CAPITAL, INC. (2.9%)	Common Stock *(1)(2)	100,000	20,000	44,320
Equipment Leasing	Preferred Stock - Series A *(1)(2)	4,000,000	4,000,000	3,975,600
				4,019,920
HERA SYSTEMS, INC. (0.8%)	Convertible Note (1)(2)
Aerospace	Matures August 2017
	Interest Rate 6%	30,000	30,000	13,428
	Convertible Note (1)(2)
	Matures July 2017
	Interest Rate 10%	200,000	200,000	433,700
	Convertible Note (1)(2)
	Matures July 2017
	Interest Rate 10%	65,000	65,000	140,953
	Convertible Promissory Note (1)(2)
	Matures July 2017
	Interest Rate 10%	70,000	70,000	151,795
	Term Note (1)(2)
	Matures July 2017
	Interest Rate 10%	50,000	50,000	108,425
	Preferred Stock - Series A *(1)(2)	3,642,324	2,000,000	203,970
	Term Note (1)(2)
	Matures July 2017
	Interest Rate 3%	20,000	20,000	43,370
				1,095,641
HIGHTAIL, INC. (6.2%)	Preferred Stock - Series E *(1)(4)	2,268,602	9,620,188	8,725,270
Cloud Computing

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (16.5%)	Convertible Note (1)(2)
Medical Devices	Matures June 2020
	Interest Rate 15%	1,000,000	$1,000,000	$1,000,000
	Convertible Note (1)(2)
	Matures June 2020
	Interest Rate 15%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	16,018,641
	Term Note (1)(2)
	Matures February 2020
	Interest Rate 8%	2,000,000	2,000,000	2,000,000
	Term Note (1)(2)
	Matures February 2020
	Interest Rate 8%	3,000,000	3,000,000	3,000,000
				23,018,641
NUTANIX, INC. (6.6%)	Common Stock *	459,772	7,376,112	9,264,406
Networking
PHUNWARE, INC. (4.9%)	Preferred Stock - Series E *(1)(3)	3,257,328	9,999,997	6,807,490
Mobile Computing
PIVOTAL SYSTEMS CORP. (18.7%)	Common Stock Warrants -Class B *(1)(2)	18,180,475	0	5,529,228
Semiconductor Equipment	Preferred Stock Warrants -Series D *(1)(2)	4,158,654	0	279,877
	Preferred Stock - Series A *(1)(2)	11,914,217	6,000,048	6,621,922
	Preferred Stock - Series B *(1)(2)	13,065,236	6,321,482	7,261,658
	Preferred Stock - Series C *(1)(2)	2,291,260	2,657,862	2,310,048
	Preferred Stock - Series D *(1)(2)	6,237,978	3,975,801	4,174,455
				26,177,188
QMAT, INC. (10.3%)	Convertible Note (1)(2)
Advanced Materials	Matures March 2019
	Interest Rate 8%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series A *(1)(2)	16,000,240	16,000,240	10,962,564
	Preferred Stock - Series B *(1)(2)	2,000,000	2,000,000	2,000,000
	Preferred Stock Warrants -Series A *(1)(2)	2,000,000	0	394,600
				14,357,164
QUICKLOGIC CORP. (1.1%)	Common Stock *	1,030,000	1,578,772	1,503,800
Semiconductors

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (3.7%)	Common Stock *(1)(2)	10,000	$1,000	$11,538
Semiconductor Equipment	Term Note (1)(2)
	Matures February 2020
	Interest Rate 5%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series A *(1)(2)	441,998	1,999,997	1,474,594
	Preferred Stock - Series Seed *(1)(2)	2,200,000	2,200,000	2,714,800
				5,200,932
ROKU, INC. (1.2%)	Common Stock *(1)	1,500,000	2,312,500	1,688,250
Consumer Electronics
RORUS, INC. (0.0%)	Convertible Note (1)
Water Purification	Matures June 2021
	Interest Rate 2%	50,000	50,000	50,000
SILICON GENESIS CORP. (4.2%)	Common Stock *(1)(2)	921,892	169,045	15,488
Intellectual Property	Common Stock Warrants *(1)(2)	5,000,000	0	10,000
	Common Stock Warrants *(1)(2)	37,982	6,678	323
	Common Stock Warrants *(1)(2)	3,000,000	0	6,000
	Preferred Stock -Series 1-C *(1)(2)	82,914	109,518	70,460
	Preferred Stock -Series 1-D *(1)(2)	850,830	431,901	194,500
	Preferred Stock -Series 1-E *(1)(2)	5,704,480	2,614,401	1,994,286
	Preferred Stock -Series 1-F *(1)(2)	912,453	509,785	444,365
	Preferred Stock -Series 1-G *(1)(2)(5)	48,370,793	4,729,221	2,886,769
	Preferred Stock -Series 1-H *(1)(2)	837,942	963,494	229,847
				5,852,038
SUNRUN, INC. (2.7%)	Common Stock *	524,820	4,954,995	3,736,718
Renewable Energy
SVXR, INC. (0.7%)	Preferred Stock - Series A *(1)(3)	2,013,491	1,000,000	1,000,000
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2017 (UNAUDITED)
PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (1.0%) Consumer Electronics	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	2,000,000	$2,000,000	$267,400
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	500,000	500,000	66,850
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	300,000	300,000	40,110
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	500,000	500,000	66,850
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	150,000	150,000	20,055
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	300,000	300,000	40,110
	Preferred Stock - Series A *(1)(2)	15,238,000	3,999,999	882,280
				1,383,655
UCT COATINGS, INC. (0.6%)	Common Stock *(1)(3)	1,500,000	662,235	833,400
Advanced Materials	Common Stock Warrants *(1)(3)	2,283	67	3
				833,403
VUFINE, INC. (1.3%) Consumer Electronics	Common Stock *(1)(2)	750,000	15,000	600
	Convertible Note (1)(2) Matures February 2018 Interest Rate 6%	500,000	500,000	500,000
	Convertible Note (1)(2) Matures September 2017 Interest Rate 6%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series A *(1)(2)	22,500,000	2,250,000	288,000
				1,788,600
WRIGHTSPEED, INC. (7.5%)	Preferred Stock - Series C *(1)(3)(4)	2,267,659	6,864,023	5,819,040
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,220,691
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,375,433
				10,415,164
INVESTMENT COMPANY (3.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	4,181,933	4,181,933	4,181,933
TOTAL INVESTMENTS (Cost $168,284,139) —95.0%	$132,712,558
OTHER ASSETS IN EXCESS OF LIABILITIES — 5.0%	7,032,543
NET ASSETS — 100.0%	$139,745,101

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
JUNE 30, 2017 (UNAUDITED)

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
JUNE 30, 2017 (UNAUDITED)

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at June 30, 2017, were $6,105,488 or 4.4% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at June 30, 2017, were $8,910,244 or 6.4% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, and FDL are presented in the report on a consolidated basis.

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
JUNE 30, 2017 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets.  On June 30, 2017, our financial statements include venture capital investments valued at approximately $113.8 million.  The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board.  Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES.  At June 30, 2017, we held $114.0 million in restricted securities.

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
JUNE 30, 2017 (UNAUDITED)

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

The market value of the Company’s purchased options as of June 30, 2017 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the year ended June 30, 2017 can be found on the Statement of Operations.

The Company had no option transactions for the six months ended June 30, 2017.

The average volume of the Fund’s derivatives during the six months ended June 30, 2017, is as follows:

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
JUNE 30, 2017 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2015, was calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2017, there were no accrued incentive fees.

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
JUNE 30, 2017 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2017:
	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$833,400
Consumer Electronics	—	—	3,028,855
Equipment Leasing	—	—	44,320
Intellectual Property	—	—	15,488
Networking	9,264,406	—	—
Renewable Energy	3,736,718	—	—
Semiconductor	1,503,800	—	—
Semiconductors Equipment	—	—	11,538
Software	—	—	272,340
Total Common Stocks	14,504,924	—	4,205,941
Preferred Stocks
Advanced Materials	—	—	12,962,564
Aerospace	—	—	203,970
Automotive	—	—	10,415,164
Cloud Computing	—	—	8,725,270
Consumer Electronics	—	—	1,170,280
Equipment Leasing	—	—	3,975,600
Intellectual Property	—	—	5,820,227
Medical Devices	—	—	16,018,641
Mobile Computing	—	—	6,807,490
Semiconductor Equipment	—	—	25,557,477
Total Preferred Stocks	—	—	91,656,683
Asset Derivatives *
Equity Contracts	—	—	6,220,031
Total Asset Derivatives	—	—	6,220,031
Convertible Notes
Advanced Materials	—	—	1,000,000
Aerospace	—	—	891,671
Consumer Electronics	—	—	2,001,375
Medical Devices	—	—	7,000,000
Semiconductor Equipment	—	—	1,000,000
Water Purification	—	—	50,000
Total Convertible Notes	—	—	11,943,046
Mutual Funds	4,181,933	—	—
Total	$18,686,857	$—	$114,025,701

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the quarter. There were no transfers between Levels 1 and 2 as of June 30, 2017.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES	NET SALES	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/17
Common Stocks
Advanced Materials	$394,200	$—	$—	$—	$439,200	$—	$833,400
Consumer Electronics	3,037,441	—	—	—	(8,586)	—	3,028,855
Equipment Leasing	44,430	—	—	—	(110)	—	44,320
Intellectual Property	14,750	—	—	—	738	—	15,488
Networking	10,990,390	—	—	—	(1,725,984)	(9,264,406)	—
Semiconductor Equipment	7,524	—	—	—	4,014	—	11,538
Software	245,466	—	—	—	26,874	—	272,340
Preferred Stocks
Advanced Materials	12,724,961	—	—	—	237,603	—	12,962,564
Advertising Technology	9,757,918	—	(12,355,330)	1,015,419	1,581,993	—	—
Aerospace	445,456	—	—	—	(241,486)	—	203,970
Automotive	10,410,045	—	—	—	5,119	—	10,415,164
Cloud Computing	8,550,361	—	—	—	174,909	—	8,725,270
Consumer Electronics	3,752,749	—	—	—	(2,582,469)	—	1,170,280
Equipment Leasing	3,975,600	—	—	—	—	—	3,975,600
Intellectual Property	6,137,917	—	(455,231)	—	137,541	—	5,820,227
Medical Devices	24,511,642	—	—	—	(8,493,001)	—	16,018,641
Mobile Computing	7,365,796	—	—	—	(558,306)	—	6,807,490
Semiconductor Equipment	21,883,997	2,999,997	—	—	673,483	—	25,557,477

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/17
Asset Derivatives
Equity Contracts	$5,420,042	$—	$—	$—	$799,989	$—	$6,220,031
Convertible Notes
Advanced Materials	—	1,000,000	—	—	—	—	1,000,000
Advertising Technology
	559,360	—	(1,118,720)	559,360	—	—	—
Aerospace	71,208	405,000	(41,208)	—	456,671	—	891,671
Automotive	—	200,000	(200,000)	—	—	—	—
Consumer Electronics
	2,913,612	2,800,000	(2,000,000)	—	(1,712,237)	—	2,001,375
Medical Devices	4,000,000	3,000,000	—	—	—	—	7,000,000

Semiconductor Equipment	—	1,000,000	—	—	—	—	1,000,000
Water Purification	50,000	—	—	—	—	—	50,000
Total	$137,264,865	$11,404,997	$(16,170,489)	$1,574,779	$(10,784,045)	$(9,264,406)	$114,025,701

(1)	The net change in unrealized depreciation from Level 3 instruments held as of June 30, 2017 was $(11,530,713).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2017.

	FAIR VALUE AT 6/30/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$15.2M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	EBITDA Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	8.7x - 11.5x 5 years 50.0% - 55.0% 1.85% 22.7%
Direct venture capital investments: Aerospace	$1.1M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	5 years 60.0% 1.85%
Direct venture capital investments: Automotive	$10.4M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	3 years 55.0% 1.53%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

continued	FAIR VALUE AT 6/30/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Cloud Computing	$8.7M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate	1.7x - 2.1x 2 years 40.0% 1.38%
Direct venture capital investments: Consumer Electronics	$6.2M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model
Revenue Multiple
IPO Exit Probability
 Merger & Acquisition
Probability
Going Concern Probability
Years to Expiration
Volatility
Risk-Free Rate
 Discount for Lack of
Marketability
Adjustment for Market
Movement
0.9x - 1.9x 75% 25% 25% - 100% 1 year - 5 years 50.0% - 70.0% 1.23% - 1.85% 0.0% - 25.8% 0.0% - 23.6%
Direct venture capital investments: Equipment Leasing	$4.0M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	5 years 50.00% 1.85%
Direct venture capital investments: Intellectual Property	$5.8M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years 55% 1.85% 0% - 24.3% (23.9%)
Direct venture capital investments: Medical Devices	$23.0M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate	2.8x - 3.4x 4 years 50.0% 1.69%
Direct venture capital investments: Mobile Computing	$6.8M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	2 years 60.0% 1.38%
Direct venture capital investments: Semiconductor Equipment	$32.4M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	2 years - 5 years 40.0% - 60.0% 1.38% - 1.85% 0.0% - 15.5%
Direct venture capital investments: Software	$0.3M	Prior Transaction Analysis	Discount for Lack of Marketability	15%
Direct venture capital investments: Water Purification	$0.1M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	5 years 40.0% 1.85%

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

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

The following information is based upon the federal income tax cost of portfolio investments as of June 30, 2017.

Gross unrealized appreciation	$12,956,208
Gross unrealized depreciation	(48,527,789)
Net unrealized depreciation	$(35,571,581)
Federal income tax cost, investments	$168,284,139

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2013, 2014, 2015, and 2016 remain open to federal and state audit. As of December 31, 2016, management has evaluated the application of these provisions to the Company and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

NOTE 8.  INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the six months ended June 30, 2017.

PURCHASES AND SALES
Purchases of investment securities	$8,509,165
Proceeds from sales and maturities of investment securities	$18,918,692

NOTE 9.  SHARE BUYBACK/TENDER OFFER

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million. As of June 30, 2017, the Fund had 7,430,697 shares outstanding.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

NOTE 10.  INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2016, through June 30, 2017, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/17	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/17	ACQUISITION COST
EQX, Inc. Common Stock*	100,000	—	—	100,000	$—	$—	$44,320	$20,000
EQX, Inc. Preferred Stock - Series A*	4,000,000	—	—	4,000,000	—	—	3,975,600	4,000,000
Hera Systems, Inc. Term Note*	41,208	—	(41,208)	—	—	70	—	—
Hera Systems, Inc. Series A Preferred*	3,642,324	—	—	3,642,324	—	—	203,970	2,000,000
Hera Systems, Inc. Term Note*	—	20,000	—	20,000	—	282	43,370	20,000
Hera Systems, Inc. Convertible Note*	—	200,000	—	200,000	—	8,333	433,700	200,000
Hera Systems, Inc. Convertible Note*	30,000	—	—	30,000	—	893	13,428	30,000
Hera Systems, Inc. Convertible Note*	—	65,000	—	65,000	—	903	140,953	65,000
Hera Systems, Inc. Convertible Note*	—	70,000	—	70,000	—	703	151,795	70,000
Hera Systems, Inc. Term Note*	—	50,000	—	50,000	—	1,101	108,425	50,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	—	—	26,856,187	—	—	16,018,641	26,299,938

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/17	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/17	ACQUISITION COST
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	$—	$99,246	$1,000,000	$1,000,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	—	1,000,000	—	12,740	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	119,014	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	—	2,000,000	—	2,000,000	—	61,808	2,000,000	2,000,000
Phunware Preferred Stock Series E	3,257,328	—	—	3,257,328	—	—	6,807,490	9,999,997
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	6,621,922	6,000,048
Pivotal Systems, Series B Preferred*	13,065,236	—	—	13,065,236	—	—	7,261,658	6,321,482
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	—	—	2,310,048	2,657,862
Pivotal Systems, Series D Preferred*	6,237,978	—	—	6,237,978	—	—	4,174,455	3,975,801
Pivotal Systems, Series D Warrants*	4,158,654	—	—	4,158,654	—	—	279,877	—
Pivotal Systems, Common Stocks Warrants - Class B*	18,180,475	—	—	18,180,475	—	—	5,529,228	—
QMAT, Preferred Stock Series A*	16,000,240	—	—	16,000,240	—	—	10,962,564	16,000,240
QMAT, Preferred Stock Series B*	2,000,000	—	—	2,000,000	—	—	2,000,000	2,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	394,600	—
QMAT, Convertible Note*	—	1,000,000	—	1,000,000	—	23,890	1,000,000	1,000,000
Revasum, Term Note*	—	1,000,000	—	1,000,000	—	16,666	1,000,000	1,000,000
Revasum, Common Stock*	10,000	—	—	10,000	—	—	11,538	1,000
Revasum, Preferred Stock - Series Seed*	2,200,000	—	—	2,200,000	—	—	2,714,800	2,200,000
Revasum, Preferred Stock Series A*	—	441,998	—	441,998	—	—	1,474,594	1,999,997
Silicon Genesis Corp., Common *	921,892	—	—	921,892	—	—	15,488	169,045
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	323	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	10,000	—

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/17	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/17	ACQUISITION COST
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	$—	$—	$6,000	$—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	70,460	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	194,500	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	1,994,286	2,614,401
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	444,365	509,785
Silicon Genesis Corp., Series 1-G Preferred*	48,370,793	—	—	48,370,793	—	—	2,886,769	4,729,221
Silicon Genesis Corp., Series 1-H Preferred*	837,942	—	—	837,942	—	—	229,847	963,494
SVXR, Inc., Preferred Stock Series A	—	2,013,491	—	2,013,491	—	172	1,000,000	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	—	—	2,000,000	—	110,208	267,400	2,000,000
Telepathy Investors, Inc. Convertible Note*	150,000	—	—	150,000	—	7,479	20,055	150,000
Telepathy Investors, Inc. Convertible Note*	500,000	—	—	500,000	—	25,781	66,850	500,000
Telepathy Investors, Inc. Convertible Note*	300,000	—	—	300,000	—	16,138	40,110	300,000
Telepathy Investors, Inc. Convertible Note*	—	300,000	—	300,000	—	4,917	40,110	300,000
Telepathy Investors, Inc. Convertible Note*	500,000	—	—	500,000	—	24,794	66,850	500,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	882,280	3,999,999
UCT Coatings, Inc., Common	1,500,000	—	—	1,500,000	—	—	833,400	662,235
UCT Coatings, Inc., Common Warrant	2,283	—	—	2,283	—	—	3	67
Vufine, Inc., Series A Preferred*	22,500,000	—	—	22,500,000	—	—	288,000	2,250,000
Vufine, Inc., Convertible Note*	—	500,000	—	500,000	—	10,603	500,000	500,000
Vufine, Inc., Common Stock*	750,000	—	—	750,000	—	—	600	15,000
Vufine, Inc., Convertible Note*	1,000,000	—	—	1,000,000	—	29,754	1,000,000	1,000,000
Wrightspeed, Inc. Convertible Note	—	200,000	(200,000)	—	—	5,333	—	—
Wrightspeed, Inc. Series C Preferred	2,267,659	—	—	2,267,659	—	—	5,819,040	6,864,023
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,220,691	3,375,887

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
JUNE 30, 2017 (UNAUDITED)

	SHARES/PAR ACTIVITY
AFFILIATE/ CONTROLLED INVESTMENT*	BALANCE AT 12/31/16	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 6/30/17	REALIZED GAIN (LOSS)	INTEREST	VALUE 6/30/17	ACQUISITION COST
Wrightspeed, Inc. Series E Preferred	450,814	—	—	450,814	$—	$-	$1,375,433	$1,658,996
Total Affiliates and Controlled Investments					$—	$580,829	$101,949,836	$127,521,615
Total Affiliates					$—	$5,506	$19,056,057	$23,561,205
Total Controlled Investments					$—	$575,323	$82,893,779	$103,960,410

*	Controlled investment.

As of June 30, 2017, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. REGULATORY MATTERS
In October 2016, the Securities and Exchange Commission (the “SEC”) released its Final Rule on Investment Company Reporting Modernization (the “Rule”). The Rule which introduces two new regulatory reporting forms for investment companies—Form N-PORT and Form N-CEN—also contains amendments to Regulation S-X which impact financial statement presentation, particularly the presentation of derivative investments. Although still evaluating the impact of the Rule, management believes that many of the Regulation S-X amendments are consistent with the Fund’s current financial statement presentation and expects that the Fund will be able to comply with the Rule’s Regulation S-X amendments by the August 1, 2017, compliance date.

NOTE 12. SUBSEQUENT EVENTS
On July 13, 2017, we received a Notice of Assignment for the Benefit of Creditors from Aliphcom (dba Jawbone). The notice explains that Jawbone’s assets are being liquidated and the company is being wound down.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $132.7 million as of June, 2017, as compared to approximately $147.5 million as of December 31, 2016.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2017, and December 31, 2016.

	June 30, 2017	December 31, 2016
Semiconductor Equipment	23.1%	18.1%
Medical Devices	16.5%	19.2%
Advanced Materials	10.9%	9.1%
Automotive	7.5%	7.0%
Networking	6.6%	7.4%
Cloud Computing	6.2%	5.7%
Mobile Computing	4.9%	4.9%
Consumer Electronics	4.4%	6.5%
Intellectual Property	4.2%	4.1%
Equipment Leasing	2.9%	2.7%
Renewable Energy	2.7%	2.4%
Semiconductor	1.1%	0.3%
Aerospace	0.8%	0.4%
Software	0.2%	0.2%
Water Purification	0.0%	0.0%
Advertising Technology	—	6.9%
Other Electronics	—	0.9%
Computer Storage	—	0.1%
Money Market Fund	3.0%	0.0%

continued	June 30, 2017	December 31, 2016
Exchange-Traded Funds	—	3.2%
Other Assets in Excess of Liabilities	5.0%	0.9%
Net Assets	100.0%	100.0%

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

EARLY STAGE	MIDDLE STAGE	LATE STAGE*
Developing product or service for market, high level of research and development, little or no revenue.	Established product, customers, business model; limited revenues.	Appreciable revenue; may be break-even or profitable; IPO or acquisition candidate.

*	Jawbone removed from chart. See note 12 in Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2017, to the three months ended June 30, 2016.

INVESTMENT INCOME
For the three months ended June 30, 2017, we had investment income of $349,296 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Telepathy Investors, and IntraOp Medical Corp.

For the three months ended June 30, 2016, we had investment income of $216,880 primarily attributable to interest accrued on convertible/term note investments with Pivotal Systems, Telepathy Investors, and IntraOp Medical Corp.

The higher level of interest income in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due to new convertible note investments in Vufine and QMAT.

OPERATING EXPENSES
Gross operating expenses totaled approximately $1,014,707 during the three months ended June 30, 2017, and $1,077,329 during the three months ended June 30, 2016.

Significant components of gross operating expenses for the three months ended June 30, 2017, were management fee expense of $726,250, and professional fees (audit, legal, and consulting) of $129,162.  Significant components of operating expenses for the three months ended June 30, 2016, were management fee expense of $836,291, and professional fees (audit, legal, and consulting) of $81,717.

The lower level of gross operating expenses for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $665,411 for the three months ended June 30, 2017, and $860,449 for the three months ended June 30, 2016.

The lesser net investment loss in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily attributable to the increased interest income accrued for the three months ended June 30, 2017, which is attributable to our increased investments in convertible/term notes.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and losses on investments for the three month periods ended June 30, 2017, and June 30, 2016, is shown below.

Three Months Ended June 30, 2017
Realized gains	$1,633,244
Net change in unrealized depreciation on investments	(10,039,664)
Net realized and unrealized loss on investments	$(8,406,420)

As of June 30, 2017
Gross unrealized appreciation on portfolio investments	$12,956,208
Gross unrealized depreciation on portfolio investments	(48,527,789)
Net unrealized depreciation on portfolio investments	$(35,571,581)

Three Months Ended June 30, 2016
Realized gains	$4,212,691
Net change in unrealized depreciation on investments	(4,328,627)
Net realized and unrealized loss on investments	$(115,936)

As of June 30, 2016
Gross unrealized appreciation on portfolio investments	$12,283,155
Gross unrealized depreciation on portfolio investments	(39,498,300)
Net unrealized depreciation on portfolio investments	$(27,215,145)

During the three months ended June 30, 2017, we recognized net realized gains of $1,633,244. Realized gains were lower than those in the year-ago period due to the successful sale of Mattson in Q2 2016.

During the three months ended June 30, 2017, net unrealized depreciation on total investments increased by $10,039,664. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in valuation to IntraOp Medical, Silicon Genesis, and Telepathy Investors.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the three months ended June 30, 2017, the net decrease in net assets resulting from operations totaled $9,071,831, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2017, was $(1.22).

For the three months ended June 30, 2016, the net decrease in net assets resulting from operations totaled $976,385, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2016, was $(0.13).

The greater decrease in net assets resulting from operations for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, is due primarily to a decline in the valuation of certain of our investments, primarily IntraOp Medical, Silicon Genesis, and Telepathy Investors.

The following information is a comparison for the six months ended June 30, 2017, and the six months ended June 30, 2016.

INVESTMENT INCOME
For the six months ended June 30, 2017, we had investment income of $610,094 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Pivotal Systems, Telepathy Investors, and IntraOp Medical Corp.

For the six months ended June 30, 2016, we had investment income of $376,795 primarily attributable to interest accrued on convertible/term note investments with Pivotal Systems, Telepathy Investors, and IntraOp Medical Corp.

The higher level of interest income in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due primarily to increased convertible note investments, primarily in Vufine and QMAT.

OPERATING EXPENSES
Gross operating expenses totaled approximately $2,022,895 during the six months ended June 30, 2017, and $2,279,256 during the six months ended June 30, 2016.

Significant components of gross operating expenses for the six months ended June 30, 2017, were management fee expense of $1,467,402 and professional fees (audit, legal, and consulting) of $245,303.  Significant components of operating expenses for the six months ended June 30, 2016, were management fee expense of $1,697,112 and professional fees (audit, legal, and consulting) of $262,405.

The lower level of gross operating expenses for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily attributable to fees associated with a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS
The net investment loss was $1,412,801 for the six months ended June 30, 2017, and $1,902,461 for the six months ended June 30, 2016.

The lower net investment loss in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily attributable to the increased interest income accrued for the six months ended June 30, 2017, which is due to our increased investments in convertible/term notes. The lower net investment loss in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is also attributable to the decrease in total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION
A summary of the net realized and unrealized gains and loss on investments for the six month periods ended June 30, 2017, and June 30, 2016, is shown below.

Six Months Ended June 30, 2017
Realized gains	$560,792
Net change in unrealized depreciation on investments	(8,315,281)
Net realized and unrealized losses on investments	$(7,754,489)

As of June 30, 2017
Gross unrealized appreciation on portfolio investments	$12,956,208
Gross unrealized depreciation on portfolio investments	(48,527,789)
Net unrealized depreciation on portfolio investments	$(35,571,581)

Six Months Ended June 30, 2016
Realized gains	$7,527,534
Net change in unrealized depreciation on investments	(14,617,557)
Net realized and unrealized losses on investments	$(7,090,023)

As of June 30, 2016
Gross unrealized appreciation on portfolio investments	$12,283,155
Gross unrealized depreciation on portfolio investments	(39,498,300)
Net unrealized depreciation on portfolio investments	$(27,215,145)

During the six months ended June 30, 2017, we recognized net realized gains of $560,792 from the sale of investments. Realized gains were lower than those in the year-ago period due to the successful sales of Mattson and Tapad in the first two quarters of 2016.

During the six months ended June 30, 2017, net unrealized depreciation on total investments increased by $8,315,281. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in valuation of our Telepathy Investors, Intraop Medical, and Nutanix investments.

During the six months ended June 30, 2016, we recognized net realized gains of $7,527,534 from the sale of investments.

During the six months ended June 30, 2016, net unrealized depreciation on total investments increased by $14,617,557. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a reclassification of Mattson’s appreciation to realized gains and a decrease in valuation to our Aliphcom, Turn, and Sunrun investments.

INCOME AND EXCISE TAXES
It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes. The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE
For the six months ended June 30, 2017, the net decrease in net assets resulting from operations totaled $9,167,290 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2017 was $(1.23).

For the six months ended June 30, 2016, the net decrease in net assets resulting from operations totaled $8,992,484 and basic and fully diluted net change in net assets per share for the six months ended June 30, 2016 was $(1.17).

The greater decrease in net assets resulting from operations for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, is due primarily to the greater realized gains recognized for the six months ended June 30, 2016.

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

SUBSEQUENT EVENTS
 Subsequent to the close of the fiscal quarter on June 30, 2017, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased securities. Since that date, we have purchased private securities with an aggregate cost of approximately $1.1 million and public securities with an aggregate cost of approximately $0.1 million.

On July 13, 2017, we received a Notice of Assignment for the Benefit of Creditors from Aliphcom (dba Jawbone). The notice explains that Jawbone’s assets are being liquidated and the company is being wound down.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH
As of June 30, 2017, a portion of the Company’s assets (7.87%) was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended June 30, 2017 in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: August 9, 2017	By:
Kevin Landis
Chief Executive Officer

Dated: August 9, 2017	By:
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002