Form 10-Q
period 2017-09-30
Firsthand Technology Value Fund, Inc.
filed 2017-11-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2017 or

[ ]	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
(Exact Name of Registrant as Specified in Charter)

MARYLAND	27-3008946
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

150 Almaden Boulevard, Suite 1250
San Jose, California (Address of Principal Executive Offices)	95113 (Zip Code)

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

[ ]	Large Accelerated Filer	[X]	Accelerated Filer
[ ]	Non-accelerated Filer	[ ]	Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.001 par value per share	7,430,697

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (Unaudited) and December 31, 2016	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2017, and September 30, 2016 and for the Nine Months Ended September 30, 2017, and September 30, 2016	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 (Unaudited) and the Nine Months Ended September 30, 2016 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the Nine Months Ended September 30, 2017 (Unaudited) and the Year Ended December 31, 2016	6
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2017 (Unaudited) (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, for the Year Ended December 31, 2013, and for the Year Ended December 31, 2012	7
	Consolidated Schedule of Investments (Unaudited) as of September 30, 2017	8
	Consolidated Notes To Financial Statements (Unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION		39
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2017 (UNAUDITED)	AS OF DECEMBER 31, 2016
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost *	$41,800,052	$66,336,448
Affiliated investments at acquisition cost	24,061,200	11,898,906
Controlled investments at acquisition cost	108,462,512	96,551,795
Total acquisition cost	$174,323,764	$174,787,149
Unaffiliated investments at market value*	$34,697,485	$51,202,592
Affiliated investments at market value	18,483,191	10,410,045
Controlled investments at market value	85,547,952	85,918,212
Total market value ** (Note 6)	138,728,628	147,530,849
Cash	—	1,934,247
Receivable from dividends and interest	1,460,238	820,824
Other assets	10,974	28,513
Total Assets	140,199,840	150,314,433
LIABILITIES
Payable for securities purchased	—	395,532
Payable to affiliates (Note 4)	759,105	796,533
Consulting fee payable	26,143	27,250
Accrued expenses and other payables	129,405	182,727
Total Liabilities	914,653	1,402,042
NET ASSETS	$139,285,187	$148,912,391
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,431	$7,431
Paid-in-capital	184,698,313	184,698,313
Accumulated net investment loss	(2,056,356)	—
Accumulated net realized loss from security transactions	(7,769,065)	(8,537,053)
Net unrealized depreciation on investments and warrants transactions	(35,595,136)	(27,256,300)
NET ASSETS	$139,285,187	$148,912,391
Shares of Common Stock outstanding	7,430,697	7,430,697
Net asset value per share (Note 2)	$18.74	$20.04

*
Includes Fidelity Investments Money Market Treasury Portfolio- Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/17 and 12/31/16 were 0.94% and 0.35%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/ summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016
INVESTMENT INCOME
Unaffiliated dividends	$—	$9,205	$—	$13,547
Unaffiliated interest	5,820	2,931	35,085	14,398
Affiliated/Controlled interest	427,547	227,875	1,008,376	588,861
TOTAL INVESTMENT INCOME	433,367	240,011	1,043,461	616,806
EXPENSES
Investment advisory fees (Note 4)	707,865	813,334	2,175,267	2,510,446
Administration fees	48,398	45,326	142,049	120,581
Custody fees	7,587	2,377	18,209	9,454
Transfer agent fees	9,114	6,842	23,815	20,261
Registration and filing fees	5,823	5,806	17,278	17,293
Professional fees	128,954	194,218	374,257	456,623
Printing fees	38,260	(2,913)	68,176	35,004
Trustees fees	25,000	25,000	75,000	75,000
Compliance fees	27,900	47,407	80,509	141,192
Settlement fees	50,000	—	50,000	—
Miscellaneous fees	28,021	24,639	75,257	55,438
TOTAL NET EXPENSES	1,076,922	1,162,036	3,099,817	3,441,292

NET INVESTMENT LOSS	(643,555)	(922,025)	(2,056,356)	(2,824,486)
Net Realized and Unrealized Loss on Investments:
Net realized gains (losses) from security transactions Affiliated/Controlled	—	(3,538,500)	—	(3,035,229)
Non-affiliated and other assets	207,196	(5,769,095)	767,988	1,255,168
Net change in unrealized appreciation (depreciation) on investments	2,897,235	10,868,623	5,128,989	(2,461,007)
Net change in unrealized appreciation (depreciation) on affiliated/controlled investments	(5,844,537)	(8,456,604)	(17,191,561)	(15,952,775)
Net change in unrealized appreciation (depreciation) on affiliated/controlled warrants investments (1)	2,923,747	(1,686,853)	3,723,736	4,521,391
Net Realized and Unrealized Gains (Losses)on Investments	183,641	(8,582,429)	(7,570,848)	(15,672,452)
Net Decrease In Net Assets Resulting From Operations	$(459,914)	$(9,504,454)	$(9,627,204)	$(18,496,938)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.07)	$(1.26)	$(1.30)	$(2.43)

(1)	Primary risk exposure is equity contracts.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets resulting from operations	$(9,627,204)	$(18,496,938)

Adjustments to reconcile net decrease in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(16,078,804)	(62,754,261)
Proceeds from disposition of investments	19,655,068	69,315,924
Net purchases from short-term investments	(2,344,891)	(1,130,000)
(Increase) decrease in dividends and interest receivable	(639,414)	2,787,165
(Decrease) increase in payable for investment purchased	(395,532)	3,056,390
(Decrease) increase in payable to affiliates	(37,428)	754,253
Decrease in other assets	17,539	776,140
Decrease in accrued expenses and other payables	(54,429)	(48,543)
Decrease in restricted cash	—	1,000,000
Net realized (gain) loss from investments	(767,988)	1,780,061
Net unrealized depreciation from investments, other assets, and warrants transactions	8,338,836	13,892,391
Net cash provided by (used in) provided by operating activities	(1,934,247)	10,932,582

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(2,005,435)
Net cash used by financing activities	—	(2,005,435)

Net increase (decrease) in cash	(1,934,247)	8,927,147
Cash - beginning of period	1,934,247	767,286
Cash - end of period	$—	$9,694,433

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Statements of Changes in Net Assets

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2016
FROM OPERATIONS:
Net investment loss	$(2,056,356)	$(3,835,503)
Net realized gains (loss) from security transactions and warrants transactions	767,988	(6,167,339)
Net change in unrealized depreciation on investments and warrants transactions	(8,338,836)	(14,658,712)
Net decrease in net assets from operations	(9,627,204)	(24,661,554)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	—	(2,005,434)
Net increase (decrease) in net assets from capital share transactions	—	(2,005,434)
TOTAL DECREASE IN NET ASSETS	(9,627,204)	(26,666,988)

NET ASSETS:
Beginning of period	148,912,391	175,579,379
End of period	$139,285,187	$148,912,391
Accumulated Net Investment Loss	$(2,056,356)	$—

COMMON STOCK ACTIVITY:
Shares repurchased	—	(272,008)
Net decrease in shares outstanding	—	(272,008)
Shares outstanding, beginning of period	7,430,697	7,702,705
Shares outstanding, end of period	7,430,697	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Financial Highlights: Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPT 30, 2017* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013		FOR THE YEAR ENDED DECEMBER 31, 2012
Net asset value at beginning of period	$20.04		$22.79	$24.49		$28.32		$22.90		$23.92
Income from investment operations:
Net investment loss	(0.28)		(0.52)	(0.06	)(1)	(1.26)		(1.42)		(0.39)
Net realized and unrealized gains (losses) on investments	(1.02)		(2.76)	(1.78)		3.04		7.16		(1.01)
Total from investment operations	(1.30)		(3.28)	(1.84)		1.78		5.74		(1.40)

Distributions from:
Realized capital gains	—		—	—		(5.86)		(0.32)		—
Premiums from shares sold in offerings	—		—	—		—		—	(2)	0.38
Anti-dilutive effect from capital share transactions	—		0.53	0.14		0.25		—		—
Net asset value at end of period	$18.74		$20.04	$22.79		$24.49		$28.32		$22.90

Market value at end of period	$8.00		$7.67	$8.17		$18.65		$23.17		$17.44

Total return
Based on Net Asset Value	(6.49	)%(A)	(12.07)%	(6.94)%		12.54%		25.30%		(4.26)%
Based on Market Value	4.30	%(A)	(6.12)%	(56.19)%		4.76%		34.61%		21.70%
Net assets at end of period (millions)	$139.3		$148.9	$175.6		$209.7		$256.9		$195.9
Ratio of total expenses to average net assets	2.88	%(B)	2.90%	1.36	%(3)	5.29	%(3)	6.52	%(3)	2.56%
Ratio of total expenses to average net assets, excluding incentive fees	2.88	%(B)	2.90%	2.68%		3.12%		2.67%		2.56%
Ratio of net investment loss to average net assets	(1.91	)%(B)	(2.36)%	(0.24)%		(4.31)%		(5.96)%		(2.12)%
Portfolio turnover rate	12	%(A)	49%	22%		95%		17%		10%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)
Amount includes the incentive fee. For the year ended December 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was (1.32)%, 2.17%, and 3.85%, respectively.

(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments

SEPTEMBER 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	MARKET VALUE
ALIPHCOM, INC. (0.0%) Consumer Electronics	Common Stock *(1)(7)	2,128,005	$10,108,024	$0
CLOUDERA, INC. (0.2%) Software	Common Stock *(1)(7)	20,000	580,000	299,160
EQX CAPITAL, INC. (2.9%) Equipment Leasing	Common Stock *(1)(2)(7) Preferred Stock - Series A *(1)(2)(7)	100,000 4,000,000	20,000 4,000,000	44,420 3,975,600
				4,020,020
HERA SYSTEMS, INC. (1.5%) Aerospace	Preferred Stock - Series A *(1)(2)(7) Preferred Stock - Series B *(1)(2)(7) Preferred Stock Warrants - Series B *(1)(2)(7) Preferred Stock Warrants - Series B *(1)(2)(7)	3,642,324 2,039,203 700,000 6,214,922	2,000,000 1,587,102 0 0	154,434 453,315 155,540 1,380,956
				2,144,245
HIGHTAIL, INC. (6.1%) Cloud Computing	Preferred Stock - Series E *(1)(4)(7)	2,268,602	9,620,188	8,537,430
INTRAOP MEDICAL CORP. (15.2%) Medical Devices
Convertible Note (1)(2)(7)
Matures June 2020
Interest Rate 15%
Convertible Note (1)(2)(7)
Matures June 2020
Interest Rate 15%
Convertible Note (1)(2)(7)
Matures June 2020
Interest Rate 15%
Convertible Note (1)(2)(7)
Matures June 2020
Interest Rate 15%
Preferred Stock - Series C *(1)(2)(7)
Term Note (1)(2)(7)
Matures February 2020
Interest Rate 8%
Term Note (1)(2)(7)
Matures February 2020
Interest Rate 8%
		1,000,000 1,000,000 1,500,000 1,000,000 26,856,187 2,000,000 3,000,000	1,000,000 1,000,000 1,500,000 1,000,000 26,299,938 2,000,000 3,000,000	1,000,000 1,000,000 1,500,000 1,000,000 11,679,756 2,000,000 3,000,000
				21,179,756

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	MARKET VALUE
NUTANIX, INC. (7.4%) Networking	Common Stock *	459,772	$7,376,112	$10,294,295
PHUNWARE, INC. (4.2%) Mobile Computing	Preferred Stock - Series E *(1)(3)(7)	3,257,328	9,999,997	5,850,813
PIVOTAL SYSTEMS CORP. (21.3%) Semiconductor Equipment
Common Stock Warrants - Class B *(1)(2)(7)
Preferred Stock Warrants - Series D *(1)(2)(7)
Preferred Stock - Series A *(1)(2)(7)
Preferred Stock - Series B *(1)(2)(7)
Preferred Stock - Series C *(1)(2)(7)
Preferred Stock - Series D *(1)(2)(7)
		18,180,475 4,158,654 11,914,217 13,065,236 2,291,260 6,237,978	0 0 6,000,048 6,321,482 2,657,862 3,975,801	6,864,220 405,053 7,380,857 8,093,914 2,425,757 4,526,277
				29,696,078
QMAT, INC. (8.6%) Advanced Materials
Convertible Note (1)(2)(7)
Matures March 2019
Interest Rate 8%
Convertible Note (1)(2)(7)
Matures March 2019
Interest Rate 8%
Convertible Note (1)(2)(7)
Matures March 2019
Interest Rate 8%
Convertible Note (1)(2)(7)
Matures March 2019
Interest Rate 8%
Convertible Note (1)(2)(7)
Matures March 2019
Interest Rate 8%
Convertible Note (1)(2)(7)
Matures March 2019
Interest Rate 8%
Preferred Stock - Series A *(1)(2)(7)
Preferred Stock - Series B *(1)(2)(7)
Preferred Stock Warrants - Series A *(1)(2)(7)
		1,000,000 200,000 100,000 100,000 100,000 350,000 16,000,240 2,000,000 2,000,000	1,000,000 200,000 100,000 100,000 100,000 350,000 16,000,240 2,000,000 0	1,000,000 200,000 100,000 100,000 100,000 350,000 8,377,726 1,492,800 296,400
				12,016,926
QUICKLOGIC CORP. (1.3%) Semiconductors	Common Stock *	1,100,000	1,682,134	1,848,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	MARKET VALUE
REVASUM, INC. (5.5%) Semiconductor Equipment	Common Stock *(1)(2)(7) Term Note (1)(2)(7) Matures February 2020 Interest Rate 5% Preferred Stock - Series A *(1)(2)(7) Preferred Stock - Series Seed *(1)(2)(7)	10,000 1,000,000 441,998 2,200,000	$1,000 1,000,000 1,999,997 2,200,000	$20,862 1,000,000 1,877,873 4,781,920
				7,680,655
ROKU, INC. (4.1%) Consumer Electronics	Common Stock *(1)(7)	250,000	2,312,500	5,639,750
RORUS, INC. (0.0%) Water Purification	Convertible Note (1)(7) Matures June 2021 Interest Rate 2%	50,000	50,000	50,000
SILICON GENESIS CORP. (3.9%) Intellectual Property
Common Stock *(1)(2)(7)
Common Stock Warrants *(1)(2)(7)
Common Stock Warrants *(1)(2)(7)
Common Stock Warrants *(1)(2)(7)
Preferred Stock -Series 1-C *(1)(2)(7)
Preferred Stock -Series 1-D *(1)(2)(7)
Preferred Stock -Series 1-E *(1)(2)(7)
Preferred Stock -Series 1-F *(1)(2)(7)
Preferred Stock -Series 1-G *(1)(2)(5)(7)
Preferred Stock -Series 1-H *(1)(2)(7)
		921,892 5,000,000 37,982 3,000,000 82,914 850,830 5,704,480 912,453 48,370,793 837,942	169,045 0 6,678 0 109,518 431,901 2,614,401 509,785 4,729,221 963,494	13,275 8,000 273 4,800 62,235 171,272 1,870,499 417,447 2,629,437 215,267
				5,392,505
SUNRUN, INC. (2.1%) Renewable Energy	Common Stock *	524,820	4,954,995	2,912,751
SVXR, INC. (0.7%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)(7)	2,013,491	1,000,000	1,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2017 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	MARKET VALUE
TELEPATHY INVESTORS, INC. (1.2%) Consumer Electronics
Convertible Note (1)(2)(7)
Matures January 2018
Interest Rate 10%
Convertible Note (1)(2)(7)
Matures January 2018
Interest Rate 10%
Convertible Note (1)(2)(7)
Matures January 2018
Interest Rate 10%
Convertible Note (1)(2)(7)
Matures January 2018
Interest Rate 10%
Convertible Note (1)(2)(7)
Matures January 2018
Interest Rate 10%
Convertible Note (1)(2)(7)
Matures January 2018
Interest Rate 10%
Preferred Stock - Series A *(1)(2)(7)
		2,000,000 500,000 300,000 500,000 150,000 300,000 15,238,000	$2,000,000 500,000 300,000 500,000 150,000 300,000 3,999,999	$343,020 85,755 51,453 85,755 25,726 51,453 978,280
1,621,442
UCT COATINGS, INC. (0.7%) Advanced Materials	Common Stock *(1)(3)(7) Common Stock Warrants *(1)(3)(7)	1,500,000 2,283	662,235 67	912,000 4
912,004
VUFINE, INC. (1.3%) Consumer Electronics	Common Stock *(1)(2)(7) Convertible Note (1)(2)(7) Matures July 2019 Interest Rate 6% Preferred Stock - Series A *(1)(2)(7)	750,000 1,500,000 22,500,000	15,000 1,500,000 2,250,000	675 1,500,000 295,650
1,796,325
WRIGHTSPEED, INC. (7.7%) Automotive
Preferred Stock - Series C *(1)(3)(4)(5)(7)
Preferred Stock - Series D *(1)(3)(7)
Preferred Stock - Series E *(1)(3)(7)
Preferred Stock - Series F *(1)(3)(7)
Preferred Stock Warrants - Series F *(1)(3)(7)
		2,267,659 1,100,978 450,814 90,707 18,141	6,864,023 3,375,887 1,658,996 499,995 0	5,705,203 3,163,550 1,351,630 471,459 28,532
10,720,374
INVESTMENT COMPANY (3.7%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	5,116,099	5,116,099	5,116,099

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments - continued
SEPTEMBER 30, 2017 (UNAUDITED)

MARKET VALUE
TOTAL INVESTMENTS (Cost $174,323,764) —99.6%	$138,728,628
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.4%	556,559
NET ASSETS — 100.0%	$139,285,187

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3).
(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).
(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).
(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(7)	Fair value level 3 security.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements
SEPTEMBER 30, 2017 (UNAUDITED)

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at September 30, 2017, were $5,981,512 or 4.3% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at September 30, 2017, were $2,405,780 or 1.7% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, and FDL are presented in the report on a consolidated basis.

FHL and FDL are both treated as controlled foreign corporations under the Internal Revenue Code and are not expected to be subject to U.S. federal income tax. FVI is treated as a U.S. shareholder of each of FHL and FDL. As a result, FVI is required to include in gross income for U.S. federal tax purposes all of FHL and FDL’s income, whether or not such income is distributed by FHL or FDL. If a net loss is realized by FHL or FDL, such loss is not generally available to offset the income earned by FVI.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On September 30, 2017, our financial statements include venture capital investments valued at approximately $112.6 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2017, we held $118.6 million in restricted securities.

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
SEPTEMBER 30, 2017 (UNAUDITED)

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

The market value of the Company’s purchased options as of September 30, 2017 can be found on the Schedule of Investments. The net realized gains/(loss) from purchased and written options and the net change in unrealized appreciation (depreciation) on purchased and written options for the period ended September 30, 2017 can be found on the Statement of Operations.

The Company had no option transactions for the nine months ended September 30, 2017.

The average notional value of the Fund’s derivatives during the nine months ended September 30, 2017, is as follows:

	Purchased Options (Notional Value)	Warrants (Notional Value)	Written Options (Notional Value)
Firsthand Technology Value Fund, Inc.	$—	$6,146,612	$—

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
SEPTEMBER 30, 2017 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2016, was calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of September 30, 2017, there were no accrued incentive fees.

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
SEPTEMBER 30, 2017 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2017:

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$912,000
Consumer Electronics	—	—	5,640,425
Equipment Leasing	—	—	44,420
Intellectual Property	—	—	13,275
Networking	10,294,295	—	—
Renewable Energy	2,912,751	—	—
Semiconductors	1,848,000	—	—
Semiconductor Equipment	—	—	20,862
Software	—	—	299,160
Total Common Stocks	15,055,046	—	6,930,142
Preferred Stocks
Advanced Materials	—	—	9,870,526
Aerospace	—	—	607,749
Automotive	—	—	10,691,842
Cloud Computing	—	—	8,537,430
Consumer Electronics	—	—	1,273,930
Equipment Leasing	—	—	3,975,600
Intellectual Property	—	—	5,366,157
Medical Devices	—	—	11,679,756
Mobile Computing	—	—	5,850,813
Semiconductor Equipment	—	—	30,086,598
Total Preferred Stocks	—	—	87,940,401
Asset Derivatives *
Equity Contracts	—	—	9,143,778
Total Asset Derivatives	—	—	9,143,778
Convertible Notes
Advanced Materials	—	—	1,850,000
Aerospace	—	—	—
Consumer Electronics	—	—	2,143,162
Medical Devices	—	—	9,500,000
Semiconductor Equipment	—	—	1,000,000
Water Purification	—	—	50,000
Total Convertible Notes	—	—	14,543,162
Mutual Funds	5,116,099	—	—
Total	$20,171,145	$—	$118,557,483

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including, but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third-party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the quarter. There were no transfers between Levels 1 and 2 as of September 30, 2017.

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/17
Common Stocks
Advanced Materials	$394,200	$—	$—	$—	$517,800	$—	$912,000
Consumer Electronics	3,037,441	—	—	—	2,602,984	—	5,640,425
Equipment Leasing	44,430	—	—	—	(10)	—	44,420
Intellectual Property	14,750	—	—	—	(1,475)	—	13,275
Networking	10,990,390	—	—	—	(696,095)	(10,294,295)	—
Semiconductor Equipment	7,524	—	—	—	13,338	—	20,862
Software	245,466	—	—	—	53,694	—	299,160
Preferred Stocks
Advanced Materials	12,724,961	—	—	—	(2,854,435)	—	9,870,526
Advertising Technology	9,757,918	—	(12,355,330)	1,015,419	1,581,993	—	—
Aerospace	445,456	1,587,103	—	—	(1,424,810)	—	607,749
Automotive	10,410,045	1,029,175	(529,180)	—	(218,198)	—	10,691,842
Cloud Computing	8,550,361	—	—	—	(12,931)	—	8,537,430
Consumer Electronics	3,752,749	—	—	—	(2,478,819)	—	1,273,930
Equipment Leasing	3,975,600	—	—	—	—	—	3,975,600
Intellectual Property	6,137,917	—	(755,172)	—	(16,588)	—	5,366,157
Medical Devices	24,511,642	—	—	—	(12,831,886)	—	11,679,756
Mobile Computing	7,365,796	—	—	—	(1,514,983)	—	5,850,813
Semiconductor Equipment	21,883,997	2,999,997	—	—	5,202,604	—	30,086,598

Firsthand Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS / (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/17
Asset Derivatives
Equity Contracts	$5,420,042	$—	$—	$—	$3,723,736	$—	$9,143,778
Convertible Notes
Advanced Materials	—	1,850,000	—	—	—	—	1,850,000
Advertising Technology	559,360	—	(1,118,720)	559,360	—	—	—
Aerospace	71,208	405,000	(476,208)	—	—	—	—
Consumer Electronics	2,913,612	4,300,000	(3,500,000)	—	(1,570,450)	—	2,143,162
Medical Devices	4,000,000	5,500,000	—	—	—	—	9,500,000
Semiconductor Equipment	—	1,000,000	—	—	—	—	1,000,000
Water Purification	50,000	—	—	—	—	—	50,000
Total	$137,264,865	$18,671,275	$(18,734,610)	$1,574,779	$(9,924,531)	$(10,294,295)	$118,557,483

(1)	The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2017 was $11,701,087.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2017.

	FAIR VALUE AT 9/30/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments:	$12.9M	Market Comparable Companies	EBITDA Multiple	8.8x - 10.5x (10.1x)
Advanced Materials		Prior Transaction Analysis	Years to Maturity	5 years (5 years)
		Probability-Weighted Expected Return	Volatility	50.0% (50%)
		Option Pricing Model	Risk-Free Rate	1.92% (1.92%)
			Going Concern Probability	75% - 100% (77%)
			Discount for Lack of Marketability	22.7% (22.7%)
Direct venture capital investments:	$2.1M	Prior Transaction	Years to Maturity	5 years (5 years)
Aerospace		Analysis	Volatility	60.0% (60.0%)
		Option Pricing Model	Risk-Free Rate	1.92% (1.92%)
Direct venture capital investments:	$10.7M	Prior Transaction Analysis	Years to Maturity	3 years (3 years)
Automotive		Option Pricing Model	Volatility	55.0% (55.0%)
			Risk-Free Rate	1.62% (1.62%)

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

continued	FAIR VALUE AT 9/30/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments:	$8.5M	Market Comparable Companies	Revenue Multiple	1.6x - 2.0x (1.7x)
Cloud Computing		Option Pricing Model	Years to Maturity	2 years (2 years)
			Volatility	40.0% (40.0%)
			Risk-Free Rate	1.47% (1.47%)
Direct venture capital investments:	$9.1M	Market Comparable Companies	Revenue Multiple	1.1x - 2.1x (1.6x)
Consumer Electronics		Prior Transaction Analysis	Going Concern Probability	30% - 100% (87%)
		Probability-Weighted Expected Return	Probability of Proceeds Available to Preferred Stock	10% (10%)
		Invested Capital(Cost)	Years to Maturity	1 year - 5 years (3.1 years)
		Option Pricing Model	Volatility	50.0% - 70.0% (64.7%)
			Risk-Free Rate	1.31% - 1.92% (1.63%)
			Discount for Lack of Marketability	15.0% - 25.8% (15.0%)
Direct venture capital investments:	$4.0M	Prior Transaction Analysis	Years to Maturity	5 years (5 years)
Equipment Leasing		Option Pricing Model	Volatility	50.00% (50.0%)
			Risk-Free Rate	1.92% (1.92%)
Direct venture capital investments:	$5.4M	Prior Transaction Analysis	Years to Maturity	5 years (5 years)
Intellectual Property		Option Pricing Model	Volatility	55% (55%)
			Risk-Free Rate	1.92% (1.92%)
			Discount for Lack of Marketability	24.3% (24.3%)
			Adjustment for Market Movement	(29.3%) (-29.3%)
Direct venture capital investments:	$21.2M	Market Comparable Companies	Revenue Multiple	2.9x - 3.1x (3.0x)
Medical Devices		Option Pricing Model	Years to Maturity	4 years (4 years)
			Volatility	50.0% (50.0%)
			Risk-Free Rate	1.77% (1.77%)
Direct venture capital investments:	$5.9M	Market Comparable Companies	Revenue Multiple	1.3x - 2.0x (1.7x)
Mobile Computing		Prior Transaction Analysis	Years to Maturity	2 years (2 years)
		Option Pricing Model	Volatility	60.0% (60.0%)
			Risk-Free Rate	1.47% (1.47%)
Direct venture capital investments:	$38.4M	Market Comparable Companies	Revenue Multiple	1.2x - 3.2x (2.6x)
Semiconductor Equipment		Prior Transaction Analysis	Years to Maturity	2 years - 5 years (2.7 years)
		Option Pricing Model	Volatility	40.0% - 60.0% (51.7%)
			Risk-Free Rate	1.47% - 1.92% (1.57%)
			Discount for Lack of Marketability	0.0% - 15.5% (2.9%)
Direct venture capital investments: Software	$0.3M	Prior Transaction Analysis	Discount for Lack of Marketability	10.0% (10.0%)
Direct venture capital investments:	$0.1M	Prior Transaction Analysis	Years to Maturity	5 years (5 years)
Water Purification		Option Pricing Model	Volatility	40.0% (40.0%)
			Risk-Free Rate	1.92% (1.92%)

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

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

The following information is based upon the federal income tax cost of portfolio investments as of September 30, 2017.

Gross unrealized appreciation	$23,926,315
Gross unrealized depreciation	(59,521,451)
Net unrealized depreciation	$(35,595,136)
Federal income tax cost, investments	$174,323,764

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

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the nine months ended September 30, 2017.

PURCHASES AND SALES
Purchases of investment securities	$16,078,804
Proceeds from sales and maturities of investment securities	$19,655,068

NOTE 9.  SHARE BUYBACK/TENDER OFFER

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million. As of September 30, 2017, the Fund had 7,430,697 shares outstanding.

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 10.  INVESTMENTS IN  AFFILIATES AND  CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2016, through September 30, 2017, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/17	SHARES HELD AT 9/30/17
EQX, Inc. Common Stock*	$44,430	$—	$—	$—	$—	$(10)	$44,420	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,600	—	—	—	—	—	3,975,600	4,000,000
Hera Systems, Inc. Term Note*	41,208	—	70	41,208	—	—	—	—
Hera Systems, Inc. Series A Preferred*	445,456	—	—	—	—	(291,022)	154,434	3,642,324
Hera Systems, Inc. Term Note*	—	20,000	332	20,000	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	200,000	10,000	200,000	—	—	—	—
Hera Systems, Inc. Convertible Note*	30,000	—	1,836	30,000	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	65,000	1,444	65,000	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	70,000	1,295	70,000	—	—	—	—
Hera Systems, Inc. Term Note*	—	50,000	1,514	50,000	—	—	—	—
Hera Systems, Inc. Series B Preferred*	—	1,587,102	—	—	—	(1,133,787)	453,315	2,039,203
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	155,540	155,540	700,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	1,380,956	1,380,956	6,214,922
IntraOp Medical Corp. Series C Preferred*	24,511,642	—	—	—	—	(12,831,886)	11,679,756	26,856,187
IntraOp Medical Corp. Convertible Note*	1,000,000	—	156,197	—	—	—	1,000,000	1,000,000

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/17	SHARES HELD AT 9/30/17
IntraOp Medical Corp. Convertible Note*	$—	$1,000,000	$50,548	$—	$—	$—	$1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	1,500,000	1,849	—	—	—	1,500,000	1,500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	32,877	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	179,507	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	—	2,000,000	102,137	—	—	—	2,000,000	2,000,000
Phunware, Inc., Preferred Stock Series E	7,365,796	—	—	—	—	(1,514,983)	5,850,813	3,257,328
Pivotal Systems, Series A Preferred*	6,370,532	—	—	—	—	1,010,325	7,380,857	11,914,217
Pivotal Systems, Series B Preferred*	6,985,982	—	—	—	—	1,107,932	8,093,914	13,065,236
Pivotal Systems, Series C Preferred*	2,273,159	—	—	—	—	152,598	2,425,757	2,291,260
Pivotal Systems, Series D Preferred*	4,060,924	—	—	—	—	465,353	4,526,277	6,237,978
Pivotal Systems, Series D Warrants*	284,036	—	—	—	—	121,017	405,053	4,158,654
Pivotal Systems, Common Stocks Warrants - Class B*	4,743,286	—	—	—	—	2,120,934	6,864,220	18,180,475
QMAT, Preferred Stock Series A*	10,724,961	—	—	—	—	(2,347,235)	8,377,726	16,000,240
QMAT, Preferred Stock Series B*	2,000,000	—	—	—	—	(507,200)	1,492,800	2,000,000
QMAT, Series A Warrant*	376,400	—	—	—	—	(80,000)	296,400	2,000,000
QMAT, Convertible Note*	—	1,000,000	44,055	—	—	—	1,000,000	1,000,000
QMAT, Convertible Note*	—	200,000	132	—	—	—	200,000	200,000
QMAT, Convertible Note*	—	100,000	1,468	—	—	—	100,000	100,000

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/17	SHARES HELD AT 9/30/17
QMAT, Convertible Note*	$—	$100,000	$1,271	$—	$—	$—	$100,000	100,000
QMAT, Convertible Note*	—	100,000	1,140	—	—	—	100,000	100,000
QMAT, Convertible Note*	—	350,000	2,378	—	—	—	350,000	350,000
Revasum, Term Note*	—	1,000,000	29,167	—	—	—	1,000,000	1,000,000
Revasum, Common Stock*	7,524	—	—	—	—	13,338	20,862	10,000
Revasum, Preferred Stock Series Seed*	2,193,400	—	—	—	—	2,588,520	4,781,920	2,200,000
Revasum, Preferred Stock Series A*	—	1,999,997	—	—	—	(122,124)	1,877,873	441,998
Silicon Genesis Corp., Common *	14,750	—	—	—	—	(1,475)	13,275	921,892
Silicon Genesis Corp., Common Warrants*	319	—	—	—	—	(46)	273	37,982
Silicon Genesis Corp., Common Warrants*	10,000	—	—	—	—	(2,000)	8,000	5,000,000
Silicon Genesis Corp., Common Warrants*	6,000	—	—	—	—	(1,200)	4,800	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	70,444	—	—	—	—	(8,209)	62,235	82,914
Silicon Genesis Corp., Series 1-D Preferred*	195,606	—	—	—	—	(24,334)	171,272	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,134,616	—	—	332,133	—	68,016	1,870,499	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	464,165	—	—	73,276	—	26,558	417,447	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,032,848	—	—	313,257	—	(90,154)	2,629,437	48,370,793

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/17	SHARES HELD AT 9/30/17
Silicon Genesis Corp., Series 1-H Preferred*	$240,238	$—	$—	$36,506	$—	$11,535	$215,267	837,942
SVXR, Inc., Series A Preferred	—	1,000,000	172	—	—	—	1,000,000	2,013,491
Telepathy Investors, Inc. Convertible Note*	1,109,340	—	18,333	2,000,000	—	890,660	—	—
Telepathy Investors, Inc. Convertible Note*	—	2,000,000	152,887	—	—	(1,656,980)	343,020	2,000,000
Telepathy Investors, Inc. Convertible Note*	83,201	—	11,638	—	—	(57,475)	25,726	150,000
Telepathy Investors, Inc. Convertible Note*	277,335	—	39,644	—	—	(191,580)	85,755	500,000
Telepathy Investors, Inc. Convertible Note*	166,401	—	24,458	—	—	(114,948)	51,453	300,000
Telepathy Investors, Inc. Convertible Note*	—	300,000	12,583	—	—	(248,547)	51,453	300,000
Telepathy Investors, Inc. Convertible Note*	277,335	—	37,397	—	—	(191,580)	85,755	500,000
Telepathy Investors, Inc. Series A Preferred*	2,096,749	—	—	—	—	(1,118,469)	978,280	15,238,000
UCT Coatings, Inc. Common Stock	394,200	—	—	—	—	517,800	912,000	1,500,000
UCT Coatings, Inc. Common Stock Warrants	1	—	—	—	—	3	4	2,283
Vufine, Inc., Series A Preferred*	1,656,000	—	—	—	—	(1,360,350)	295,650	22,500,000
Vufine, Inc., Convertible Note*	—	500,000	12,411	500,000	—	—	—	—
Vufine, Inc., Common Stock*	14,325	—	—	—	—	(13,650)	675	750,000

Firsthand  Technology Value Fund, Inc.
Consolidated Notes to Financial Statements - continued
SEPTEMBER 30, 2017 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/17	SHARES HELD AT 9/30/17
Vufine, Inc., Convertible Note*	$1,000,000	$—	$33,370	$1,000,000	$—	$—	$—	—
Vufine, Inc., Convertible Note*	—	1,500,000	40,932	—	—	—	1,500,000	1,500,000
Wrightspeed, Inc., Convertible Note	—	200,000	5,334	200,000	—	—	—	—
Wrightspeed, Inc., Series C Preferred Stock	5,811,783	529,180	—	529,180	—	(106,580)	5,705,203	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,221,792	—	—	—	—	(58,242)	3,163,550	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,376,470	—	—	—	—	(24,840)	1,351,630	450,814
Wrightspeed, Inc., Series F Preferred Stock	—	499,995	—	—	—	(28,536)	471,459	90,707
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	28,532	28,532	18,141
Total Affiliates and Controlled Investments	$104,088,254		$1,008,376			$(13,467,825)	$104,031,143
Total Affiliates	$18,170,042		$5,506			$(1,186,846)	$18,483,191
Total Controlled Investments	$85,918,212		$1,002,870			$(12,280,979)	$85,547,952

*	Controlled investment.

As of September 30, 2017, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Phunware, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest.  The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11.  SUBSEQUENT EVENTS
Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

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

PORTFOLIO COMPOSITION
We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $138.7 million as of September, 2017, as compared to approximately $147.5 million as of December 31, 2016.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2017, and December 31, 2016.

	September 30, 2017	December 31, 2016
Semiconductor Equipment	27.5%	18.1%
Medical Devices	15.2%	19.2%
Advanced Materials	9.3%	9.1%
Automotive	7.7%	7.0%
Networking	7.4%	7.4%
Consumer Electronics	6.6%	6.5%
Cloud Computing	6.1%	5.7%
Mobile Computing	4.2%	4.9%
Intellectual Property	3.9%	4.1%
Equipment Leasing	2.9%	2.7%
Renewable Energy	2.1%	2.4%
Aerospace	1.5%	0.4%
Semiconductor	1.3%	0.3%
Software	0.2%	0.2%
Water Purification	0.0%	0.0%
Advertising Technology	—	6.9%
Other Electronics	—	0.9%
Computer Storage	—	0.1%
Money Market Fund	3.7%	0.0%

continued	September 30, 2017	December 31, 2016
Exchange-Traded Funds	—	3.2%
Other Assets in Excess of Liabilities	0.4%	0.9%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016.

INVESTMENT INCOME

For the three months ended September 30, 2017, we had investment income of $433,367 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum and QMAT.

For the three months ended September 30, 2016, we had investment income of $240,011 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Vufine and Turn.

The higher level of interest income in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to increased investments in convertible notes, particularly IntraOp, QMAT and Revasum.

OPERATING EXPENSES

Gross operating expenses totaled approximately $1,076,922 during the three months ended September 30, 2017 and $1,162,036 during the three months ended September 30, 2016.

Significant components of gross operating expenses for the three months ended September 30, 2017, were management fee expense of $707,865 and professional fees (audit, legal, accounting, and consulting) of $128,954. Significant components of gross operating expenses for the three months ended September 30, 2016, were management fee expense of $813,334 and professional fees (audit, legal, accounting, and consulting) of $194,218.

The lower level of gross operating expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

Net investment loss was $643,555 for the three months ended September 30, 2017 versus a net investment loss of $922,025 for the three months ended September 30, 2016.

The lesser net investment loss in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is primarily due to a combination of increased investment income and a decrease in total assets, on which the investment advisory fees are based, for the three months ended September 30, 2017.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2017, and September 30, 2016, is shown below.

Three Months Ended September 30, 2017
Realized gains	$207,196
Net change in unrealized depreciation on investments	(23,555)
Net realized and unrealized losses on investments	$183,641

As of September 30, 2017
Gross unrealized appreciation on portfolio investments	$23,926,315
Gross unrealized depreciation on portfolio investments	(59,521,451)
Net unrealized depreciation on portfolio investments	$(35,595,136)

Three Months Ended September 30, 2016
Realized losses	$(9,307,595)
Net change in unrealized depreciation on investments	725,166
Net realized and unrealized losses on investments	$(8,582,429)

As of September 30, 2016
Gross unrealized appreciation on portfolio investments	$13,635,660
Gross unrealized depreciation on portfolio investments	(40,125,639)
Net unrealized depreciation on portfolio investments	$(26,489,979)

During the three months ended September 30, 2017, we recognized net realized gains of approximately $207,196 from the release of an escrow from the previous sale of our Turn investment.

During the three months ended September 30, 2017, net unrealized depreciation on total investments increased by $23,555. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2017, the net decrease in net assets resulting from operations totaled $459,914 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2017 was ($0.07).

For the three months ended September 30, 2016, the net decrease in net assets resulting from operations totaled $9,504,454 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2016 was ($1.23).

The smaller decrease in net assets resulting from operations for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, is due primarily to the performance of our investments.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016.

INVESTMENT INCOME

For the nine months ended September 30, 2017, we had investment income of $1,043,461 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum and QMAT.

For the nine months ended September 30, 2016, we had investment income of $616,806 primarily attributable to interest accrued on convertible/term note investments with Silicon Genesis Corporation, IntraOp Medical, Pivotal Systems and Telepathy Investors.

The higher level of interest income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was due to increased investments in convertible/term notes, particularly IntraOp, QMAT and Revasum.

OPERATING EXPENSES

Gross operating expenses totaled approximately $3,099,817 during the nine months ended September 30, 2017 and $3,441,292 during the nine months ended September 30, 2016.

Significant components of operating expenses for the nine months ended September 30, 2017, were management fee expense of $2,175,267, and professional fees (audit, legal, accounting, and consulting) of $374,257. Significant components of operating expenses for the nine months ended September 30, 2016, were management fee expense of $2,510,446, and professional fees (audit, legal, accounting, and consulting) of $456,623.

The lower level of operating expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is primarily attributable to the decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

Net investment loss was $2,056,356 for the nine months ended September 30, 2017 and $2,824,486 for the nine months ended September 30, 2016.

The lesser net investment loss in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to a combination of increased investment income and a decrease in total assets, on which the investment advisory fees are based, for the nine months ended September 30, 2017.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2017, and September 30, 2016, is shown below.

Nine Months Ended September 30, 2017
Realized gains	$767,988
Net change in unrealized depreciation on investments	(8,338,836)
Net realized and unrealized losses on investments	$(7,570,848)

As of September 30, 2017
Gross unrealized appreciation on portfolio investments	$23,926,315
Gross unrealized depreciation on portfolio investments	(59,521,451)
Net unrealized depreciation on portfolio investments	$(35,595,136)

Nine Months Ended September 30, 2016
Realized losses	$(1,780,061)
Net change in unrealized depreciation on investments	(13,892,391)
Net realized and unrealized losses on investments	$(15,672,452)

As of September 30, 2016
Gross unrealized appreciation on portfolio investments	$13,635,660
Gross unrealized depreciation on portfolio investments	(40,125,639)
Net unrealized depreciation on portfolio investments	$(26,489,979)

During the nine months ended September 30, 2017, we recognized net realized gains of approximately $767,988 from the sale/transfer of securities. During the nine months ended September 30, 2016, we recognized net realized losses of approximately $1,780,061 from the sale/transfer of securities. Realized gains were more than those during the nine months ended September 30, 2016 due to the gains realized on the sale of investments.

During the nine months ended September 30, 2017, net unrealized depreciation on total investments increased by $8,338,836 compared to an increase of $13,892,391 in unrealized depreciation on the total investments during the nine months ended September 30, 2016. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily the result of a decrease in valuation to our QMAT, Aliphcom, IntraOp and Telepathy Investments for the nine months ended September 30, 2017.

INCOME AND EXCISE TAXES

It is our intent to continue to qualify as a RIC under Subchapter M of the Code; accordingly, the Company does not provide for income taxes. The Company does, however, recognize interest and penalties, if any, as an income tax expense.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2017, the net decrease in net assets resulting from operations totaled $9,627,204 and for the nine months ended September 30, 2016, the net decrease in net assets resulting from operations totaled $18,496,938. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2017 was ($1.30) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2016 was ($2.40). The lesser decrease in net assets for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2017, was due primarily to the increase in valuation to some investments, most notably Pivotal Systems.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2017, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases and sales of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $2.6 million. We have also sold public securities with an aggregate value of approximately $2.9 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2017, a portion of the Company’s assets (3.7%) was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended September 30, 2017 in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: November 9, 2017	By:
Kevin Landis
Chief Executive Officer

Dated: November 9, 2017	By:
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.
Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002