Form 10-K
period 2017-12-31
Firsthand Technology Value Fund, Inc.
filed 2018-03-16
CIK 1495584

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2017 was approximately $66 million (computed using the closing price of $8.96 per share of Common Stock on December 29, 2017, as reported by the NASDAQ Global Market).

As of March 9, 2018, Firsthand Technology Value Fund had 7,302,146 shares of common stock, par value $0.001 per share, outstanding. of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2017 are incorporated by reference in Part III of this Form 10-K.

DEAR FELLOW SHAREHOLDERS

The Roku IPO in September 2017 punctuated what was otherwise an up-and-down year for Firsthand Technology Value Fund. In addition to Roku, the Fund enjoyed an IPO exit from Cloudera (NYSE: CLDR) and the acquisition of Turn by Amobee. I am pleased to report that the Fund’s net asset value (NAV) appreciated 18.9% for the year ended December 31, 2017, while SVVC stock was up 16.8% for the period.

POSITIVE PERFORMERS

The biggest newsmaker for the Fund in 2017 was Roku, which went public in late September. Our initial investment in the streaming video hardware and software company came in 2015, and our total investment was approximately $2.3 million (or roughly $9.25 per share). Roku went public at $14.00 per share and closed the year at $51.78 per share (note that the Fund currently values Roku at a 10% discount to reflect the fact that we currently hold restricted shares). Roku is a prime beneficiary of the trend toward over-the-top (OTT) delivery of television and movie/video content and is among the industry leaders in streaming hardware and software.

With expectations for continued outperformance, we held the majority of our position in Nutanix (NASDAQ: NTNX) throughout 2017. We were rewarded with appreciation of 32.8% for the year, and we forecast continued revenue growth and shrinking losses for the company through 2018.

We received a dose of good news early in the year when Amobee announced that it was acquiring Turn, an advertising technology company in which we invested in 2013. The Fund’s total investment in Turn was approximately $15.6 million. Although the investment, at best, may yield a small profit, we are pleased with the valuation that management was able to achieve in a very challenging market environment for adtech companies. We believe that it is sometimes better to cash out and redeploy assets than to hang on and hope for a profit down the road.

Two of our semiconductor industry holdings were also strong performers in 2017. Pivotal Systems’ continued growth and market momentum propelled it to a record-high valuation to close the year. We believe that Pivotal currently is the best-positioned company in our portfolio for a near-term exit, based on the maturity of its business. Revasum, a relatively recent investment (November 2016) for the Fund, posted a strong performance in its first full year of operations and raised a new round of growth capital late in the year. The company’s wafer grinders and chemical-mechanical planarization (CMP) tools are used by semiconductor manufacturers worldwide.

Although we achieved an IPO exit with Cloudera (NYSE: CLDR), the investment had very little impact on portfolio performance, given its relatively small size.

A FEW DISAPPOINTMENTS

After a prolonged period of product and financial struggles, Jawbone called it quits in 2017. We received in July a Notice of Assignment for the Benefit of Creditors from the company, explaining that Jawbone’s assets are being liquidated and the company is being wound down. We do not expect to receive any proceeds from the liquidation.

One of the Fund’s early stage investments, Rorus, also discontinued operations late in the year. The maker of low-cost water filtration systems was unable to get a toehold in a marketplace marked by intense competition.

We purchased shares of Sunrun in 2013, and the company went public in August 2015. We closed our position in Sunrun common stock during 2017, realizing a loss of approximately $2.7 million.

TAKING LONGER

One of the primary risks involved in investing in small, private companies is that they may take longer than expected to develop their technology or establish a market for their products or services. Frustratingly, we find several of our portfolio companies in this position, and their changing valuations throughout the year reflect this reality. Companies such as Hera Systems, QMAT, Silicon Genesis, and Wrightspeed have faced more difficulty than expected in bringing their technologies out of the lab. Still others, including

CONTINUED ON INSIDE BACK COVER

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2018 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

FORWARD LOOKING STATEMENTS

This report, and other statements that we may make, may contain forward-looking statements, which relate to future events or our future performance or financial condition. We use words such as “anticipates,” “believes,” “expects,” “plans,” “will,” “may,” “continues,” “seeks,” “likely,” “intends,” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including forward-looking statements as to:

●	our future operating results,

●	our business prospects and the prospects of our prospective portfolio companies,

●	the impact of investments that we expect to make,

●	our contractual arrangements and relationships with third parties,

●	the dependence of our future success on the general economy and its impact on the industries in which we invest,

●	the ability of our prospective portfolio companies to achieve their objectives,

●	our expected financings and investments,

●	the adequacy of our cash resources and working capital, and

●	the timing of cash flows, if any, from the operations of our prospective portfolio companies.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;

●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;

●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;

●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and

●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2017.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
AliphCom, Inc.	Consumer Electronics	$0
EQX Capital, Inc.	Equipment Leasing	4,020,010
Fidelity Investments Money Market Treasury Portfolio - Class I2	Investment Company	1,705,375
Hera Systems, Inc.	Aerospace	2,144,610
Hightail, Inc.	Cloud Computing	8,561,704
IntraOp Medical Corp.	Medical Devices	20,979,677
Nutanix, Inc. [2]	Networking	16,185,476
Phunware, Inc.	Mobile Computing	12,018,563
Pivotal Systems Corp.	Semiconductor Equipment	34,653,460
QMAT, Inc.	Advanced Materials	23,359,026
QuickLogic Corp. [2]	Semiconductors	2,088,000
Revasum, Inc.	Semiconductor Equipment	14,803,056
Roku, Inc.	Consumer Electronics	11,650,500
Rorus, Inc.	Water Purification	0
Silicon Genesis Corp.	Intellectual Property	6,094,569
SVXR, Inc.	Semiconductor Equipment	2,000,000
Telepathy Investors, Inc.	Consumer Electronics	1,503,650
UCT Coatings, Inc.	Advanced Materials	922,054
Vufine, Inc.	Consumer Electronics	1,434,160
Wrightspeed, Inc.	Automotive	10,715,635

[1]	Fair value for our private company holdings was determined in good faith by our board of directors on December 31, 2017. For public companies, the figure represents the market value of our securities on December 31, 2017, less any discount due to resale restriction on the security.

[2]	Public company.

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

In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

●	Recruiting management,

●	Formulating operating strategies,

●	Formulating intellectual property strategies,

●	Assisting in financial planning,

●	Providing management in the initial start-up stages, and

●	Establishing corporate goals.

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

We may control, be represented on, or have observer rights on the Board of Directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the Boards of Directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company. Our goal is to assist each company in establishing its own independent capitalization, management, and Board of Directors. As a venture capital-backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company's operations will diminish.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers' acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2017, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as “junk bonds,” including our venture debt investments, are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded. The existence of limited markets for these securities may restrict our ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. Any economic downturn could adversely affect the ability of issuers' lower-rated securities to repay principal and pay interest thereon. The market values of lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities. In addition, lower-rated securities and comparable non- rated securities generally present a higher degree of credit risk. Issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings.

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

INTELLECTUAL PROPERTY

We believe there is a role for organizations that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property perceive the need for and rewards of entrepreneurial commercialization of their inventions. Our form of investment may be:

●	Funding research and development in the development of a technology,

●	Obtaining licensing rights to intellectual property or patents,

●	Acquiring intellectual property or patents, or

●	Forming and funding companies or joint ventures to commercialize further intellectual property.

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

COMPETITION

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company (“SPACs”) sponsors, investment bankers that underwrite initial public offerings, hedge funds that invest in private investments in public equities (PIPEs), traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company. We believe we compete with these entities primarily on the basis of our willingness to make smaller, non-controlling investments, the experience and contacts of our investment professionals within our targeted industries, our responsive and efficient investment analysis and decision-making processes, and the investment terms that we offer. We do not seek to compete primarily on the deal terms we offer to potential portfolio companies. We use the industry information available to FCM to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Kevin Landis (FCM's President and Chief Investment Officer), and the other senior investment professionals FCM retains, enable us to learn about, and compete effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors—Risks relating to our business and structure—We operate in a highly competitive market for investment opportunities.”

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person's office.

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

DISCIPLINED INVESTMENT APPROACH

The Investment Adviser employs a disciplined approach in selecting investments. The Investment Adviser's investment philosophy focuses on ensuring that our investments have an appropriate return profile relative to risk. When market conditions make it difficult for us to invest according to our criteria, the Investment Adviser intends to be highly selective in deploying our capital. We believe this approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long term.

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

FOCUSING ON INVESTMENTS THAT CAN GENERATE POSITIVE RISK-ADJUSTED RETURNS

The Investment Adviser seeks to maximize the potential for capital appreciation. In making investment decisions the Investment Adviser seeks to pursue and invest in companies that meet several of the following criteria:

●	outstanding technology,

●	barriers to entry (i.e., patents and other intellectual property rights),

●	experienced management team,

●	established financial sponsors that have a history of creating value with portfolio companies,

●	strong and competitive industry position, and

●	viable exit strategy.

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

ABILITY TO SOURCE AND EVALUATE TRANSACTIONS THROUGH THE INVESTMENT ADVISER'S RESEARCH CAPABILITY AND ESTABLISHED NETWORK

FCM's investment management team has overseen investments in dozens of private companies across various industries while employed by FCM and its affiliates since 1994. We believe the expertise of the Investment Adviser's management team enables FCM to identify, assess, and structure investments successfully across all levels of a company's capital structure and to manage potential risk and return at all stages of the economic cycle.

We seek to identify potential investments both through active origination and through dialogue with numerous management teams, members of the financial community, and corporate partners with whom Mr. Landis has long-standing relationships. We believe that the team's broad network of contacts within the investment, commercial banking, private equity and investment management communities in combination with their strong reputation in investment management, enables us to attract well-positioned prospective portfolio companies.

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

●	Advanced Materials

●	Advertising Technology

●	Automotive

●	Biofuels

●	Cloud Computing

●	Computer Hardware

●	Computer Peripherals

●	Computer Software

●	Electronic Components

●	Energy Efficiency

●	Fuel Cells

●	Medical Devices

●	Mobile Computing

●	Semiconductors

●	Social Networking

●	Solar Photovoltaics

●	Solid-state Lighting

●	Telecommunications

●	Water Purification

●	Wearable Technology

●	Wind-Generated Electricity

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

Viable exit strategy

We seek to invest in companies that we believe will provide a steady stream of cash flow to reinvest in their respective businesses. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. In today's market environment, we believe that a strategic sale is more likely than an IPO for many of our portfolio companies, although IPOs cannot be ruled out. We believe that an acquisition by a strategic buyer is possible at any time for any of our companies.

DUE DILIGENCE

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments, we, through the Investment Adviser, conduct a rigorous due diligence process that draws from the Investment Adviser's investment experience, industry expertise, and network of contacts. The Investment Adviser conducts extensive due diligence investigations in their investment activities. In conducting due diligence, the Investment Adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors, and investment bankers.

Our due diligence typically includes:

●	review of historical and prospective financial information;

●	review of technology, product, and business plan;

●	on-site visits;

●	interviews with management, employees, customers, and vendors of the potential portfolio company;

●	background checks; and

●	research relating to the company's management, industry, markets, products and services, and competitors.

Upon the completion of due diligence, the Investment Adviser's investment committee determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside consultants, experts, and/or advisers, as appropriate. To the extent unaffiliated, third-party consultants, experts, and/or advisers are used, we will be responsible for those expenses.

INVESTMENT STRUCTURE

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure.

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

FCM has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	Assessment of success in adhering to portfolio company's technology development, business plan and compliance with covenants;

●	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements, and accomplishments;

●	Comparisons to other portfolio companies in the industry, if any;

●	Attendance at and participation in board meetings; and

●	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below under “Determination of Net Asset Value.” Currently, our Board of Directors solicits valuation recommendations from a third-party valuation firm on a quarterly basis.

We expect that all of our portfolio investments will be recorded at fair value as determined under the valuation process discussed above. As a result, there will be uncertainty with respect to the value of our portfolio investments.

INVESTMENT MANAGEMENT AGREEMENT

MANAGEMENT SERVICES

FCM has entered into an Investment Management Agreement (the “Investment Management Agreement”) with us whereby FCM provides investment management services. Subject to the overall supervision of our board of directors, the Investment Adviser manages the day-to-day operations of, provides investment management services to, and serves as portfolio manager for us. Mr. Landis, FCM's President and Chief Investment Officer, has been primarily responsible for our portfolio management since our inception. Under the terms of the Investment Management Agreement, FCM will:

●	determine the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;

●	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

●	close and monitor the investments we make.

FCM's services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. FCM currently serves as investment manager to Firsthand Funds, a family of open-end mutual funds.

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

EMPLOYEES

We do not currently have any direct employees. Mr. Landis, our chief executive officer, is the majority owner and chief investment officer of the Investment Adviser. The Investment Adviser currently employs a staff of 12, including investment, legal, and administrative professionals.

Item 1A. Risk Factors

Investing in Firsthand Technology Value Fund involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2017, were approximately $174 million.

WE ARE DEPENDENT UPON FCM'S KEY PERSONNEL FOR OUR FUTURE SUCCESS.

If the Investment Adviser is unable to hire and retain qualified personnel, or if it loses any key member of its management team, our ability to achieve our investment objective could be significantly impaired.

We depend on the diligence, skill, and access to the network of business contacts of the management of FCM, including Mr. Landis, the owner, president and chief executive officer of FCM. We also depend, to a significant extent, on FCM's access to the investment information and deal flow generated by Mr. Landis and any other investment professionals of FCM. Mr. Landis and other management personnel of FCM evaluate, negotiate, structure, close, and monitor our investments. Our future success depends on the continued service of Mr. Landis and other management personnel of FCM. The resignation of FCM, or the departure of Mr. Landis or any other key managers hired by FCM could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that FCM will remain the Investment Adviser.

THE INVESTMENT ADVISER AND ITS MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A BUSINESS DEVELOPMENT COMPANY.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or micro-cap U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser's ability to take advantage of attractive investment opportunities and to achieve our investment objective. Under the 1940 Act, our ability to own publicly-traded securities with market capitalizations in excess of $250 million is limited. While Mr. Landis has more than 20 years of experience managing technology stock mutual funds investments and more than 15 years of experience managing private equity investments, Mr. Landis and FCM have only managed a business development company since April 2011, when they began managing SVVC. The investment philosophy and techniques used by Mr. Landis and FCM may differ from those of other funds. Accordingly, we can offer no assurance that SVVC will replicate the historical performance of other investment companies with which Mr. Landis has been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

THE INVESTMENT ADVISER AND ITS MANAGEMENT MANAGE OTHER FUNDS.

In addition to managing SVVC, FCM is also the investment adviser to two open-end mutual funds in the Firsthand Funds family: Firsthand Technology Opportunities Fund and Firsthand Alternative Energy Fund. Mr. Landis, who has primary responsibility for SVVC, also serves as portfolio manager of Firsthand Alternative Energy Fund and Firsthand Technology Opportunities Fund. This may reduce the time FCM and its investment management team have to devote to the affairs of SVVC. The other funds managed by FCM have stated investment objectives which differ from our own. Accordingly, there may be times when the interests of FCM's management team differ from our interests.

THE INVESTMENT ADVISER MAY NOT BE ABLE TO ACHIEVE THE SAME OR SIMILAR RETURNS TO THOSE ACHIEVED BY ITS INVESTMENT PROFESSIONALS WHILE THEY WERE EMPLOYED AT PRIOR JOBS.

Although Mr. Landis has been a portfolio manager of a number of open-end mutual funds in the Firsthand Funds family, Mr. Landis's track record and achievements are not necessarily indicative of future results that will be achieved by FCM on our behalf. FCM and its investment professionals' skills and expertise may not be as well suited to our objectives, strategies and requirements as they are for certain other funds. FCM and many of its investment professionals are relatively inexperienced in managing closed end funds and our investment objectives, policies and regulatory limitations differ substantially from the other funds FCM and its investment professionals have managed. Similarly, while the research and operational professionals that support Mr. Landis in his management of Firsthand Funds are substantially the same individuals that will be supporting us, there is no assurance that they will be able to provide the same level of services to us as they did (or currently do) for Firsthand Funds.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATION WILL DEPEND ON OUR ABILITY TO MANAGE FUTURE GROWTH EFFECTIVELY.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on FCM's ability to identify, invest in, and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of FCM's structuring of the investment process, its ability to provide competent, attentive, and efficient services to us and our access to financing on acceptable terms. The management team of FCM will have substantial responsibilities under the Investment Management Agreement. In addition, the employees of FCM may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

A number of entities will compete with us to make the types of investments that we plan to make. We will compete with other venture capital firms and venture capital funds, various public and private investment funds, including hedge funds, other business development companies, commercial and investment banks, commercial financing companies, and various technology and alternative energy companies' internal venture capital arms. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a stronger network of contacts and better connections for deal flows or have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

REGULATIONS GOVERNING OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY WILL AFFECT OUR ABILITY TO, AND THE WAY IN WHICH WE, RAISE ADDITIONAL CAPITAL.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options, or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests SVVC, and our stockholders approve SVVC's policy and practice of making such sales. Our stockholders have not approved a policy or practice of selling our common stock below our net asset value per share. However, our board of directors may ask our stockholders to vote on such a policy and practice at upcoming stockholders meetings. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Several members of the board of directors of the Company are also trustees of the Board of Trustees of Firsthand Funds. Of the five directors of the Company, Messrs. Landis, Burglin, and Lee all serve as both directors for the Company and trustees for Firsthand Funds. Messrs. Petredis and Yee are the only directors of the Company who are not also trustees of Firsthand Funds. The Company believes such a commonality of the board brings continuity of oversight and allows the board of the Company to maintain the institutional knowledge and experience of overseeing illiquid securities and their pricing methods.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, as well as other special purpose vehicles set up by third parties for investment in a particular private company. To the extent we so invest, we will bear our ratable share of any such investment company's expenses, including management and incentive fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to FCM with respect to the assets invested in the securities and instruments of other investment companies under the Investment Management Agreement (as defined under “Discussion of Expected Operating Plans—Contractual Obligations”). With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of FCM as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

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

The Maryland General Corporation Law, our charter, and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of the Company's directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

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

OUR FAILURE TO MAKE FOLLOW-ON INVESTMENTS IN OUR PORTFOLIO COMPANIES COULD IMPAIR THE VALUE OF OUR PORTFOLIO.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

●	increase or maintain in whole or in part our equity ownership percentage; or

●	exercise warrants, options, or convertible securities that were acquired in the original or subsequent financing.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of FCM's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and a smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

2017 Quarter Ending	Low	High
March 31	$7.67	$8.52
June 30	$7.99	$8.56
September 30	$7.33	$8.37
December 31	$7.89	$8.96

SHAREHOLDERS

As of February 28, 2018, there were approximately 1,700 shareholders of record and approximately 13,400 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2017.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2017.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2017.

We, however, do not believe either the S&P 500 Index or the NASDAQ Composite Index to be appropriate comparable indices of the Company’s benchmark results. The Company is a publicly traded venture capital fund that invests primarily in private and micro cap technology companies. The S&P 500 Index and the NASDAQ Composite Index are both indices of publicly traded large capitalization companies, with performance predominantly driven by the largest companies in the index. Nevertheless, we do not believe there is currently a widely accessible and generally accepted index that tracks publicly traded venture capital funds. When compared to the S&P 500 Index and the NASDAQ Composite Index, we have underperformed those broad market indices because equity securities of the private companies in our portfolio have not appreciated substantially during the recent bull market for publicly traded stocks.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2017	AS OF DECEMBER 31, 2016
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$33,014,039 *	$66,336,448	*
Affiliated investments at acquisition cost	24,035,159	11,898,906
Controlled investments at acquisition cost	117,890,661	96,551,795
Total acquisition cost	$174,939,859	$174,787,149
Unaffiliated investments at market value	$40,191,055 *	$51,202,592	*
Affiliated investments at market value	24,656,252	10,410,045
Controlled investments at market value	109,992,218	85,918,212
Total market value ** (Note 6)	174,839,525	147,530,849
Cash	110,077	1,934,247
Receivable from dividends and interest	1,794,003	820,824
Other assets	27,985	28,513
Total Assets	176,771,590	150,314,433
LIABILITIES
Payable for securities purchased	—	395,532
Incentive fees payable (Note 4)	1,691,040	—
Payable to affiliates (Note 4)	879,085	796,533
Consulting fee payable	21,000	27,250
Accrued expenses and other payables	186,876	182,727
Total Liabilities	2,778,001	1,402,042
NET ASSETS	$173,993,589	$148,912,391
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,302	$7,431
Paid-in-capital	180,772,769	184,698,313
Accumulated net investment loss	(1,691,040)	—
Accumulated net realized loss from security transactions	(4,995,108)	(8,537,053)
Net unrealized depreciation on investments and warrants transactions	(100,334)	(27,256,300)
NET ASSETS	$173,993,589	$148,912,391
Shares of Common Stock outstanding	7,302,146	7,430,697
Net asset value per share (Note 2)	$23.83	$20.04

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/17 and 12/31/16 were 1.14% and 0.35%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/ summary/316175504 for additional information.

**	Includes warrants whose primary exposure is equity risk.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
INVESTMENT INCOME
Unaffiliated dividends	$24,180	$28,213	$148,000
Unaffiliated interest	1,522	19,133	21,381
Affiliated/controlled interest	1,540,089	830,677	1,895,384
Royalty income	—	—	35,977
TOTAL INVESTMENT INCOME	1,565,791	878,023	2,100,742
EXPENSES
Investment advisory fees (Note 4)	2,975,982	3,281,617	3,826,904
Administration fees	187,846	165,024	150,861
Custody fees	22,152	11,334	15,363
Transfer agent fees	33,017	27,283	35,225
Registration and filing fees	23,100	23,100	23,000
Professional fees	535,293	779,689	668,836
Printing fees	195,892	40,835	121,631
Trustees fees	137,500	100,000	100,000
Compliance fees	107,640	188,569	—
Miscellaneous fees	174,670	96,075	85,675
TOTAL GROSS EXPENSES	4,393,092	4,713,526	5,027,495
Incentive fee adjustments (Note 4)	1,691,040	—	(2,478,204)
TOTAL NET EXPENSES	6,084,132	4,713,526	2,549,291
NET INVESTMENT LOSS	(4,518,341)	(3,835,503)	(448,549)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions
Affiliated/controlled	5,058,105	(3,035,229)	—
Non-affiliated and other assets	(1,516,161)	(3,132,110)	(2,822,722)
Net realized gains from written option transactions (1)	—	—	624,994
Net change in unrealized appreciation (depreciation) on investments	19,408,570	1,088,815	(13,582,787)
Net change in unrealized appreciation (depreciation) on affiliated/controlled investments	1,138,114	(20,524,969)	2,003,664
Net change in unrealized appreciation (depreciation) on affiliated/controlled warrants investments (1)	6,609,282	4,777,442	74,700
Net Realized and Unrealized Gain (Losses) on Investments	30,697,910	(20,826,051)	(13,702,151)
Net Increase (Decrease) In Net Assets Resulting From Operations	$26,179,569	$(24,661,554)	$(14,150,700)

Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$3.59	$(3.26)	$(1.82)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2017 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
Semiconductor Equipment	29.6%	18.1%
Advanced Materials	13.9%	9.1%
Medical Devices	12.1%	19.2%
Networking	9.3%	7.4%
Consumer Electronics	8.4%	6.5%
Mobile Computing	6.9%	4.9%
Automotive	6.2%	7.0%
Cloud Computing	4.9%	5.7%
Intellectusl Property	3.5%	4.1%
Equipment Leasing	2.3%	2.7%
Aerospace	1.2%	0.4%

continued	December 31, 2017	December 31, 2016
Semiconductor	1.2%	0.3%
Renewable Energys	0.0%	2.4%
Advertising Technology	0.0%	6.9%
Other Electronics	0.0%	0.9%
Computer Storage	0.0%	0.1%
Water Purification	0.0%	0.0%
Software	0.0%	0.2%
Exchange-Traded/Money Market Funds	1.0%	3.2%
(Liabilities)/Other Assets	(0.5%)	0.9%
Net Assets	100.0%	100.0%

Certain trends in the technology industry may have an impact on the portfolio in coming quarters. In particular, the semiconductor industry, which has historically been a highly cyclical industry, has enjoyed a period of strong growth over the past several years. Given the substantial weighting of semiconductor investments in the current portfolio, the Fund will be sensitive to changes in this industry. Fund performance may also be impacted by the speed of adoption of certain new technologies, including, but not limited to: electric drivetrains for trucks, electron intra-operative radiation for cancer treatment, micro-LEDs, hyperconverged networking equipment, and streaming video.

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2017, December 31, 2016, and December 31, 2015.

INVESTMENT INCOME

For the year ended December 31, 2017, we had investment income of $1,565,791 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, QMAT, and Telepathy Investors.

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

The higher level of investment income in the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to increasing principal amounts on notes issued by IntraOp, QMAT, Revasum and SVXR.

The lower level of investment income in the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to notes with Silicon Genesis being converted into equity in 2016.

OPERATING EXPENSES

Operating expenses totaled approximately $6,084,132 during the year ended December 31, 2017, $4,713,526 during the year ended December 31, 2016 and $2,549,291 during the year ended December 31, 2015.

Significant components of operating expenses for the year ended December 31, 2017, were a management fee expense of $2,975,982, professional fees (audit, legal, accounting, and consulting) of $535,293, and incentive fees (which was accrued but is not payable until gains in the portfolio are realized) of $1,691,040. Significant components of operating expenses for the year ended December 31, 2016, were a management fee expense of $3,281,617 and professional fees (audit, legal, accounting, and consulting) of $779,689. Significant components of operating expenses for the year ended December 31, 2015, were an incentive fee adjustment (which was accrued but is not payable until gains in the portfolio are realized) of $(2,478,204), management fee expense of $3,826,904 and professional fees (audit, legal, accounting, and consulting) of $668,836.

The higher level of operating expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily attributable to the incentive fee accrual in 2017, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

The higher level of operating expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributable to the incentive fee adjustment in 2015, which is a quarterly adjustment based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT LOSS

The net investment loss was $4,518,341 for the year ended December 31, 2017, $3,835,503 for the year ended December 31, 2016 and $448,549 for the year ended December 31, 2015.

The greater net investment loss in the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to the accrual of an incentive fee in 2017 which was accrued but is not payable until gains in the portfolio are realized.

The greater net investment loss in the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to the adjustment in an incentive fee in 2015 which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, is shown below.

Year Ended December 31, 2017
Realized gains	$3,541,944
Net change in unrealized depreciation on investments	$27,155,966
Net realized and unrealized gain on investments	$30,697,910

As of December 31, 2017
Gross unrealized appreciation on portfolio investments	$44,878,771
Gross unrealized depreciation on portfolio investments	$(44,979,105)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(100,334)

Year Ended December 31, 2016
Realized losses	$(6,167,339)
Net change in unrealized depreciation on investments	$(14,658,712)
Net realized and unrealized loss on investments	$(20,826,051)

As of December 31, 2016
Gross unrealized appreciation on portfolio investments	$13,265,628
Gross unrealized depreciation on portfolio investments	$(40,521,928)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(27,256,300)

Year Ended December 31, 2015
Realized losses	$(2,197,728)
Net change in unrealized depreciation on investments	$(11,504,423)
Net realized and unrealized loss on investments	$(13,702,151)

As of December 31, 2015
Gross unrealized appreciation on portfolio investments	$16,224,066
Gross unrealized depreciation on portfolio investments	$(28,821,654)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(12,597,588)

During the year ended December 31, 2017, we recognized net realized gains of approximately $3,541,944 from the sale of investments. Realized gains were higher compared to the loss in 2016 due to the buyout of our Gilt Groupe position and the sale of our Invensense common stock in 2016 which created realized losses in 2016.

During the year ended December 31, 2017, net unrealized depreciation on total investments decreased by $27,155,966. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decrease in unrealized depreciation on total investments during the year is due primarily to the increase in value of our investments, most notably, Pivotal, QMAT, Revasum, Nutanix, Roku and Phunware.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2017, net increase in net assets resulting from operations totaled $26,179,569 and basic and fully diluted net change in net assets per share for the year ended December 31, 2017 was $3.59.

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

The greater increase in net assets resulting from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016, is due primarily to increases in security valuations, most notably, Pivotal, QMAT, Revasum, Nutanix, Roku and Phunware.

The greater decline in net assets resulting from operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015, is due primarily to decreases in security valuations, most notably, Turn, Aliphcom, Sunrun, QMAT and Telepathy Investors.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from sales or liquidation proceeds of our investments. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities over the next twelve months.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2017, 2016, and 2015, our operating expenses were $4,393,092, $4,713,526, and $5,027,495, respectively.

For the year ended December 31, 2017, our total cash reserves and liquid securities increased approximately 65%, primarily due to the restriction being removed from one of the portfolio investments. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

During the year ended December 31, 2017, cash and cash equivalents decreased to $1,815,452 at the end of the year, from $6,682,097 at the beginning of the year. The decrease in cash and cash equivalents primarily resulted from our operating expenses and the stock buyback we initiated in November 2017.

At December 31, 2017, we had investments in public and private securities totaling approximately $174.8 million. Also, at December 31, 2017, we had approximately $0.1 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2017, net assets totaled approximately $174.0 million, with an NAV per share of $23.83. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2017, we had investments in the following private companies:

Aliphcom, Inc.

Aliphcom, Inc. (“Aliphcom”), San Francisco, California, designs and markets consumer electronics products under the Jawbone brand.

At December 31, 2017, our investment in Aliphcom consisted of 2,128,005 shares of common stock with an aggregate fair value of approximately $0.

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2017, our investment in EQX consisted of 4,000,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $4.0 million.

Hera Systems, Inc.

Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2017, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 2,039,203 shares of Series B preferred stock and 6,914,922 shares of Series B warrants with an aggregate fair value of approximately $2.1 million.

Hightail, Inc.

Hightail, Inc. (“Hightail”), Campbell, California, provides services that enable users to share large files via “the cloud” — offsite data storage that users access remotely.

At December 31, 2017, our investments in Hightail consisted of 2,268,602 shares of Series E preferred stock with an aggregate fair value of approximately $8.6 million.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2017, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,500,000 par value convertible note and a $1,000,000 par value convertible note with a combined aggregate fair value of approximately $21.0 million.

Phunware, Inc.

Phunware, Inc. (“Phunware”), Austin, Texas, is a software company that develops tools and services to enable mobile computing applications.

At December 31, 2017, our investments in Phunware consisted of 3,257,328 shares of Series E preferred stock with an aggregate fair value of approximately $12.0 million.

Pivotal Systems Corp.

Pivotal Systems, Corporation (“Pivotal Systems”), Fremont, California, provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2017, our investment in Pivotal Systems consisted of 11,914,217 shares of Series A preferred stock, 13,065,236 shares of Series B preferred stock, 2,291,260 shares of Series C preferred stock, 6,237,978 shares of Series D preferred stock, a warrant to purchase 18,180,475 shares of Class B common stock and a warrant to purchase 4,158,654 shares of Series D preferred stock with a combined fair value of approximately $34.7 million.

QMAT, Inc.

QMAT, Inc. (“QMAT”), Santa Clara, California, is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2017, our investment in QMAT consisted of 16,000,240 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock, warrants to purchase up to 2,000,000 shares of Series A preferred stock, and $2,745,485 par value convertible note with a combined fair value of approximately $23.4 million.

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2017, our investment in Revasum consisted of 10,000 shares of common stock, 2,200,000 shares of Series Seed preferred stock, 441,998 shares of Series A preferred stock, 313,719 shares of Series B preferred stock and a $1,000,000 par value term note with an aggregate fair value of approximately $14.8 million

Rorus, Inc.

Rorus, Inc., (“Rorus”),Pittsburgh, Pennsylvania, designs portable and household water filters designed to disinfect and purify water.

At December 31, 2017, our investment in Rorus consisted of a $50,000 par value convertible note with an aggregate fair value of approximately $0.

Silicon Genesis Corp.

Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2017, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 8,037,982 shares of common stock with a combined fair value of approximately $6.1 million.

SVXR, Inc.

SVXR, Inc. (“SVXR”), San Jose, California, is an X-ray inspection tool manufacturer whose products are used for inline product monitoring, defect detection, and metrology.

At December 31, 2017, our investment in SVXR consisted of 2,013,491 shares of Series A preferred stock, and a $1,000,000 par value convertible note with a combined fair value of approximately $2.0 million.

Telepathy Investors, Inc.

Telepathy Investors, Inc. (“Telepathy”), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2017, our investment in Telepathy consisted of 15,238,000 shares of Series A preferred stock, a $2,000,000 par value convertible note, a $500,000 par value convertible note, a $500,000 par value convertible note, a $300,000 par value convertible note, a $300,000 par value convertible note and a $150,000 par value convertible note with a combined fair value of approximately $1.5 million.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2017, our investments in UCT consisted of 1,500,000 shares of common stock and warrants to purchase 2,283 shares of common stock, with a combined fair value of approximately $922 thousand.

Vufine, Inc.

Vufine, Inc. (“Vufine”), Sunnyvale, CA, is developing a wearable high-definition display that clips on to existing eyewear.

At December 31, 2017, our investment in Vufine consisted of 22,500,000 shares of Series A preferred stock, 750,000 shares of common stock, a $250,000 par value convertible note and a $1,500,000 par value convertible note with a combined aggregate fair value of approximately $1.4 million.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2017, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock, 1,100,978 shares of Series D preferred stock, 450,814 shares of Series E preferred stock, 90,707 shares of Series F preferred stock, and a warrant to purchase 18,141 shares of Series F preferred stock with a combined fair value of approximately $10.7 million.

PUBLIC INVESTMENTS

At December 31, 2017, we had investments in the following public securities:

Nutanix, Inc.

Nutanix, Inc. (“Nutanix”), San Jose, CA, provides “hyperconverged” data center equipment that merges computing, storage, and networking capabilities in a single piece of equipment.

At December 31, 2017, our investment in Nutanix consisted of 458,772 shares of common stock with an aggregate market value of approximately $16.2 million.

Quicklogic Corp.

QuickLogic Corp. (“QuickLogic”) (NASDAQ: QUIK), Sunnyvale, CA, designs and markets system-on-a-chip (“SOC”) semiconductor solutions for smartphones, wearable and “Internet-of-things” devices, and other applications.

At December 31, 2017, our investment in Quicklogic consisted of 1,200,000 shares of common stock with a market value of approximately $2.1 million.

Roku, Inc.

Roku, Inc. (“Roku”), Saratoga, CA, makes Internet streaming devices and software that enable consumers to access streaming content on their televisions.

At December 31, 2017, our investment in Roku consisted of 250,000 shares of restricted common stock with an aggregate fair value of approximately $11.7 million.

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2017, our investment in Money Market consisted of 1,705,375 shares of the money market fund with a market value of approximately $1.7 million.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2017, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $5.0 million. Since that date, we have sold public securities with an aggregate value of approximately $1.5 million and private securities with an aggregate value of approximately $3.2 million.

On February 14, 2018, OpenText Corp. announced that it had purchased Hightail, Inc., a portfolio holding since 2014. We currently anticipate receiving between $5 and $6 million in proceeds from this transaction.

On March 12, 2018, Pivotal Systems announced it has engaged two investment banks for the purpose of exploring a 2018 listing on the Australian Securities Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

Firsthand Technology Value Fund, Inc.
San Jose, California

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the financial highlights (consolidated for the years ended December 31, 2017, 2016, and 2015) for each of the years in the five-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2017, and the financial highlights for each of the years in the five-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2018 expressed an unqualified opinion.

EMPHASIS OF MATTER

As explained in Note 6, the financial statements include investments valued at $154,860,674 (89.00% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the Company’s auditor since 1997.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 by correspondence with the custodian, portfolio companies and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
March 15, 2018

See accompanying notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

Firsthand Technology Value Fund, Inc.
San Jose, California

OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the financial highlights (consolidated for the years ended December 31, 2017, 2016 and 2015) for each of the years in the five-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March 15, 2018 expressed an unqualified opinion.

BASIS FOR OPINION

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the Company’s auditor since 1997.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

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

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
March 15, 2018

See accompanying notes to financial statements

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2017	AS OF DECEMBER 31, 2016
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$33,014,039 *	$66,336,448	*
Affiliated investments at acquisition cost	24,035,159	11,898,906
Controlled investments at acquisition cost	117,890,661	96,551,795
Total acquisition cost	$174,939,859	$174,787,149
Unaffiliated investments at market value	$40,191,055 *	$51,202,592	*
Affiliated investments at market value	24,656,252	10,410,045
Controlled investments at market value	109,992,218	85,918,212
Total market value ** (Note 6)	174,839,525	147,530,849
Cash	110,077	1,934,247
Receivable from dividends and interest	1,794,003	820,824
Other assets	27,985	28,513
Total Assets	176,771,590	150,314,433
LIABILITIES
Payable for securities purchased	—	395,532
Incentive fees payable (Note 4)	1,691,040	—
Payable to affiliates (Note 4)	879,085	796,533
Consulting fee payable	21,000	27,250
Accrued expenses and other payables	186,876	182,727
Total Liabilities	2,778,001	1,402,042
NET ASSETS	$173,993,589	$148,912,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,302	$7,431
Paid-in-capital	180,772,769	184,698,313
Accumulated net investment loss	(1,691,040)	—
Accumulated net realized loss from security transactions	(4,995,108)	(8,537,053)
Net unrealized depreciation on investments and warrants transactions	(100,334)	(27,256,300)
NET ASSETS	$173,993,589	$148,912,391
Shares of Common Stock outstanding	7,302,146	7,430,697
Net asset value per share (Note 2)	$23.83	$20.04

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/17 and 12/31/16 were 1.14% and 0.35%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/ summary/316175504 for additional information.

**	Includes warrants whose primary exposure is equity risk.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.
Consolidated Schedule of Investments
DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock*(1)(7)	08/20/13	2,128,005	$10,108,024	$0
Consumer Electronics

EQX CAPITAL, INC.	Common Stock*(1)(2)(7)	06/10/16	100,000	20,000	44,810
(2.3%)	Preferred Stock - Series A *(1)(2)(7)	06/10/16	4,000,000	4,000,000	3,975,200
Equipment Leasing
					4,020,010

HERA SYSTEMS, INC.	Preferred Stock - Series A*(1)(2)(7)	09/18/15	3,642,324	2,000,000	154,799
(1.2%)	Preferred Stock - Series B*(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
Aerospace	Preferred Stock Warrants - Series B*(1)(2)(7)	08/07/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B*(1)(2)(7)	09/28/17	700,000	0	155,540
					2,144,610

HIGHTAIL, INC. (4.9%) Cloud Computing	Preferred Stock - Series E *(1)(4)(7)	03/27/14	2,268,602	9,620,188	8,561,704

INTRAOP MEDICAL CORP. (12.1%) Medical Devices	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	05/31/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	09/28/17	1,500,000	1,500,000	1,500,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	07/13/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	07/08/14	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)(7)	07/12/13	26,856,187	26,299,938	11,479,677
	Term Note (1)(2) Matures February 2020 Interest Rate 8%	02/10/17	2,000,000	2,000,000	2,000,000
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 8%	02/28/14	3,000,000	3,000,000	3,000,000
					20,979,677

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
NUTANIX, INC. (9.3%) Networking	Common Stock*	05/15/15 - 08/23/16	458,772	$7,358,112	$16,185,476
PHUNWARE, INC. (6.9%) Mobile Computing	Preferred Stock - Series E*(1)(3)(7)	03/14/14	3,257,328	9,999,997	12,018,563

PIVOTAL SYSTEMS CORP. (19.9%)	Common Stock Warrants - Class B*(1)(2)(7)	02/12/16	18,180,475	0	8,741,172
Semiconductor Equipment	Preferred Stock Warrants - Series D*(1)(2)(7)	09/02/16	4,158,654	0	618,392
	Preferred Stock - Series A*(1)(2)(7)	11/28/12 - 04/30/14	11,914,217	6,000,048	8,453,614
	Preferred Stock - Series B*(1)(2)(7)	04/30/14	13,065,236	6,321,482	9,270,308
	Preferred Stock - Series C*(1)(2)(7)	12/31/14	2,291,260	2,657,862	2,560,254
	Preferred Stock - Series D*(1)(2)(7)	09/02/16	6,237,978	3,975,801	5,009,720
					34,653,460

QMAT, INC. (13.4%)	Preferred Stock - Series A*(1)(2)(7)	12/14/12 - 04/28/16	16,000,240	16,000,240	17,394,341
Advanced Materials	Preferred Stock - Series B*(1)(2) (7)	09/28/16 - 11/07/16	2,000,000	2,000,000	2,132,600
	Preferred Stock Warrants - Series A*(1)(2)	12/14/12	2,000,000	0	1,086,600
	Convertible Note Matures March 2019 Interest Rate 8% (1)(2)(7)	12/29/17	2,745,485	2,745,485	2,745,485
					23,359,026

QUICKLOGIC CORP. (1.2%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	1,859,835	2,088,000
Semiconductors
REVASUM, INC. (8.5%) Semiconductor	Preferred Stock - Series B (1)(2)(7)(8)	10/27/17 - 12/20/17	313,719	2,550,033	2,550,033
Equipment	Common Stock*(1)(2)(7)	11/14/16	10,000	1,000	29,908
	Preferred Stock - Series A*(1)(2)(7)	03/01/17	441,998	1,999,997	2,256,355
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 5%	03/01/17	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series Seed* (1)(2)(7)	11/14/16	2,200,000	7,284,145	8,966,760
					14,803,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ROKU, INC. (6.7%)	Common Stock*(1)(7)	05/26/15 - 08/06/15	250,000	$2,312,500	$11,650,500
Consumer Electronics

RORUS, INC. (0.0%)Water Purification	Convertible Note (1)(7) Matures June 2021 Interest Rate 2%	10/04/16	50,000	50,000	0

SILICON GENESIS CORP.	Common Stock*(1)(2)(7)	04/18/11	921,892	169,045	16,871
(3.5%)	Common Stock Warrants*(1)(2)(7)	04/18/11	5,000,000	0	11,000
Intellectual Property	Common Stock Warrants*(1)(2)(7)	10/13/11	37,982	6,678	357
	Common Stock Warrants*(1)(2)(7)	02/06/12	3,000,000	0	6,600
	Preferred Stock - Series 1-C*(1)(2)(7)	04/18/11	82,914	109,518	74,258
	Preferred Stock - Series 1-D*(1)(2)(7)	04/18/11	850,830	431,901	205,646
	Preferred Stock - Series 1-E*(1)(2)(7)	04/18/11	5,704,480	2,459,808	2,063,310
	Preferred Stock - Series 1-F*(1)(2)(7)	04/18/11	912,453	475,674	456,318
	Preferred Stock - Series
	1-G*(1)(2)(5)(7)	03/10/16	48,370,793	4,583,405	3,023,658
	Preferred Stock - Series 1-H*(1)(2)(7)	03/10/16	837,942	946,502	236,551
					6,094,569

SVXR, INC. (1.2%)	Preferred Stock - Series A*(1)(3)(7)	01/11/17	2,013,491	1,000,000	1,000,000
Semiconductor Equipment	Convertible Note (1)(2)(7) Matures December 2018 Interest Rate 10% (1)(2)(7)	12/21/17	1,000,000	1,000,000	1,000,000
					2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (0.9%) Consumer Electronics	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	01/29/16	300,000	$300,000	$45,321
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	04/20/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	06/21/16	150,000	150,000	22,661
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	12/13/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	06/23/15	2,000,000	2,000,000	302,140
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	05/03/17	300,000	300,000	45,321
	Preferred Stock - Series A*(1)(2)(7)	07/29/14	15,238,000	3,999,999	937,137
					1,503,650

UCT COATINGS, INC.	Common Stock*(1)(3)(7)	04/18/11	1,500,000	662,235	922,050
(0.5%)	Common Stock Warrants*(1)(3)(7)	04/18/11	2,283	67	4
Advanced Materials
					922,054
VUFINE, INC. (0.8%)	Common Stock*(1)(2)(7)	02/26/15	750,000	15,000	0
Consumer Electronics	Convertible Note (1)(2)(7) Matures July 2019 Interest Rate 6%	07/10/17	1,500,000	1,500,000	1,229,280
	Preferred Stock - Series A*(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
	Convertible Note (1)(2)(7) Matures October 2019 Interest Rate 12%	10/16/17	250,000	250,000	204,880
					1,434,160
WRIGHTSPEED, INC.	Preferred Stock - Series C*(1)(3)(4)(7)	04/11/13	2,267,659	6,837,983	5,704,296
(6.2%)	Preferred Stock - Series D *(1)(3)(7)	12/15/14	1,100,978	3,375,887	3,161,018
Automotive	Preferred Stock - Series E *(1)(3)(7)	07/10/15	450,814	1,658,996	1,350,323
	Preferred Stock - Series F *(1)(3)(7)	08/31/17	90,707	499,995	471,295
	Preferred Stock Warrants -	08/31/17
	Series F*(1)(3)(7)		18,141	0	28,703
					10,715,635

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (1.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	Various	1,705,375	$1,705,375	$1,705,375

TOTAL INVESTMENTS (Cost $174,939,859)— 100.5%					174,839,525

LIABILITIES IN EXCESS OF OTHER ASSETS — (0.5)%					(845,936)

NET ASSETS — 100.0%
					$173,993,589

*	Non-income producing security.

(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At December 31, 2017, we held $154,860,674 (or 89.0% of net assets) in restricted securities (see Note 2).

(2)	Controlled Investments.
(3)	Affiliated issuer.

(4)	A portion represents position held in Firsthand Holdings, Ltd. (see Note 1).

(5)	A portion represents position held in Firsthand Development, Ltd. (see Note 1).

(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(7)	Fair Value Level 3 Security.

(8)	A portion represents position held in Firsthand Investments, Ltd. (see Note 1).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Schedule of Investments

DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.9%)	Common Stock *(1)	2,128,005	$10,108,024	$1,339,366
Consumer Electronics
CLOUDERA, INC. (0.2%)	Common Stock *(1)	20,000	580,000	245,466
Software

EQX CAPITAL, INC. (2.7%)	Preferred Stock - Series A *(1)(2)	4,000,000	4,000,000	3,975,600
Equipment Leasing	Common Stock *(1)(2)	100,000	20,000	44,430
				4,020,030

HERA SYSTEMS, INC. (0.4%) Aerospace	Term Note (1)(2) Matures May 2017 Interest Rate 3%	41,208	41,208	41,208
	Preferred Stock - Series A (1)(2)	3,642,324	2,000,000	445,456
	Convertible Note (1)(2) Matures August 2017 Interest Rate 6%	30,000	30,000	30,000
				516,664

HIGHTAIL, INC. (5.7%) Cloud Computing	Preferred Stock - Series E *(1)(4)	2,268,602	9,620,188	8,550,361
INTEVAC, INC. (0.9%) Other Electronics	Common Stock *	163,883	1,828,934	1,401,200

INTRAOP MEDICAL CORP. (19.2%) Medical Devices	Term Note (1)(2) Matures February 2017 Interest Rate 8%	3,000,000	3,000,000	3,000,000

	Convertible Note (1)(2) Matures July 2017 Interest Rate 15%	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)	26,856,187	26,299,938	24,511,642
				28,511,642
NUTANIX, INC. (7.4%) Networking	Common Stock *(1)	459,772	7,376,112	10,990,390
PHUNWARE, INC. (4.9%) Mobile Computing	Preferred Stock - Series E *(1)	3,257,328	9,999,997	7,365,796

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
				6,168,986

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES	COST BASIS	VALUE
SUNRUN, INC. (2.4%)	Common Stock *	674,820	$6,417,495	$3,583,294
Renewable Energy

TELEPATHY INVESTORS, INC. (2.7%) Consumer Electronics	Convertible Note (1)(2) Matures June 2018 Interest Rate 10%	500,000	500,000	277,335
	Preferred Stock - Series A *(1)(2)	15,238,000	3,999,999	2,096,749
	Convertible Note (1)(2) Matures June 2017 Interest Rate 10%	2,000,000	2,000,000	1,109,340
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	300,000	300,000	166,401
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	500,000	500,000	277,335
	Convertible Note (1)(2) Matures January 2018 Interest Rate 10%	150,000	150,000	83,201
				4,010,361
TURN INC. (6.9%)	Preferred Stock - Series E *(1)(5)	1,798,562	11,339,911	9,757,918
Advertising Technology	Convertible Note (1) Matures March 2023 Interest Rate 1.48%	559,360	559,360	559,360
				10,317,278

UCT COATINGS, INC. (0.3%)	Common Stock Warrants *(1)	2,283	67	1
Advanced Materials	Common Stock *(1)	1,500,000	662,235	394,200
				394,201
VUFINE, INC. (1.8%)	Common Stock *(1)(2)	750,000	15,000	14,325
Consumer Electronics	Preferred Stock - Series A *(1)(2)	22,500,000	2,250,000	1,656,000
	Convertible Note (1)(2) Matures September 2017 Interest Rate 6%	1,000,000	1,000,000	1,000,000
				2,670,325

WRIGHTSPEED, INC. (7.0%)	Preferred Stock - Series C *(1)(3)(4)	2,267,659	6,864,023	5,811,783
Automotive	Preferred Stock - Series D *(1)(3)	1,100,978	3,375,887	3,221,792
	Preferred Stock - Series E *(1)(3)	450,814	1,658,996	1,376,470
				10,410,045

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2016

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EXCHANGE TRADED FUNDS (3.2%)	iShares Short Treasury Bond ETF	21,500	$2,371,613	$2,371,450
	SPDR Bloomberg Barclays 1-3 Month T-Bill ETF	52,000	2,378,480	2,376,400
				4,747,850

TOTAL INVESTMENTS (Cost $174,787,149) —99.1%				147,530,849
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.9%				1,381,542

NET ASSETS — 100.0%				$148,912,391

*	Non-income producing security.

(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see note 3). (2) Controlled investments.

(3)	Affiliated issuer.

(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).

(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).

ETF	Exchange Traded Fund

SPDR	Standard & Poor’s Depositary Receipt

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
INVESTMENT INCOME
Unaffiliated dividends	$24,180	$28,213	$148,000
Unaffiliated interest	1,522	19,133	21,381
Affiliated/controlled interest	1,540,089	830,677	1,895,384
Royalty income	—	—	35,977
TOTAL INVESTMENT INCOME	1,565,791	878,023	2,100,742
EXPENSES
Investment advisory fees (Note 4)	2,975,982	3,281,617	3,826,904
Administration fees	187,846	165,024	150,861
Custody fees	22,152	11,334	15,363
Transfer agent fees	33,017	27,283	35,225
Registration and filing fees	23,100	23,100	23,000
Professional fees	535,293	779,689	668,836
Printing fees	195,892	40,835	121,631
Trustees fees	137,500	100,000	100,000
Compliance fees	107,640	188,569	—
Miscellaneous fees	174,670	96,075	85,675
TOTAL GROSS EXPENSES	4,393,092	4,713,526	5,027,495
Incentive fee adjustments (Note 4)	1,691,040	—	(2,478,204)
TOTAL NET EXPENSES	6,084,132	4,713,526	2,549,291
NET INVESTMENT LOSS	(4,518,341)	(3,835,503)	(448,549)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions Affiliated/controlled	5,058,105	(3,035,229)	—
Non-affiliated and other assets	(1,516,161)	(3,132,110)	(2,822,722)
Net realized gains from written option transactions (1)	—	—	624,994
Net change in unrealized appreciation (depreciation) on investments	19,408,570	1,088,815	(13,582,787)
Net change in unrealized appreciation (depreciation) on affiliated/controlled investments	1,138,114	(20,524,969)	2,003,664
Net change in unrealized appreciation (depreciation) on affiliated/controlled warrants investments (1)	6,609,282	4,777,442	74,700
Net Realized and Unrealized Gain (Losses) on Investments	30,697,910	(20,826,051)	(13,702,151)
Net Increase (Decrease) In Net Assets Resulting From Operations	$26,179,569	$(24,661,554)	$(14,150,700)

Net Increase (Decrease) In Net Assets Per Share Resulting From
Operations (2)	$3.59	$(3.26)	$(1.82)

(1)	Primary exposure is equity risk.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$26,179,569	$(24,661,554)	$(14,150,700)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(30,958,618)	(76,522,603)	(40,491,729)
Proceeds from disposition of investments	34,282,019	80,015,681	48,643,893
Net purchases/sales from short-term investments	65,833	(1,171,203)	(1,500,000)
Net proceeds from written options	—	—	624,994
Proceeds from litigation claim	—	—	7,783
(Decrease) increase in dividends, interest, and reclaims receivable	(973,179)	2,615,902	(707,451)
(Decrease) increase in restricted cash	—	1,000,000	(1,000,000)
Increase (decrease) in payable for investment purchased	(395,532)	395,532	(38,253,718)
Increase (decrease) in payable to affiliates	82,552	(98,839)	(399,109)
Increaes (decrease) in incentive fees payable	1,691,040	—	(13,716,658)
(Decrease) increase in other assets	528	757,955	(756,475)
Increase (decrease) in accrued expenses and other payables	(2,101)	15,473	(249,814)
Net realized gain (loss) from investments	(3,541,944)	6,167,339	2,822,721
Net realized gain from written options	—	—	(624,994)
Net unrealized appreciation (depreciation) from investments, other
assets, and warrants transactions	(27,155,966)	14,658,712	11,504,423
Net cash provided by (used in) operating activities	(725,799)	3,172,395	(48,246,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(1,098,371)	(2,005,434)	(19,999,992)
Net cash (used in) financing activities	(1,098,371)	(2,005,434)	(19,999,992)
Net increase (decrease) in cash	(1,824,170)	1,166,961	(68,246,826)
Cash - beginning of year	1,934,247	767,286	69,014,110
Cash - end of year	$110,077	$1,934,247	$767,286

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
FROM OPERATIONS:
Net investment loss	$(4,518,341)	$(3,835,503)	$(448,549)
Net realized gains (losses) from security transactions, written options, and warrants transactions	3,541,944	(6,167,339)	(2,197,728)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions	27,155,966	(14,658,712)	(11,504,423)
Net increase (decrease) in net assets from operations	26,179,569	(24,661,554)	(14,150,700)

FROM CAPITAL SHARE TRANSACTIONS:
Value of shares repurchased	(1,098,371)	(2,005,434)	(19,999,992)
Net decrease in net assets from capital share transactions	(1,098,371)	(2,005,434)	(19,999,992)
TOTAL INCREASE (DECREASE) IN NET ASSETS	25,081,198	(26,666,988)	(34,150,692)

NET ASSETS:
Beginning of year	148,912,391	175,579,379	209,730,071
End of year	$173,993,589	$148,912,391	$175,579,379
Accumulated Net Investment Loss	$(1,691,040)	$—	$—

COMMON STOCK ACTIVITY:
Shares repurchased	(128,551)	(272,008)	(859,468)
Net decrease in shares outstanding	(128,551)	(272,008)	(859,468)
Shares outstanding, beginning of year	7,430,697	7,702,705	8,562,173
Shares outstanding, end of year	7,302,146	7,430,697	7,702,705

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights

Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013
Net asset value at beginning of period	$20.04		$22.79	$24.49		$28.32		$22.90
Income from investment operations:
Net investment loss	(0.62)		(0.52)	(0.06) (1)		(1.26)		(1.42)
Net realized and unrealized gains (losses) on investments	4.21		(2.76)	(1.78)		3.04		7.16
Total from investment operations	3.59		(3.28)	(1.84)		1.78		5.74
Distributions from:
Realized capital gains	—		—	—		(5.86)		(0.32)
Premiums from shares sold in offerings	—		—	—		—		—	(2)
Anti-dilutive effect from capital share transactions	0.20		0.53	0.14		0.25		—
Net asset value at end of year	$23.83		$20.04	$22.79		$24.49		$28.32
Market value at end of year	$8.96		$7.67	$8.17		$18.65		$23.17

Total return
Based on Net Asset Value	18.91%		(12.07)%	(6.94)%		12.54%		25.30%
Based on Market Value	16.82%		(6.12)%	(56.19)%		4.76%		34.61%

Net assets at end of year (millions)	$174.0		$148.9	$175.6		$209.7		$256.9
Ratio of total expenses to average net assets	4.13	%(3)	2.90%	1.36	% (3)	5.29	% (3)	6.52	% (3)
Ratio of total expenses to average net assets, excluding incentive fees	2.98%		2.90%	2.68%		3.12%		2.67%
Ratio of net investment loss to average net assets	(3.07)%		(2.36)%	(0.24)%		(4.31)%		(5.96)%
Portfolio turnover rate	22%		49%	22%		95%		17%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)	Amount includes the incentive fee. For the year ended December 31, 2017, the year ended December 31, 2015, the year ended December 31, 2014 and the year December 31, 2013, the ratio of the incentive fee to average net assets was 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements

DECEMBER 31, 2017

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at December 31, 2017, were $5,987,340 or 3.4% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at December 31, 2017, were $2,690,950 or 1.5% of the Company’s consolidated net assets. On November 10, 2017, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidary (as defined by the 1940 Act) of FVI named Firsthand Investments, Ltd. (“FIL”), a Cayman Islands corporation formed on November 15, 2017. The net assets of FIL at December 31, 2017, were $6,725,070 or 3.9% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, FDL, and FIL are presented in the report on a consolidated basis.

FHL, FDL, and FIL are all treated as controlled foreign corporations under the Internal Revenue Code and are not expected to be subject to U.S. federal income tax. FVI is treated as a U.S. shareholder of each of FHL, FDL, and FIL. As a result, FVI is required to include in gross income for U.S. federal tax purposes all of FHL, FDL, and FIL’s income, whether or not such income is distributed by FHL, FDL, or FIL. If a net loss is realized by FHL, FDL, or FIL, such loss is not generally available to offset the income earned by FVI.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On December 31, 2017, our financial statements include venture capital investments valued at approximately $143.2 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2017, we held $154,860,674 in restricted securities. At December 31, 2016, we held $137,264,865 in restricted securities.

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

DECEMBER 31, 2017

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

The Company had no option transactions for the years ended December 31, 2017, and December 31, 2016.

The average volume of the Company’s derivatives during the year ended December 31, 2017 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	7,060,230	—

The average volume of the Company’s derivatives during the year ended December 31, 2016 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	4,862,753	—

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2016, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2017, there was an incentive fee expensed for $1,691,040. As of December 31, 2016, there was an incetive fee expensed for $0. As of December 31, 2015, there was an incentive fee expensed for $(2,478,204).

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2017:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$922,050
Consumer Electronics	—	—	11,650,500
Equipment Leasing	—	—	44,810
Intellectual Property	—	—	16,871
Networking	16,185,476	—	—
Semiconductors	2,088,000	—	—
Semiconductor Equipment	—	—	29,908
Total Common Stocks	18,273,476	—	12,664,139
Preferred Stocks
Advanced Materials	—	—	19,526,941
Aerospace	—	—	608,114
Automotive	—	—	10,686,932
Cloud Computing	—	—	8,561,704
Consumer Electronics	—	—	937,137
Equipment Leasing	—	—	3,975,200
Intellectual Property	—	—	6,059,741
Medical Devices	—	—	11,479,677
Mobile Computing	—	—	12,018,563
Semiconductor Equipment	—	—	40,067,044
Total Preferred Stocks	—	—	113,921,053

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Asset Derivatives *
Equity Contracts	$—	$—	$12,029,324
Total Asset Derivatives	—	—	12,029,324
Convertible Notes
Advanced Materials	—	—	2,745,485
Consumer Electronics	—	—	2,000,673
Medical Devices	—	—	9,500,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	16,246,158
Mutual Funds	1,705,375	—	—
Total	$19,978,851	$—	$154,860,674

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of December 31, 2017.

The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2016:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$394,200
Computer Storage	158,340	—	—
Consumer Electronics	—	—	3,037,441
Equipment Leasing	—	—	44,430
Intellectual Property	—	—	14,750
Networking	—	—	10,990,390
Other Electronics	1,401,200	—	—
Renewable Energy	3,583,294	—	—
Semiconductor Equipment	—	—	7,524
Semiconductors	375,300	—	—
Software	—	—	245,466
Total Common Stocks	5,518,134	—	14,734,201

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Advanced Materials	$—	$—	$12,724,961
Advertising Technology	—	—	9,757,918
Aerospace	—	—	445,456
Automotive	—	—	10,410,045
Cloud Computing	—	—	8,550,361
Consumer Electronics	—	—	3,752,749
Equipment Leasing	—	—	3,975,600
Intellectual Property	—	—	6,137,917
Medical Devices	—	—	24,511,642
Mobile Computing	—	—	7,365,796
Semiconductor Equipment	—	—	21,883,997
Total Preferred Stocks	—	—	109,516,442
Asset Derivatives *
Equity Contracts	—	—	5,420,042
Total Asset Derivatives	—	—	5,420,042
Convertible Notes
Advertising Technology	—	—	559,360
Aerospace	—	—	71,208
Consumer Electronics	—	—	2,913,612
Medical Devices	—	—	4,000,000
Water Purification	—	—	50,000
Total Convertible Notes	—	—	7,594,180
Exchange-Traded Funds	4,747,850	—	—
Total	$10,265,984	$—	$137,264,865

*	Asset derivatives include warrants.

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

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT)OF LEVEL 3	BALANCE AS OF 12/31/17
Common Stocks
Advanced Materials	$394,200	$—	$—	$—	$527,850	$—	$922,050
Consumer Electronics	3,037,441	—	—	—	8,613,059	—	11,650,500
Equipment Leasing	44,430	—	—	—	380	—	44,810
Intellectual Property	14,750	—	—	—	2,121	—	16,871
Networking	10,990,390	—	—	—	(696,095)	(10,294,295)	—
Semiconductor Equipment	7,524	—	—	—	22,384	—	29,908
Software	245,466	—	(315,561)	(264,439)	334,534	—	—
Preferred Stocks
Advanced Materials	12,724,961	—	—	—	6,801,980	—	19,526,941
Advertising Technology	9,757,918	—	(12,355,330)	1,015,419	1,581,993	—	—
Aerospace	445,456	1,587,102	—	—	(1,424,444)	—	608,114
Automotive	10,410,045	1,029,175	(529,180)	—	(223,108)	—	10,686,932
Cloud Computing	8,550,361	—	—	—	11,343	—	8,561,704
Consumer Electronics	3,752,749	—	—	—	(2,815,612)	—	937,137
Equipment Leasing	3,975,600	—	—	—	(400)	—	3,975,200
Intellectual Property	6,137,917	—	(1,112,885)	—	1,034,709	—	6,059,741
Medical Devices	24,511,642	—	—	—	(13,031,965)	—	11,479,677
Mobile Computing	7,365,796	—	—	—	4,652,767	—	12,018,563
Semiconductor Equipment	21,883,997	12,284,175	(6,734,146)	5,084,145	7,548,873	—	40,067,044

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/17
Asset Derivatives
Equity Contracts	$5,420,042	$—	$—	$—	$6,609,282	$—	$12,029,324
Convertible Notes
Advanced Materials	—	4,595,485	(1,850,000)	—	—	—	2,745,485
Advertising Technology	559,360	—	(1,118,720)	559,360	—	—	—
Aerospace	71,208	405,000	(476,208)	—	—	—	—
Automotive	—	200,000	(200,000)	—	—	—	—
Consumer Electronics	2,913,612	2,550,000	(1,500,000)	—	(1,962,939)	—	2,000,673
Medical Devices	4,000,000	5,500,000	—	—	—	—	9,500,000
Semiconductor Equipment	—	2,000,000	—	—	—	—	2,000,000
Water Purification	50,000	—	—	—	(50,000)	—	—
Total	$137,264,865	$30,150,937	$(26,192,030)	$6,394,485	$17,536,712	$(10,294,295)	$154,860,674

(1)	The net change in unrealized depreciation from Level 3 instruments held as of December 31, 2017, was $17,425,619.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/16
Common Stocks
Advanced Materials	$203,901	$—	$—	$—	$190,299	$—	$394,200
Computer Storage	185,283	—	—	—	150,717	(336,000)	—
Consumer Electronics	6,171,863	1,000,000	—	—	(4,134,422)	—	3,037,441
Equipment Leasing	—	20,000	—	—	24,430	—	44,430
Intellectual Property	—	—	—	—	14,750	—	14,750
Internet	333,317	—	(689,999)	(8,426,224)	8,782,906	—	—
Networking	4,772,712	5,176,125	—	—	1,041,553	—	10,990,390
Renewable Energy	7,148,368	13,775	—	—	(7,162,143)	—	—
Semiconductor Equipment	—	1,000	—	—	6,524	—	7,524
Software	557,216	—	—	—	(311,750)	—	245,466

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/15	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/16
Preferred Stocks
Advanced Materials	$14,000,240	$7,500,000	$—	$—	$(8,775,279)	$—	$12,724,961
Advertising Technology	24,708,708	4,346,304	(40,091,196)	11,784,839	9,009,263	—	9,757,918
Aerospace	2,000,000	—	—	—	(1,554,544)	—	445,456
Automotive	12,928,943	4,779,956	(4,779,956)	864,024	(3,382,922)	—	10,410,045
Cloud Computing	9,999,998	2,705,790	(2,264,990)	(379,810)	(1,510,627)	—	8,550,361
Consumer Electronics	7,438,704	750,000	(5)	(2,124,069)	(2,311,881)	—	3,752,749
Equipment Leasing	—	4,000,000	—	—	(24,400)	—	3,975,600
Intellectual Property	—	12,251,478	(2,670,500)	(3,538,500)	95,439	—	6,137,917
Medical Devices	22,655,879	—	—	—	1,855,763	—	24,511,642
Mobile Computing	7,110,747	—	—	—	255,049	—	7,365,796
Semiconductor Equipment	23,370,825	6,175,801	—	—	(7,662,629)	—	21,883,997
Asset Derivatives
Equity Contracts	642,600	—	—	—	4,777,442	—	5,420,042
Convertible Notes
Advertising Technology	—	2,321,564	—	—	(1,762,204)	—	559,360
Aerospace	—	80,500	(8,792)	—	(500)	—	71,208
Consumer Electronics	2,000,000	3,560,000	(5)	(99,995)	(2,546,388)	—	2,913,612
Intellectual Property	3,630,383	—	(5,250,000)	(360,753)	1,980,370	—	—
Medical Devices	4,000,000	—	—	—	—	—	4,000,000

Semiconductor Equipment	—	2,940,462	(1,381,102)	—	(1,559,360)	—	—
Water Purification	—	50,000	—	—	—	—	50,000
Total	$153,859,687	$57,672,755	$(57,136,545)	$(2,280,488)	$(14,514,544)	$(336,000)	$137,264,865

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2016, was $(22,130,823).

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements:

	FAIR VALUE AT 12/31/17		VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$24.3	M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	9.7x - 10.7x (10.1x) 5 years (5 years) 50.0% (50%) 2.20% (2.20%) 90% - 100% (90%) 22.7% (22.7%)

Direct venture capital investments: Aerospace	$2.1	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.20% (2.20%)

Direct venture capital investments: Automotive	$10.7	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 1.98% (1.98%)

Direct venture capital investments: Cloud Computing	$8.6	M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	1.8x - 2.2x (2.0x) 2 years (2 years) 40.0% (40.0%) 1.89% (1.89%)

Direct venture capital investments: Consumer Electronics	$14.6	M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital(Cost) Option Pricing Model	Revenue Mulitple Going Concern Probability Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0.9x - 1.8x (1.4x) 30% - 100% (64%) 1 year - 5 years (3.0 years) 60.0% - 70.0% (65.1%) 1.75% - 2.2% (1.97%) 0.0% - 10.0% (8.0%)

Direct venture capital investments: Equipment Leasing	$4.0	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 2.2% (2.2%)

Direct venture capital investments: Intellectual Property	$6.1	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55% (55%) 2.2% (2.2%) 24.3% (24.3%) (-21.2%)

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

Continued	FAIR VALUE AT 12/31/17		VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Medical Devices	$21.0	M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.6x - 3.0x (2.8x) 4 years (4 years) 50.0% (50.0%) 2.09% (2.09%)
Direct venture capital investments: Mobile Computing	$12.0	M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	2 years (2 years) 60.0% (60.0%) 1.89% (1.89%) 50.0% (50.0%)
Direct venture capital investments: Semiconductor Equipment	$51.5	M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	2.9x - 3.4x (3.2x) 2 years - 5 years (3.0 years) 40.0% - 60.0% (52.5%) 1.89% - 2.20% (1.99%) 0.0% - 15.5% (2.8%)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements for 2016:

	FAIR VALUE AT 12/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$13.5M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	0.6x 5 years 55.0% 1.93% 31.90%
Direct venture capital investments: Advertising Technology	$10.3M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Expiration Volatility Risk-Free Rate	0.3x 2 years 55.0% 1.20%
Direct venture capital investments: Aerospace	$0.5M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Going Concern Probability Years to Expiration Volatility Risk-Free Rate Discount for Lack of Marketability	30% 5 years 60.0% 1.93% 25.8%
Direct venture capital investments: Automotive	$10.4M	Prior Transaction Analysis Option Pricing Model	Years to Expiration Volatility Risk-Free Rate	3 years 55.0% 1.47%

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

continued	FAIR VALUE AT 12/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital	$8.6M	Market Comparable	Revenue Multiple	1.3x - 1.5x
investments: Cloud		Companies	Years to Expiration	2 years
Computing		Prior Transaction	Volatility	40.0%
		Analysis	Risk-Free Rate	1.2%
		Option Pricing Model
Direct venture capital	$9.7M	Market Comparable	Revenue Mulitple	0.9x
investments: Consumer Electronics		Companies	IPO Exit Probability	75%
		Prior Transaction	Merger & Acquisition Probability	25%
		Analysis	Going Concern Probability	60% - 100%
		Probability-Weighted	Years to Expiration	1 year - 5 years
		Expected Return	Volatility	50.0% - 70.0%
		Invested Capital(Cost)	Risk-Free Rate	0.85% - 1.93%
		Option Pricing Model	Discount for Lack of Marketability	0.0% - 31.9%
Direct venture capital	$4.0M	Prior Transaction	Years to Expiration	5 years
investments: Equipment		Analysis	Volatility	50.0%
Leasing			Risk-Free Rate	1.93%
Direct venture capital	$6.2M	Prior Transaction	Years to Expiration	5 years
investments: Intellectual		Analysis	Volatility	55%
Property		Option Pricing Model	Risk-Free Rate	1.93%
			Discount for Lack of Marketability	31.9%
			Adjustment for Market Movement	(19.8%)
Direct venture capital	$28.5M	Market Comparable	Revenue Multiple	2.7x - 3.1x
investments: Medical		Companies	Years to Expiration	4 years
Devices		Prior Transaction	Volatility	50.0%
		Analysis	Risk-Free Rate	1.70%
		Option Pricing Model
Direct venture capital	$7.4M	Prior Transaction	Years to Expiration	2 years
investments: Mobile		Analysis	Volatility	60.0%
Computing		Option Pricing Model	Risk-Free Rate	1.20%
Direct venture capital	$11.0M	Prior Transaction	Discount for Lack of Marketability	10%
investments: Networking		Analysis
Direct venture capital	$26.9M	Prior Transaction	Years to Expiration	2 years - 5 years
investments: Semiconductor		Analysis	Volatility	50.0 - 55.0%
Equipment		Option Pricing Model	Risk-Free Rate	1.20% - 1.93%
			Discount for Lack of Marketability	0.0% - 20.80%

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

continued	FAIR VALUE AT 12/31/16	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital	$0.2M	Prior Transaction	Years to Expiration	1 year
investments: Software		Analysis	Volatility	55.0%
		Option Pricing Model	Risk-Free Rate	0.85%
Direct venture capital	$0.1M	Prior Transaction	Years to Expiration	5 years
investments: Water		Analysis	Volatility	40.0%
Purification		Option Pricing Model	Risk-Free Rate	1.93%

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

TAX TABLES

Reclassification of Capital Accounts

Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2017 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)
Firsthand Technology Value Fund	$(2,827,302)	$2,827,301	$1

As of December 31, 2017, the Fund utilized capital loss carry forwards for federal income tax purposes in the amount of $958,645.

Permanent book and tax differences resulted in reclassifications for the year ended December 31, 2016 as follows:

	INCREASE (DECREASE)
	Paid-in-Capital	Accumulated Net Investment Income (Loss)	Accumulated Net
Realized Gain (Loss)
Firsthand Technology Value Fund	$(3,835,503)	$3,835,503	$—

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

As of December 31, 2016, the Fund had short-term and long-term capital loss carryforwards for federal income tax purposes in the amounts of $(211,156) and $(747,488), respectively, which do not expire.

As of December 31, 2016, the Fund utilized capital loss carry forwards for federal income tax purposes in the amount of $2,004,970.

Components of Distributable Earnings as of 12/31/17

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Net Unrealized Appreciation (Depreciation)	$(5,341,142)
Long-Term Capital Gains	245,701
Other Temporary Differences	(1,691,040)
Total Distributable Earnings	$(6,786,481)

As of December 31, 2017, the Fund paid $245,701 of long-term capital gains.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Gross unrealized appreciation	$44,878,772
Gross unrealized depreciation	(50,219,914)
Net unrealized depreciation	$(5,341,142)
Federal income tax cost, Investments	$180,180,668

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2014, 2015, and 2016 remain open to federal and state audit. As of December 31, 2017, management has evaluated the application of these provisions to the Company, and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

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

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2017.

PURCHASES AND SALES
Purchases of investment securities	$30,958,618
Proceeds from sales and maturities of investment securities	$34,282,019

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

On November 10, 2017, the Board of Directors of the Fund approved a discretionary share purchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. As of December 31, 2017, the Fund had repurchased and retired 128,551 shares of stock at a total cost of approximately $1.1 million. The Fund had 7,302,146 shares outstanding as of December 31, 2017.

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2016, through December 31, 2017, is noted below:

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

AFFILIATE/CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
EQX, Inc. Common Stock*	$44,430	$-	$-	$-	$-	$380	$44,810	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,600	-	-	-	-	(400)	3,975,200	4,000,000
Hera Systems, Inc.Term Note*	41,208	-	70	41,208	-	-	-	-
Hera Systems, Inc. Series A Preferred*	445,456	-	-	-	-	(290,657)	154,799	3,642,324
Hera Systems, Inc. Convertible Note*	30,000	-	1,080	30,000	-	-	-	-
Hera Systems, Inc. Series B Preferred*	-	1,587,102	-	-	-	(1,133,787)	453,315	2,039,203
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	155,540	155,540	700,000
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	1,380,956	1,380,956	6,214,922
IntraOp Medical Corp. Series C Preferred*	24,511,642	-	-	-	-	(13,031,965)	11,479,677	26,856,187
IntraOp Medical Corp. Convertible Note*	1,000,000	-	258,935	-	-	-	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	-	1,000,000	88,356	-	-	-	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	-	1,500,000	58,562	-	-	-	1,500,000	1,500,000
IntraOp Medical Corp. Convertible Note*	-	1,000,000	70,685	-	-	-	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	-	240,000	-	-	-	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	-	2,000,000	142,466	-	-	-	2,000,000	2,000,000
Phunware, Inc., Preferred Stock Series E	7,365,796	-	-	-	-	4,652,767	12,018,563	3,257,328

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

AFFILIATE/CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
Pivotal Systems,Series A Preferred*	$6,370,532	$-	$-	$-	$-	$2,083,082	$8,453,614	11,914,217
Pivotal Systems,Series B Preferred*	6,985,982	-	-	-	-	2,284,326	9,270,308	13,065,236
Pivotal Systems,Series C Preferred*	2,273,159	-	-	-	-	287,095	2,560,254	2,291,260
Pivotal Systems,Series D Preferred*	4,060,924	-	-	-	-	948,796	5,009,720	6,237,978
Pivotal Systems,Series D Warrants*	284,036	-	-	-	-	334,356	618,392	4,158,654
Pivotal Systems,Common Stocks Warrants -Class B*	4,743,286	-	-	-	-	3,997,886	8,741,172	18,180,475
QMAT, Preferred Stock Series A*	10,724,961	-	-	-	-	6,669,380	17,394,341	16,000,240
QMAT, Preferred Stock Series B*	2,000,000	-	-	-	-	132,600	2,132,600	2,000,000
QMAT, Series A Warrant*	376,400	-	-	-	-	710,200	1,086,600	2,000,000
QMAT, Convertible Note*	-	2,745,485	1,805	-	-	-	2,745,485	2,745,485
Revasum, Term Note*	-	1,000,000	41,667	-	-	-	1,000,000	1,000,000
Revasum, Common Stock*	7,524	-	-	-	-	22,384	29,908	10,000
Revasum, Preferred Stock - Series Seed*	2,193,400	6,734,145	-	6,734,145	5,084,145	1,689,215	8,966,760	2,200,000
Revasum, Preferred Stock Series A*	-	1,999,996	-	-	-	256,359	2,256,355	441,998
Revasum, Preferred Stock Series B*	-	2,550,033	-	-	-	-	2,550,033	313,719
Silicon Genesis Corp., Common *	14,750	-	-	-	-	2,121	16,871	921,892
Silicon Genesis Corp., Common Warrants*	319	-	-	-	-	38	357	37,982
Silicon Genesis Corp., Common Warrants*	10,000	-	-	-	-	1,000	11,000	5,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

AFFILIATE/CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
Silicon Genesis Corp., Common Warrants*	$6,000	$-	$-	$-	$-	$600	$6,600	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	70,444	-	-	-	-	3,814	74,258	82,914
Silicon Genesis Corp., Series 1-D Preferred*	195,606	-	-	-	-	10,040	205,646	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,134,616	-	-	486,730	-	415,424	2,063,310	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	464,165	-	-	107,386	-	99,539	456,318	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,032,848	-	-	459,073	-	449,883	3,023,658	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	240,238	-	-	53,499	-	49,812	236,551	837,942
SVXR, Inc.Preferred Stock - Series A	-	1,000,000	-	-	-	-	1,000,000	2,013,491
SVXR, Inc., Convertible Note*	-	1,000,000	3,014	-	-	-	1,000,000	1,000,000
Telepathy Investors, Inc. Convertible Note*	1,109,340	-	237,933	-	-	(807,200)	302,140	2,000,000
Telepathy Investors, Inc. Convertible Note*	83,201	-	15,797	-	-	(60,540)	22,661	150,000
Telepathy Investors, Inc. Convertible Note*	277,335	-	50,260	-	-	(201,800)	75,535	500,000
Telepathy Investors, Inc. Convertible Note*	166,401	-	32,777	-	-	(121,080)	45,321	300,000
Telepathy Investors, Inc. Convertible Note*	-	300,000	20,250	-	-	(254,679)	45,321	300,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

AFFILIATE/CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
Telepathy Investors,Inc. Convertible Note*	$277,335	$—	$53,507	$—	$—	$(201,800)	$75,535	500,000
Telepathy Investors, Inc. Series A Preferred*	2,096,749	—	—	—	—	(1,159,612)	937,137	15,238,000
UCT Coatings, Inc. Common Stock	394,200	—	—	—	—	527,850	922,050	1,500,000
UCT Coatings, Inc. Common Stock Warrants	1	—	—	—	—	3	4	2,283
Vufine, Inc., Series A Preferred Stock*	1,656,000	—	—	—	—	(1,656,000)	—	22,500,000
Vufine, Inc., Convertible Note*Vufine, Inc.,	—	1,500,000	86,301	—	—	(270,720)	1,229,280	1,500,000
Common Stock*	14,325	—	—	—	—	(14,325)	—	750,000
Vufine, Inc., Convertible Note*	1,000,000	—	31,726	1,000,000	—	—	—	—
Vufine, Inc., Convertible Note*	—	250,000	6,329	—	—	(45,120)	204,880	250,000
Wrightspeed, Inc., Series C Preferred Stock	5,811,783	503,140	—	503,140	(26,040)	(81,447)	5,704,296	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,221,792	—	—	—	—	(60,774)	3,161,018	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,376,470	—	—	—	—	(26,147)	1,350,323	450,814
Wrightspeed, Inc., Series F Preferred Stock	—	499,994	—	—	—	(28,699)	471,295	90,707
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	28,703	28,703	18,141
Total Affiliates and Controlled Investments	$104,088,254		$1,441,520		$5,058,105	$7,747,397	$134,648,470
Total Affiliates	$18,170,042		$3,014		$(26,040)	$5,012,256	$24,656,252
Total Controlled Investments	$85,918,212		$1,438,506		$5,084,145	$2,735,141	$109,992,218

*	Controlled investment.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

As of December 31, 2017, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Phunware, Inc. (he resigned his dictatorship on February 26, 2018); Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries for the year ended December 31, 2017, that met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

INTRAOP MEDICAL

BALANCE SHEET DATA AS OF:	12/31/17	12/31/16
Total Current Assets	6,500,945	5,457,189
Total Non-Current Assets	12,058,410	14,941,785
Total Current Liabilities	2,121,546	5,063,450
Total Non-Current Liabilities	10,718,566	3,401,347
Non-controlling interest	-	-

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/17	12/31/16	12/31/15
Revenue	4,825,402	7,976,800	5,398,766
Gross Profit	2,515,074	3,818,884	1,713,042
Income/(loss) from operations	(6,382,834)	(6,560,818)	(5,598,932)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(6,395,400)	(6,609,744)	(5,601,180)
Net income/(loss) attibutable to non-controlling interest	-	-	-

PIVOTAL SYSTEMS

BALANCE SHEET DATA AS OF:	12/31/17	12/31/16
Total Current Assets	8,611,281	10,188,775
Total Non-Current Assets	7,364,374	7,166,157
Total Current Liabilities	5,856,123	5,870,765
Total Non-Current Liabilities	9,513,252	7,429,919
Non-controlling interest	-	-

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/17	12/31/16	12/31/15
Revenue	15,320,814	8,325,619	4,804,844
Gross Profit	3,762,837	1,109,514	763,269
Income/(loss) from operations	(3,558,642)	(5,428,305)	(4,643,859)
Total net income/(loss) including net income/(loss) attributable to	(3,734,109)	(5,833,910)	(4,820,394)
non-controlling interest
Net income/(loss) attibutable to non-controlling interest	-	-	-

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

QMAT

BALANCE SHEET DATA AS OF:	12/31/17	12/31/16
Total Current Assets	538,957	1,731,176
Total Non-Current Assets	717,641	977,246
Total Current Liabilities	600,362	317,978
Total Non-Current Liabilities	5,327,861	2,477,655
Non-controlling interest	-	-

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/17	12/31/16	12/31/15
Revenue	-	-	-
Gross Profit	-	-	-
Income/(loss) from operations	(4,467,110)	(5,214,013)	(4,353,564)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(4,584,413)	(5,209,776)	(4,264,787)
Net income/(loss) attibutable to non-controlling interest	-	-	-

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2015, through December 31, 2016, is noted below:

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/16	ACQUISITION COST
EQX, Inc. Common Stock*	—	100,000	—	100,000	$—	$—	$44,430	$20,000
EQX, Inc. Preferred Stock - Series A*	—	4,000,000	—	4,000,000	—	—	3,975,600	4,000,000
Hera Systems, Inc. Term Note*	—	50,000	(8,792)	41,208	—	210	41,208	41,208
Hera Systems, Inc. Series A Preferred*	3,642,324	—	—	3,642,324	—	—	445,456	2,000,000
Hera Systems, Inc. Convertible Note*	—	30,000	—	30,000	—	681	30,000	30,000
IntraOp Medical Corp. Series C Preferred*	26,856,187	—	—	26,856,187	—	—	24,511,642	26,299,938
IntraOp Medical Corp. Convertible Note*	1,000,000	—	—	1,000,000	—	195,204	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	—	3,000,000	—	240,658	3,000,000	3,000,000
Pivotal Systems, Series A Preferred*	11,914,217	—	—	11,914,217	—	—	6,370,532	6,000,048
Pivotal Systems, Series B Preferred*	13,065,236	—	—	13,065,236	—	—	6,985,982	6,321,483

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/16	ACQUISITION COST
Pivotal Systems, Series C Preferred*	2,291,260	—	—	2,291,260	$—	$—	$2,273,159	$2,657,862
Pivotal Systems, Series D Preferred*	—	6,237,978	—	6,237,978	—	—	4,060,924	3,975,801
Pivotal Systems, Convertible Note*	—	500,000	(500,000)	—	—	39,178	—	—
Pivotal Systems, Convertible Note*	—	881,102	(881,102)	—	—	55,521	—	—
Pivotal Systems, Common Stocks Warrants*	—	4,158,654	—	4,158,654	—	—	284,036	—
Pivotal Systems, Common Stocks Warrants*	—	18,180,475	—	18,180,475	—	—	4,743,286	—
QMAT, Preferred Stock Series A*	14,000,240	2,000,000	—	16,000,240	—	—	10,724,961	16,000,240
QMAT, Preferred Stock Series B*	—	2,000,000	—	2,000,000	—	—	2,000,000	2,000,000
QMAT, Series A Warrant*	2,000,000	—	—	2,000,000	—	—	376,400	—
Revasum, Common Stock*	—	10,000	—	10,000	—	—	7,524	1,000
Revasum, Preferred Stock Series A*	—	2,200,000	—	2,200,000	—	—	2,193,400	2,200,000
Silicon Genesis Corp., Common *	921,892	—	—	921,892	—	—	14,750	169,045
Silicon Genesis Corp., Convertible Note*	1,250,000	—	(1,250,000)	—	(360,753)	—	—	—
Silicon Genesis Corp., Convertible Note*	1,000,000	—	(1,000,000)	—	—	—	—	—
Silicon Genesis Corp., Term Note*	3,000,000	—	(3,000,000)	—	—	—	—	—
Silicon Genesis Corp., Common Warrant*	37,982	—	—	37,982	—	—	319	6,678
Silicon Genesis Corp., Common Warrant*	5,000,000	—	—	5,000,000	—	—	10,000	—
Silicon Genesis Corp., Common Warrant*	3,000,000	—	—	3,000,000	—	—	6,000	—
Silicon Genesis Corp., Series 1-C Preferred*	82,914	—	—	82,914	—	—	70,444	109,518
Silicon Genesis Corp., Series 1-D Preferred*	850,830	—	—	850,830	—	—	195,606	431,901
Silicon Genesis Corp., Series 1-E Preferred*	5,704,480	—	—	5,704,480	—	—	2,134,616	2,946,535
Silicon Genesis Corp., Series 1-F Preferred*	912,453	—	—	912,453	—	—	464,165	583,060

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

	SHARES/PAR ACTIVITY
AFFILIATE/CONTROLLED INVESTMENT*	BALANCE AT 12/31/15	PURCHASES/ MERGER	SALES/ MATURITY/ EXPIRATION	BALANCE AT 12/31/16	REALIZED GAIN (LOSS)	INTEREST	VALUE 12/31/16	ACQUISITION COST
Silicon Genesis Corp., Series 1-G Preferred*	—	83,370,793	(35,000,000)	48,370,793	$(3,538,500)	$—	$3,032,848	$5,042,479
Silicon Genesis Corp., Series 1-H Preferred*	—	837,942	—	837,942	—	—	240,238	1,000,000
Telepathy Investors, Inc. Convertible Note*	2,000,000	—	—	2,000,000	—	209,033	1,109,340	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	150,000	—	150,000	—	7,973	83,201	150,000
Telepathy Investors, Inc. Convertible Note*	—	500,000	—	500,000	—	35,068	277,335	500,000
Telepathy Investors, Inc. Convertible Note*	—	300,000	—	300,000	—	27,781	166,401	300,000
Telepathy Investors, Inc. Convertible Note*	—	500,000	—	500,000	—	2,603	277,335	500,000
Telepathy Investors, Inc. Series A Preferred*	15,238,000	—	—	15,238,000	—	—	2,096,749	3,999,999
Vufine, Inc., Series A Preferred*	15,000,000	7,500,000	—	22,500,000	—	—	1,656,000	2,250,000
Vufine, Inc., Common Stock*	750,000	—	—	750,000	—	—	14,325	15,000
Vufine, Inc., Convertible Note*	—	1,000,000	—	1,000,000	—	16,767	1,000,000	1,000,000
Wrightspeed, Inc. Series C Preferred	2,267,659	1,480,000	(1,480,000)	2,267,659	864,024	—	5,811,783	6,864,023
Wrightspeed, Inc. Series D Preferred	1,100,978	—	—	1,100,978	—	—	3,221,792	3,375,887
Wrightspeed, Inc. Series E Preferred	450,814	—	—	450,814	—	—	1,376,470	1,658,996
Total Affiliates and Controlled Investments					$(3,035,229)	$830,677	$96,328,257	$108,450,701
Total Affiliates					$864,024	$—	$10,410,045	$11,898,906
Total Controlled
Investments					$(3,899,253)	$830,677	$85,918,212	$96,551,795

*	Controlled investment.

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

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2017

NOTE 11. SUBSEQUENT EVENTS

On February 14, 2018, OpenText Corp. announced that it had purchased Hightail, Inc., a portfolio holding since 2014. We currently anticipate receiving between $5 and $6 million in proceeds from this transaction.

On March 12, 2018, Pivotal Systems announced it has engaged two investment banks for the purpose of exploring a 2018 listing on the Australian Securities Exchange.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2017, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears on page 39 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information with respect to “Directors and Executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2018 (the “2018 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2017, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information with respect to “Compensation of Directors” to be contained in the 2018 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “How Many Shares Do the Company’s Principal Shareholders, Directors and Executive Officers Own?” in the 2018 Proxy Statement is herein incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

The information set forth under the captions “Nominees” and “Related Party Transactions” in the 2018 Proxy Statement is herein incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Audit Committee’s Pre-Approval Procedures” and “Fees Paid to Tait, Weller & Baker LLP for 2017” in the 2018 Proxy Statement is herein incorporated by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of Firsthand Technology Value Fund, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	40
Statement of Assets and Liabilities as of December 31, 2017	42
Schedule of Investments as of December 31, 2017	43
Statement of Operations as of December 31, 2017	52
Statement of Cash Flows as of December 31, 2017	53
Statement of Changes in Net Assets as of December 31, 2017	54
Financial Highlights	55
Notes to Financial Statements	56

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Number	Description

3.1.	Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

3.2	Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of Registration statement for closed-end investment companies on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

3.3	Registrant’s Amended and Restated Bylaws last amended March 16, 2018 — filed herewith.

10.1	Registrant’s Dividend Reinvestment Plan is incorporated by reference to Exhibit (e) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.2	Form of Investment Management Agreement between Registrant and SiVest Group, Inc. (now known as Firsthand Capital Management, Inc.) is incorporated by reference to Exhibit (g) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.3	Form of Custodian Services Agreement between Registrant and PFPC Trust Company is incorporated by reference to Exhibit (j) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010. 10.4 Form of Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(1) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.5	Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

10.6	Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

14.1	Registrant’s Code of Ethics for Principal Executives and Senior Financial Officers is incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.

14.2	Registrant’s Code of Ethics last amended August 4, 2017 — filed herewith.

24.1	Power of Attorney is incorporated by reference to exhibit 24.1 to the registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 16, 2018	By:
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board and Chief Executive Officer	March 16, 2018
Kevin Landis	and Chief Financial Officer

*	Director	March 16, 2018
Greg Burglin

*	Director	March 16, 2018
Kimun Lee

*	Director	March 16, 2018
Nicholas Petredis

*	Director	March 16, 2018
Rodney Yee

*	Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
3.3	Registrant’s Amended and Restated Bylaws last amended March 16, 2018.
14.2	Registrant’s Code of Ethics last amended August 4, 2017.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
Why?	Financial companies choose how they share your personal information. Federal law gives consumers the right to limit some but not all sharing. Federal law also requires us to tell you how we collect, share, and protect your personal information. Please read this notice carefully to understand what we do.
What?	The types of personal information we collect and share depend on the product or service you have with us. This information can include:
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
►BNY Mellon Investment Servicing (U.S.) Inc. (Transfer Agent for Firsthand Technology Value Fund, Inc. and Firsthand Funds)
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

LETTER TO SHAREHOLDERS - CONTINUED FROM INSIDE FRONT COVER

IntraOp Medical, Phunware, Telepathy, and Vufine, have struggled with developing markets for their new technologies. By and large, we believe these companies remain on the right track, and we are hopeful that our patience will be rewarded.

FUTURE CATALYSTS

As we have stated in the past, our continued success is driven by companies progressing through the various stages of development (see illustration on page 31). Over the past couple of years, we have witnessed several of our later stage companies, including Roku, Nutanix, Cloudera, Pure Storage, and Turn, achieve IPOs or M&As. While this temporarily leaves our portfolio tilted more toward early- and mid-stage companies, several other companies, including Pivotal, Revasum, and Wrightspeed, are poised to reach a level of maturity normally associated with late-stage companies. We would be surprised if one of the companies from this group is not the next exit for the Fund.

In November, our Board approved a plan to repurchase up to $2 million worth of SVVC stock in the open market by March 30, 2018. As of December 31, 2017, the Fund had repurchased and retired 128,551 shares of stock at a total cost of approximately $1.1 million. So far, this repurchase plan has added $0.20 per share to the Fund’s NAV. We continue to examine and consider other ways to deliver value to shareholders and will do what we think is best for long-term investors in the Fund.

On a personal level, I was again an active buyer of SVVC stock in 2017 and now own more than 260,000 shares of our stock. While our compliance rules prohibit my purchasing additional stock while the Fund is conducting its open market activities, I am a firm believer in the future prospects for our current holdings and I intend to continue purchasing shares during 2018.

Finally, I wish to thank you for entrusting your investment dollars to us. We believe the future is bright, and we are working hard every day make good investments in some of the most exciting technology companies in the world.

Sincerely,

Kevin Landis
CEO and President

Firsthand Technology Value Fund, Inc.