Form 10-Q
period 2018-03-31
Firsthand Technology Value Fund, Inc.
filed 2018-05-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2018 or

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

[ ] Large Accelerated Filer	[X] Accelerated Filer
[ ] Non-accelerated Filer	[ ] Smaller Reporting Company (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $0.001 par value per share	7,302,146

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of March 31, 2018 (Unaudited) and December 31, 2017	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2018, March 31, 2017, and March 31, 2016	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 (Unaudited), the Year Ended December 31, 2017, and the Year Ended December 31, 2016	5
	Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2018 (Unaudited), the Year Ended December 31, 2017, and the Year Ended December 31, 2016	6
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2018 (Unaudited) (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, and for the Year Ended December 31, 2013	7
	Consolidated Schedule of Investments as of March 31, 2018 (Unaudited) and for the Year Ended December 31, 2017	8
	Consolidated Notes To Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION		43
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2018 (UNAUDITED)		AS OF DECEMBER 31, 2017
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$23,767,073	*	$33,014,039 *
Affiliated investments at acquisition cost	26,285,161		24,035,159
Controlled investments at acquisition cost	119,229,161		117,890,661
Total acquisition cost	$169,281,395		$174,939,859
Unaffiliated investments at market value	$32,963,495	*	$40,191,055 *
Affiliated investments at market value	25,511,448		24,656,252
Controlled investments at market value	123,803,673		109,992,218
Total market value ** (Note 6)	182,278,616		174,839,525
Cash	20,377		110,077
Receivable from dividends and interest	2,215,075		1,794,003
Other assets	43,512		27,985
Total Assets	184,557,580		176,771,590
LIABILITIES
Incentive fees payable (Note 4)	3,865,640		1,691,040
Payable to affiliates (Note 4)	915,604		879,085
Consulting fee payable	19,500		21,000
Accrued expenses and other payables	193,830		186,876
Total Liabilities	4,994,574		2,778,001
NET ASSETS	$179,563,006		$173,993,589
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,302		$7,302
Paid-in-capital	180,772,769		180,772,769
Accumulated net investment loss	(4,437,943)		(1,691,040)
Accumulated net realized loss from security transactions	(9,776,343)		(4,995,108)
Net unrealized appreciation (depreciation) on investments and warrants transactions	12,997,221		(100,334)
NET ASSETS	$179,563,006		$173,993,589
Shares of Common Stock outstanding	7,302,146		7,302,146
Net asset value per share (Note 2)	$24.59		$23.83

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/18 and 12/31/17 were 1.49% and 1.14%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/ summary/316175504 for additional information.

**	Includes warrants whose primary exposure is equity risk.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2018	MARCH 31, 2017	MARCH 31, 2016
INVESTMENT INCOME
Unaffiliated interest	$28,711	$6,708	$236
Affiliated/Controlled interest	568,804	254,090	159,679
TOTAL INVESTMENT INCOME	597,515	260,798	159,915
EXPENSES
Investment advisory fees (Note 4)	890,949	741,152	860,821
Administration fees	54,296	46,167	36,877
Custody fees	4,391	2,774	3,538
Transfer agent fees	8,323	7,195	7,175
Registration and filing fees	7,545	5,696	5,743
Professional fees	88,468	116,141	180,688
Printing fees	15,122	14,136	18,978
Trustees fees	50,000	25,000	25,000
Compliance fees	27,848	26,384	49,450
Miscellaneous fees	22,876	23,543	13,657
TOTAL GROSS EXPENSES	1,169,818	1,008,188	1,201,927
Incentive fee adjustments (Note 4)	2,174,600	—	—
TOTAL NET EXPENSES	3,344,418	1,008,188	1,201,927
NET INVESTMENT LOSS	(2,746,903)	(747,390)	(1,042,012)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions Affiliated/controlled	(1,399,496)	—	(360,753)
Non-affiliated and other assets	(3,381,739)	(1,072,452)	3,675,596
Net change in unrealized appreciation (depreciation) on investments	2,019,406	562,498	(5,780,279)
Net change in unrealized appreciation (depreciation) on affiliated/controlled investments	6,666,847	781,222	(10,445,079)
Net change in unrealized appreciation (depreciation) on affiliated/controlled warrants investments (1)	4,411,302	380,663	5,936,428
Net Realized and Unrealized Gains (Losses) on Investments	8,316,320	651,931	(6,974,087)
Net Increase (Decrease) In Net Assets Resulting From Operations	$5,569,417	$(95,459)	$(8,016,099)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$0.76	$(0.01)	$(1.04)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$5,569,417	$26,179,569	$(24,661,554)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(23,486,160)	(30,958,618)	(76,522,603)
Proceeds from disposition of investments	31,038,824	34,282,019	80,015,681
Net purchases/sales from short-term investments	(6,675,435)	65,833	(1,171,203)
(Decrease) increase in dividends, interest, and reclaims receivable	(421,072)	(973,179)	2,615,902
(Decrease) increase in restricted cash	—	—	1,000,000
Increase (decrease) in payable for investment purchased	—	(395,532)	395,532
Increase (decrease) in payable to affiliates	36,519	82,552	(98,839)
Increase (decrease) in incentive fees payable	2,174,600	1,691,040	—
(Decrease) increase in other assets	(15,527)	528	757,955
Increase (decrease) in accrued expenses and other payables	5,454	(2,101)	15,473
Net realized gain (loss) from investments	4,781,235	(3,541,944)	6,167,339
Net unrealized appreciation (depreciation) from investments and warrants transactions	(13,097,555)	(27,155,966)	14,658,712
Net cash provided by (used in) operating activities	(89,700)	(725,799)	3,172,395

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(1,098,371)	(2,005,434)
Net cash (used in) financing activities	—	(1,098,371)	(2,005,434)

Net increase (decrease) in cash	(89,700)	(1,824,170)	1,166,961
Cash - beginning of period	110,077	1,934,247	767,286
Cash - end of period	$20,377	$110,077	$1,934,247

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
FROM OPERATIONS:
Net investment loss	$(2,746,903)	$(4,518,341)	$(3,835,503)
Net realized gains (losses) from security transactions and warrants transactions	(4,781,235)	3,541,944	(6,167,339)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions	13,097,555	27,155,966	(14,658,712)
Net increase (decrease) in net assets from operations	5,569,417	26,179,569	(24,661,554)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	(1,098,371)	(2,005,434)
Net decrease in net assets from capital share transactions	—	(1,098,371)	(2,005,434)
TOTAL INCREASE (DECREASE) IN NET ASSETS	5,569,417	25,081,198	(26,666,988)

NET ASSETS:
Beginning of period	173,993,589	148,912,391	175,579,379
End of period	$179,563,006	$173,993,589	$148,912,391
Accumulated Net Investment Loss	$(4,437,943)	$(1,691,040)	$—

COMMON STOCK ACTIVITY:
Shares repurchased	—	(128,551)	(272,008)
Net decrease in shares outstanding	—	(128,551)	(272,008)
Shares outstanding, beginning of period	7,302,146	7,430,697	7,702,705
Shares outstanding, end of period	7,302,146	7,302,146	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights

Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2018* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013
Net asset value at beginning of period	$23.83		$20.04		$22.79	$24.49		$28.32		$22.90
Income from investment operations:
Net investment loss	(0.38)		(0.62)		(0.52)	(0.06)	(1)	(1.26)		(1.42)
Net realized and unrealized gains (losses) on investments	1.14		4.21		(2.76)	(1.78)		3.04		7.16
Total from investment operations	0.76		3.59		(3.28)	(1.84)		1.78		5.74

Distributions from:
Realized capital gains	—		—		—	—		(5.86)		(0.32)
Premiums from shares sold in offerings	—		—		—	—		—		—	(2)
Anti-dilutive effect from capital share transactions	—		0.20		0.53	0.14		0.25		—
Net asset value at end of period	$24.59		$23.83		$20.04	$22.79		$24.49		$28.32
Market value at end of period	$11.29		$8.96		$7.67	$8.17		$18.65		$23.17

Total return
Based on Net Asset Value	3.19	%(A)	18.91%		(12.07)%	(6.94)%		12.54%		25.30%
Based on Market Value	26.00	%(A)	16.82%		(6.12)%	(56.19)%		4.76%		34.61%
Net assets at end of period (millions)	$180.0		$174.0		$148.9	$175.6		$209.7		$256.9
Ratio of total expenses to average net assets	7.67	%(B)(3)	4.13	%(3)	2.90%	1.36	%(3)	5.29	%(3)	6.52	%(3)
Ratio of total expenses to average net assets, excluding incentive fees	2.68	%(B)	2.98%		2.90%	2.68%		3.12%		2.67%
Ratio of net investment loss to average net assets	(6.30	)%(B)	(3.07)%		(2.36)%	(0.24)%		(4.31)%		(5.96)%
Portfolio turnover rate	45	%(A)	22%		49%	22%		95%		17%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)	Amount includes the incentive fee. For the period ended March 31, 2018, the year ended December 31, 2017, the year ended December 31, 2015, the year ended December 31, 2014 and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was 4.99%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock*(1)(7)	08/20/13	2,128,005	$10,108,024	$0
Consumer Electronics
EQX CAPITAL, INC. (2.2%)	Common Stock*(1)(2)(7)	06/10/16	100,000	20,000	45,540
Equipment Leasing	Preferred Stock - Series A *(1)(2)(7)	06/10/16	4,000,000	4,000,000	3,986,400
					4,031,940
HERA SYSTEMS, INC. (1.5%)	Convertible Promissory Note
Aerospace	Matures January 2019
	Interest Rate 10% (1)(2)(7)	01/19/18	500,000	500,000	500,000
	Preferred Stock - Series A*(1)(2)(7)	09/18/15	3,642,324	2,000,000	157,712
	Preferred Stock - Series B*(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
	Preferred Stock Warrants -Series B*(1)(2)(7)	08/07/17	6,214,922	0	1,380,956
	Preferred Stock Warrants -Series B*(1)(2)(7)	09/28/17	700,000	0	155,540
					2,647,523
INTRAOP MEDICAL CORP. (14.5%)	Convertible Note
Medical Devices	Matures June 2020
	Interest Rate 15% (1)(2)(7)	05/31/17	1,000,000	1,000,000	1,000,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	07/13/17	1,000,000	1,000,000	1,000,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	09/28/17	1,500,000	1,500,000	1,500,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	07/08/14	1,000,000	1,000,000	1,000,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	03/21/18	2,000,000	2,000,000	2,000,000
	Preferred Stock - Series C *(1)(2)(7)	07/12/13	26,856,187	26,299,938	14,575,658

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (cont’d.)	Term Note
	Matures February 2020
	Interest Rate 8% (1)(2)(7)	02/10/17	2,000,000	$2,000,000	$2,000,000
	Term Note
	Matures February 2020
	Interest Rate 8% (1)(2)(7)	02/28/14	3,000,000	3,000,000	3,000,000
					26,075,658
NUTANIX, INC. (11.5%)	Common Stock*	05/15/15 - 08/23/16	418,772	6,638,112	20,565,893
Networking
PHUNWARE, INC. (8.1%)	Preferred Stock - Series E*(1)(3)(7)	03/14/14	3,257,328	9,999,997	14,591,201
Mobile Computing
PIVOTAL SYSTEMS CORP. (24.8%)	Common Stock Warrants -
Semiconductor Equipment	Class B*(1)(2)(7)	02/12/16	18,180,475	0	12,501,622
	Preferred Stock Warrants -Series D*(1)(2)(7)	09/02/16	4,158,654	0	1,118,262
	Preferred Stock - Series A*(1)(2)(7)	11/28/12 - 04/30/14	11,914,217	6,000,048	10,589,713
	Preferred Stock - Series B*(1)(2)(7)	04/30/14	13,065,236	6,321,482	11,612,774
	Preferred Stock - Series C*(1)(2)(7)	12/31/14	2,291,260	2,657,862	2,698,646
	Preferred Stock - Series D*(1)(2)(7)	09/02/16	6,237,978	3,975,801	5,943,545
					44,464,562
QMAT, INC. (11.9%)	Preferred Stock -Series A*(1)(2)(5)(7)(8)	12/14/12 - 04/28/16	16,000,240	14,609,819	14,373,496
Advanced Materials	Preferred Stock - Series B*(1)(2)(7)	09/28/16 - 11/07/16	2,000,000	2,000,000	1,976,800
	Preferred Stock Warrants -Series A*(1)(2)(7)	12/14/12	2,000,000	0	766,600
	Preferred Stock Warrants -Series C *(1)(2)(7)	02/22/18	3,482,209	0	426,222
	Preferred Stock Warrants -Series C *(1)(2)(7)	03/13/18	350,000	0	42,840
	Convertible Note
	Matures May 2018
	Interest Rate 8% (1)(2)(7)	02/22/18	3,482,209	3,482,209	3,482,209
	Convertible Note
	Matures May 2018
	Interest Rate 8% (1)(2)(7)	03/13/18	350,000	350,000	350,000
					21,418,167

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
QUICKLOGIC CORP. (1.0%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	$1,859,835	$1,824,000
Semiconductors
REVASUM, INC. (9.0%)	Preferred Stock - Series B* (1)(2)(7)	10/27/17 - 12/20/17	313,719	2,550,033	2,669,310
Semiconductor Equipment	Common Stock*(1)(2)(7)	11/14/16	10,000	1,000	33,274
	Preferred Stock - Series A*(1)(2)(7)	03/01/17	441,998	1,999,997	2,491,587
	Term Note
	Matures February 2020
	Interest Rate 5% (1)(2)(7)	03/01/17	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series Seed* (1)(2)(7)	11/14/16	2,200,000	7,275,070	9,969,080
					16,163,251
ROKU, INC. (4.3%)	Common Stock*	05/26/15 - 08/06/15	250,000	2,312,500	7,775,000
Consumer Electronics
RORUS, INC. (0.0%)	Convertible Note
Water Purification	Matures June 2021
	Interest Rate 2% (1)(7)	10/04/16	50,000	50,000	0
SILICON GENESIS CORP. (3.2%)	Common Stock*(1)(2)(7)	04/18/11	921,892	169,045	15,211
Intellectual Property	Common Stock Warrants*(1)(2)(7)	04/18/11	37,982	6,678	319
	Common Stock Warrants*(1)(2)(7)	10/13/11	5,000,000	0	10,000
	Common Stock Warrants*(1)(2)(7)	02/06/12	3,000,000	0	6,000
	Preferred Stock - Series 1-C*(1)(2)(7)	04/18/11	82,914	109,518	68,387
	Preferred Stock - Series 1-D*(1)(2)(7)	04/18/11	850,830	431,901	188,969
	Preferred Stock - Series 1-E*(1)(2)(7)	04/18/11	5,704,480	2,372,403	1,977,173
	Preferred Stock - Series 1-F*(1)(2)(7)	04/18/11	912,453	456,389	429,948
	Preferred Stock - Series 1-G*(1)(2)(5)(7)	03/10/16	48,370,793	4,500,969	2,806,957
	Preferred Stock - Series 1-H*(1)(2)(7)	03/10/16	837,942	936,895	222,557
					5,725,521
SVXR, INC. (1.7%)	Preferred Stock - Series A*(1)(3)(7)	01/11/17	2,013,491	1,000,000	1,000,000
Semiconductor Equipment	Convertible Note
	Matures December 2018
	Interest Rate 10% (1)(3)(7)	12/21/17 - 03/22/18	2,000,000	2,000,000	2,000,000
					3,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (0.9%)	Convertible Note
Consumer Electronics	Matures January 2019
	Interest Rate 10% (1)(2)(7)	01/29/16	300,000	$300,000	$42,519
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	04/20/16	500,000	500,000	70,865
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	06/21/16	150,000	150,000	21,259
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	12/13/16	500,000	500,000	70,865
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	06/23/15	2,000,000	2,000,000	283,460
	Convertible Note
	Matures July 2018
	Interest Rate 10% (1)(2)(7)	05/03/17	300,000	300,000	42,519
	Preferred Stock - Series A*(1)(2)(7)	07/29/14	15,238,000	3,999,999	1,036,184
					1,567,671
UCT COATINGS, INC. (0.4%)	Common Stock*(1)(3)(7)	04/18/11	1,500,000	662,235	728,100
Advanced Materials	Common Stock Warrants*(1)(3)(7)	04/18/11	2,283	67	2
					728,102
VUFINE, INC. (0.9%)	Common Stock*(1)(2)(7)	02/26/15	750,000	15,000	0
Consumer Electronics	Convertible Note
	Matures July 2019
	Interest Rate 6% (1)(2)(7)	07/10/17	1,500,000	1,500,000	1,220,985
	Convertible Note
	Matures October 2019
	Interest Rate 12% (1)(2)(7)	10/16/17	250,000	250,000	203,498
	Convertible Note
	Matures July 2019
	Interest Rate 12% (1)(2)(7)	01/31/18	350,000	350,000	284,897
	Preferred Stock - Series A*(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
					1,709,380

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS)AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (4.0%)	Preferred Stock -	04/11/13	2,267,659	$6,837,983	$3,710,344
Automotive	Series C*(1)(3)(4)(5)(7)	12/15/14	1,100,978	3,375,887	2,032,736
	Preferred Stock - Series D *(1)(3)(7)	07/10/15	450,814	1,658,996	865,563
	Preferred Stock - Series E *(1)(3)(7)	08/31/17	90,707	499,995	301,238
	Preferred Stock - Series F *(1)(3)(7)
	Preferred Stock Warrants - Series F*(1)(3)(7)	02/07/18	11,338	0	12,409
	Preferred Stock Warrants - Series F*(1)(3)(7)	08/31/17	18,141	0	19,855
	Promissory Note
	Matures August 2018	02/07/18	250,000	250,000	250,000
	Interest Rate 12% (1)(3)(7)
					7,192,145

INVESTMENT COMPANY (1.6%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	Various	2,798,602	2,798,602	2,798,602
TOTAL INVESTMENTS (Cost $169,281,395) — 101.5%					182,278,616
LIABILITIES IN EXCESS OF OTHER ASSETS — (1.5)%					(2,715,610)
NET ASSETS — 100.0%					$179,563,006

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See Note 3). At March 31, 2018, we held $149,315,121 (or 83.2% of net assets) in restricted securities (See Note 2).
(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).
(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).
(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(7)	Fair Value Level 3 Security.
(8)	A portion represents position held in Firsthand Investments, Ltd. (See note 1).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock*(1)(7)	08/20/13	2,128,005	$10,108,024	$0
Consumer Electronics
EQX CAPITAL, INC. (2.3%)	Common Stock*(1)(2)(7)	06/10/16	100,000	20,000	44,810
Equipment Leasing	Preferred Stock - Series A *(1)(2)(7)	06/10/16	4,000,000	4,000,000	3,975,200
					4,020,010

HERA SYSTEMS, INC. (1.2%)	Preferred Stock - Series A*(1)(2)(7)	09/18/15	3,642,324	2,000,000	154,799
Aerospace	Preferred Stock - Series B*(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
	Preferred Stock Warrants - Series B*(1)(2)(7)	08/07/17
			6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B*(1)(2)(7)	09/28/17
			700,000	0	155,540
					2,144,610
HIGHTAIL, INC. (4.9%)	Preferred Stock - Series E *(1)(4)(7)	03/27/14	2,268,602	9,620,188	8,561,704
Cloud Computing
INTRAOP MEDICAL CORP. (12.1%)
Medical Devices	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	05/31/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	09/28/17	1,500,000	1,500,000	1,500,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	07/13/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	07/08/14	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)(7)	07/12/13	26,856,187	26,299,938	11,479,677
	Term Note (1)(2) Matures February 2020 Interest Rate 8%	02/10/17	2,000,000	2,000,000	2,000,000
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 8%	02/28/14	3,000,000	3,000,000	3,000,000
					20,979,677

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
NUTANIX, INC. (9.3%)	Common Stock*	05/15/15 - 08/23/16	458,772	$7,358,112	$16,185,476
Networking
PHUNWARE, INC. (6.9%)	Preferred Stock - Series E*(1)(3)(7)	03/14/14	3,257,328	9,999,997	12,018,563
Mobile Computing

PIVOTAL SYSTEMS CORP. (19.9%)	Common Stock Warrants -Class B*(1)(2)(7)	02/12/16	18,180,475	0	8,741,172
Semiconductor Equipment	Preferred Stock Warrants - Series D*(1)(2)(7)	09/02/16	4,158,654	0	618,392
	Preferred Stock - Series A*(1)(2)(7)	11/28/12 - 04/30/14	11,914,217	6,000,048	8,453,614
	Preferred Stock - Series B*(1)(2)(7)	04/30/14	13,065,236	6,321,482	9,270,308
	Preferred Stock - Series C*(1)(2)(7)	12/31/14	2,291,260	2,657,862	2,560,254
	Preferred Stock - Series D*(1)(2)(7)	09/02/16	6,237,978	3,975,801	5,009,720
					34,653,460

QMAT, INC. (13.4%)	Preferred Stock - Series A*(1)(2)(7)	12/14/12 - 04/28/16	16,000,240	16,000,240	17,394,341
Advanced Materials	Preferred Stock - Series B*(1)(2) (7)	09/28/16 - 11/07/16	2,000,000	2,000,000	2,132,600
	Preferred Stock Warrants -Series A*(1)(2)	12/14/12	2,000,000	0	1,086,600
	Convertible Note Matures March 2019 Interest Rate 8% (1)(2)(7)	12/29/17	2,745,485	2,745,485	2,745,485
					23,359,026

QUICKLOGIC CORP. (1.2%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	1,859,835	2,088,000
Semiconductors

REVASUM, INC. (8.5%)	Preferred Stock - Series B(1)(2)(7)(8)	10/27/17 - 12/20/17	313,719	2,550,033	2,550,033
Semiconductor Equipment	Common Stock*(1)(2)(7)	11/14/16	10,000	1,000	29,908
	Preferred Stock - Series A*(1)(2)(7)	03/01/17	441,998	1,999,997	2,256,355
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 5%	03/01/17	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series Seed* (1)(2)(7)	11/14/16	2,200,000	7,284,145	8,966,760
					14,803,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ROKU, INC. (6.7%) Consumer Electronics	Common Stock*(1)(7)	05/26/15 - 08/06/15	250,000	$2,312,500	$11,650,500

RORUS, INC. (0.0%)Water Purification	Convertible Note (1)(7) Matures June 2021 Interest Rate 2%	10/04/16	50,000	50,000	0

SILICON GENESIS CORP. (3.5%)	Common Stock*(1)(2)(7)	04/18/11	921,892	169,045	16,871
Intellectual Property	Common Stock Warrants*(1)(2)(7)	04/18/11	5,000,000	0	11,000
	Common Stock Warrants*(1)(2)(7)	10/13/11	37,982	6,678	357
	Common Stock Warrants*(1)(2)(7)	02/06/12	3,000,000	0	6,600
	Preferred Stock - Series 1-C*(1)(2)(7)	04/18/11	82,914	109,518	74,258
	Preferred Stock - Series 1-D*(1)(2)(7)	04/18/11	850,830	431,901	205,646
	Preferred Stock - Series 1-E*(1)(2)(7)	04/18/11	5,704,480	2,459,808	2,063,310
	Preferred Stock - Series 1-F*(1)(2)(7)	04/18/11	912,453	475,674	456,318
	Preferred Stock - Series 1-G*(1)(2)(5)(7)	03/10/16	48,370,793	4,583,405	3,023,658
	Preferred Stock - Series 1-H*(1)(2)(7)	03/10/16	837,942	946,502	236,551
					6,094,569

SVXR, INC. (1.2%)	Preferred Stock - Series A*(1)(3)(7)	01/11/17	2,013,491	1,000,000	1,000,000
Semiconductor Equipment	Convertible Note (1)(2)(7) Matures December 2018 Interest Rate 10% (1)(2)(7)	12/21/17	1,000,000	1,000,000	1,000,000
					2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (0.9%)	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	01/29/16	300,000	$300,000	$45,321
Consumer Electronics	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	04/20/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	06/21/16	150,000	150,000	22,661
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	12/13/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	06/23/15	2,000,000	2,000,000	302,140
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	05/03/17	300,000	300,000	45,321
	Preferred Stock - Series A*(1)(2)(7)	07/29/14	15,238,000	3,999,999	937,137
					1,503,650
UCT COATINGS, INC. (0.5%)	Common Stock*(1)(3)(7)	04/18/11	1,500,000	662,235	922,050
Advanced Materials	Common Stock Warrants*(1)(3)(7)	04/18/11	2,283	67	4
					922,054
VUFINE, INC. (0.8%)	Common Stock*(1)(2)(7)	02/26/15	750,000	15,000	0
Consumer Electronics	Convertible Note (1)(2)(7) Matures July 2019 Interest Rate 6%	07/10/17	1,500,000	1,500,000	1,229,280
	Preferred Stock - Series A*(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
	Convertible Note (1)(2)(7) Matures October 2019 Interest Rate 12%	10/16/17	250,000	250,000	204,880
					1,434,160
WRIGHTSPEED, INC. (6.2%)	Preferred Stock - Series C*(1)(3)(4)(7)	04/11/13	2,267,659	6,837,983	5,704,296
Automotive	Preferred Stock - Series D *(1)(3)(7)	12/15/14	1,100,978	3,375,887	3,161,018
	Preferred Stock - Series E *(1)(3)(7)	07/10/15	450,814	1,658,996	1,350,323
	Preferred Stock - Series F *(1)(3)(7)	08/31/17	90,707	499,995	471,295
	Preferred Stock Warrants - Series F*(1)(3)(7)	08/31/17
			18,141	0	28,703
					10,715,635

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (1.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	Various	1,705,375	$1,705,375	$1,705,375

TOTAL INVESTMENTS (Cost $174,939,859) — 100.5%					174,839,525

LIABILITIES IN EXCESS OF OTHER ASSETS — (0.5)%					(845,936)

NET ASSETS — 100.0%					$173,993,589

*	Non-income producing security.

(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At December 31, 2017, we held $154,860,674 (or 89.0% of net assets) in restricted securities (see Note 2).

(2)	Controlled Investments.

(3)	Affiliated issuer.

(4)	A portion represents position held in Firsthand Holdings, Ltd. (see Note 1).

(5)	A portion represents position held in Firsthand Development, Ltd. (see Note 1).

(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(7)	Fair Value Level 3 Security.

(8)	A portion represents position held in Firsthand Investments, Ltd. (see Note 1).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements

MARCH 31, 2018 (UNAUDITED)

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at March 31, 2018, were $2,421,576 or 1.3% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at March 31, 2018, were $8,197,651 or 4.6% of the Company’s consolidated net assets. On November 10, 2017, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidary (as defined by the 1940 Act) of FVI named Firsthand Investments, Ltd. (“FIL”), a Cayman Islands corporation formed on November 15, 2017. The net assets of FIL at March 31, 2018, were $8,534,135 or 4.8% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, FDL, and FIL are presented in the report on a consolidated basis.

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

MARCH 31, 2018 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On March 31, 2018, our financial statements include venture capital investments valued at approximately $149.3 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2018 and December 31, 2017, we held $149,315,121 and $154,860,674 in restricted securities, respectively.

INCOME RECOGNITION. Dividend income is recorded on the ex-dividend date. Interest income is accrued as earned. Discounts and premiums on securities purchased are amortized over the lives of the respective securities. Other non-cash dividends are recognized as investment income at the fair value of the property received. When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as a reduction to interest income.

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

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

SECURITIES TRANSACTIONS. Securities transactions are accounted for on the date of the transaction for the purchase or sale of the securities entered into by the Company (i.e., trade date).

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

The Company had no option transactions for the three months ended March 31, 2018.

The average volume of the Company’s derivatives during the three months ended March 31, 2018, is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	13,132,150	—

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

MARCH 31, 2018 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2017, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2018, there was an incentive fee expensed for $2,174,600. As of December 31, 2017, there was an incentive fee expensed for $1,691,040. As of December 31, 2016, there was an incentive fee expensed for $0. As of December 31, 2015, there was an incentive fee expensed for $(2,478,204).

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

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

MARCH 31, 2018 (UNAUDITED)

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

MARCH 31, 2018 (UNAUDITED)

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2018:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
ASSETS
Common Stocks
Advanced Materials	$—	$—	$728,100
Consumer Electronics	7,775,000	—	—
Equipment Leasing	—	—	45,540
Intellectual Property	—	—	15,211
Networking	20,565,893	—	—
Semiconductors	1,824,000	—	—
Semiconductor Equipment	—	—	33,274
Total Common Stocks	30,164,893	—	822,125
Preferred Stocks
Advanced Materials	—	—	16,350,296
Aerospace	—	—	611,028
Automotive	—	—	6,909,881
Consumer Electronics	—	—	1,036,184
Equipment Leasing	—	—	3,986,400
Intellectual Property	—	—	5,693,991
Medical Devices	—	—	14,575,658
Mobile Computing	—	—	14,591,201
Semiconductor Equipment	—	—	46,974,655
Total Preferred Stocks	—	—	110,729,294
Asset Derivatives *
Equity Contracts	—	—	16,440,626
Total Asset Derivatives	—	—	16,440,626
Convertible Notes
Advanced Materials	—	—	3,832,209
Aerospace	—	—	500,000
Automotive	—	—	250,000
Consumer Electronics	—	—	2,240,867
Medical Devices	—	—	11,500,000
Semiconductor Equipment	—	—	3,000,000
Total Convertible Notes	—	—	21,323,076
Mutual Funds	2,798,602	—	—
Total	$32,963,495	$—	$149,315,121

*	Asset derivatives include warrants.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of March 31, 2018.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/18
Common Stocks
Advanced Materials	$922,050	$—	$—	$—	$(193,950)	$—	$728,100
Consumer Electronics	11,650,500	—	—	—	(3,875,500)	(7,775,000)	—
Equipment Leasing	44,810	—	—	—	730	—	45,540
Intellectual Property	16,871	—	—	—	(1,660)	—	15,211
Semiconductor Equipment	29,908	—	—	—	3,366	—	33,274
Preferred Stocks
Advanced Materials	19,526,941	14,609,819	(14,609,819)	(1,390,421)	(1,786,224)	—	16,350,296
Aerospace	608,114	—	—	—	2,914	—	611,028
Automotive	10,686,932	—	—	—	(3,777,051)	—	6,909,881
Cloud Computing	8,561,704	—	(5,462,741)	(4,157,447)	1,058,484	—	—
Consumer Electronics	937,137	—	—	—	99,047	—	1,036,184
Equipment Leasing	3,975,200	—	—	—	11,200	—	3,986,400
Intellectual Property	6,059,741	—	(198,731)	—	(167,019)	—	5,693,991
Medical Devices	11,479,677	—	—	—	3,095,981	—	14,575,658
Mobile Computing	12,018,563	—	—	—	2,572,638	—	14,591,201
Semiconductor Equipment	40,067,044	6,725,070	(6,725,070)	(9,075)	6,916,686	—	46,974,655

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/18
Asset Derivatives
Equity Contracts	$12,029,324	$—	$—	$—	$4,411,302	$—	$16,440,626
Convertible Notes
Advanced Materials	2,745,485	3,832,209	(2,745,485)	—	—	—	3,832,209
Aerospace	—	500,000	—	—	—	—	500,000
Automotive	—	250,000	—	—	—	—	250,000
Consumer Electronics	2,000,673	350,000	—	—	(109,806)	—	2,240,867
Medical Devices	9,500,000	2,000,000	—	—	—	—	11,500,000
Semiconductor Equipment	2,000,000	1,000,000	—	—	—	—	3,000,000
Total	$154,860,674	$29,267,098	$(29,741,846)	$(5,556,943)	$8,261,138	$(7,775,000)	$149,315,121

(1)	The net change in unrealized depreciation from Level 3 instruments held as of March 31, 2018, was $11,078,149.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2018.

	FAIR VALUE AT 3/31/18	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$22.2M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	10.3x - 11.6x (11.0x) 5 years (5 years) 50.0% (50.0%) 2.56% (2.56%) 90% - 100% (90.0%) 0.0% - 22.7% (0.7%)
Direct venture capital investments: Aerospace	$2.6M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.56% (2.56%)
Direct venture capital investments: Automotive	$7.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 2.39% (2.39%)

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

continued	FAIR VALUE AT 3/31/18	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Consumer Electronics	$3.3M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model	Revenue Multiple Going Concern Probability Years to Maturity Volatility Risk-Free Rate	1.3x - 1.8x (1.6x) 30% - 100% (67%) 1 year - 5 years (3.1 years) 60.0% - 70.0% (64.8%) 2.09% - 2.56% (2.34%)
Direct venture capital investments: Equipment Leasing	$4.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 2.56% (2.56%)
Direct venture capital investments: Intellectual Property	$5.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55.0% (55.0%) 2.56% (2.56%) 24.3% (24.3%) -25.6% (-25.6%)
Direct venture capital investments: Medical Devices	$26.1M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.9x - 3.0x (2.9x) 4 years (4 years) 50.0% (50.0%) 2.48% (2.48%)
Direct venture capital investments: Mobile Computing	$14.6M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	2 years (2 years) 60.0% (60.0%) 2.27% (2.27%) 90.0% (90.0%)
Direct venture capital investments: Semiconductor Equipment	$63.6M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	1.1x - 3.6x (2.7x) 2 years - 5 years (2.9 years) 40.0% - 60.0% (52.1%) 2.27% - 2.56%) (2.36%) 0.0% - 25.8% (3.0%)

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

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

The following information is based upon the federal income tax cost of portfolio investments as of March 31, 2018.

Gross unrealized appreciation	$57,583,932
Gross unrealized depreciation	(44,586,711)
Net unrealized appreciation	$12,997,221
Federal income tax cost	$169,281,395

The Company is subject to tax provisions that establish a minimum threshold for recognizing, and a system for measuring, the benefits of a tax position taken or expected to be taken in a tax return. Taxable years ending 2014, 2015, 2016, and 2017 remain open to federal and state audit. As of December 31, 2017, management has evaluated the application of these provisions to the Company and has determined that no provision for income tax is required in the Company’s financial statements for uncertain tax provisions.

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the three months ended March 31, 2018.

PURCHASES AND SALES
Purchases of investment securities	$23,486,160
Proceeds from sales and maturities of investment securities	$31,038,824

NOTE 9. SHARE BUYBACK/TENDER OFFER

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Company approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Company was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Company to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Company completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

On November 10, 2017, the Board of Directors of the Company approved a discretionary share purchase plan (the “Plan”). Pursuant to the Plan, the Company was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Company to acquire its own shares in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. Through the closing of the Plan at the end of March, we had repurchased and retired 128,551 shares of stock at a total cost of approximately $1.1 million. Purchases under the Plan were restricted during certain months in order to comply with SEC rules regarding material nonpublic information. As of March 31, 2018, the Company had 7,302,146 shares outstanding.

TENDER OFFER. In connection with our agreement with a shareholder, we agreed to commence an issuer tender offer for up to $20 million of our shares of common stock at a purchase price per share equal to 95% of the Company’s net asset value per share (“NAV”) as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 (the “Offer”). On December 22, 2014, the Company commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the NAV determined on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Company purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Company purchased 859,468 shares of common stock pursuant to the tender offer.

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2017, through March 31, 2018, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 03/31/18	SHARES HELD/PAR VALUE AT 3/31/18
EQX, Inc. Common Stock*	$44,810	$—	$—	$—	$—	$730	$45,540	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,200	—	—	—	—	11,200	3,986,400	4,000,000
Hera Systems, Inc. Series A Preferred*	154,799	—	—	—	—	2,913	157,712	3,642,324
Hera Systems Convertible Promissory Note*	—	500,000	10,000	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	453,315	—	—	—	—	—	453,315	2,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	—	1,380,956	6,214,922
IntraOp Medical Corp. Series C Preferred*	11,479,677	—	—	—	—	—	14,575,658	26,856,187

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 03/31/18	SHARES HELD/PAR VALUE AT 3/31/18
IntraOp Medical Corp. Convertible Note*	$1,000,000	$—	$56,272	$—	$—	$—	$1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	36,986	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	1,500,000	—	55,479	—	—	—	1,500,000	1,500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	36,986	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	2,000,000	9,041	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	59,178	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	—	2,000,000	2,000,000
Phunware, Inc. Preferred Stock - Series E	12,018,563	—	—	—	—	2,572,638	14,591,201	3,257,328
Pivotal Systems, Series A Preferred*	8,453,614	—	—	—	—	2,136,099	10,589,713	11,914,217
Pivotal Systems, Series B Preferred*	9,270,308	—	—	—	—	2,342,466	11,612,774	13,065,236
Pivotal Systems, Series C Preferred*	2,560,254	—	—	—	—	138,392	2,698,646	2,291,260
Pivotal Systems, Series D Preferred*	5,009,720	—	—	—	—	933,825	5,943,545	6,237,978
Pivotal Systems, Series D Warrants*	618,392	—	—	—	—	499,870	1,118,262	4,158,654
Pivotal Systems, Common Stocks Warrants - Class B*	8,741,172	—	—	—	—	3,760,450	12,501,622	18,180,475
QMAT, Preferred Stock Series A*	17,394,341	14,609,819	—	(14,609,819)	(1,390,421)	(1,630,424)	14,373,496	16,000,240
QMAT, Preferred Stock Series B*	2,132,600	—	—	—	—	(155,800)	1,976,800	2,000,000
QMAT, Series A Warrant*	1,086,600	—	—	—	—	(320,000)	766,600	2,000,000
QMAT, Preferred Stock Warrants - Series B*	—	—	—	—	—	426,222	426,222	3,482,208
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	42,840	42,840	350,000
QMAT Convertible Note*	—	3,482,209	29,002	—	—	—	3,482,209	3,482,209

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 03/31/18	SHARES HELD/PAR VALUE AT 3/31/18
QMAT, Convertible Note*	$2,745,485	$—	$—	$(2,745,485)	$—	$—	$—	—
QMAT Convertible Note*	—	350,000	1,459	—	—	—	350,000	350,000
Revasum, Preferred Stock, Series B*	2,550,033	—	—	—	—	119,277	2,669,310	313,719
Revasum, Term Note*	1,000,000	—	12,500	—	—	—	1,000,000	1,000,000
Revasum, Common Stock*	29,908	—	—	—	—	3,366	33,274	10,000
Revasum, Preferred Stock - Series Seed*	8,966,760	6,725,070	—	(6,725,070)	(9,075)	1,011,395	9,969,080	2,200,000
Revasum, Preferred Stock Series A*	2,256,355	—	—	—	—	235,232	2,491,587	441,998
Silicon Genesis Corp., Common *	16,871	—	—	—	—	(1,660)	15,211	921,892
Silicon Genesis Corp., Common Warrants*	357	—	—	—	—	(38)	319	37,982
Silicon Genesis Corp., Common Warrants*	11,000	—	—	—	—	(1,000)	10,000	5,000,000
Silicon Genesis Corp., Common Warrants*	6,600	—	—	—	—	(600)	6,000	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	74,258	—	—	—	—	(5,871)	68,387	82,914
Silicon Genesis Corp., Series 1-D Preferred*	205,646	—	—	—	—	(16,677)	188,969	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,063,310	—	—	(87,402)	—	1,265	1,977,173	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	456,318	—	—	(19,285)	—	(7,085)	429,948	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,023,658	—	—	(82,436)	—	(134,265)	2,806,957	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	236,551	—	—	(9,606)	—	(4,388)	222,557	837,942
SVXR, Inc., Preferred Stock Series A	1,000,000	—	—	—	—	—	1,000,000	2,013,491
SVXR, Inc. Convertible Note	1,000,000	1,000,000	52,329	—	—	—	2,000,000	2,000,000
Telepathy Investors, Inc. Convertible Note*	302,140	—	59,686	—	—	(18,680)	283,460	2,000,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 03/31/18	SHARES HELD/PAR VALUE AT 3/31/18
Telepathy Investors, Inc. Convertible Note*	$45,321	$—	$7,500	$—	$—	$(2,802)	$42,519	300,000
Telepathy Investors, Inc. Convertible Note*	22,661	—	4,069	—	—	(1,402)	21,259	150,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	13,562	—	—	(4,670)	70,865	500,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	8,700	—	—	(2,802)	42,519	300,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	13,562	—	—	(4,670)	70,865	500,000
Telepathy Investors, Inc. Series A Preferred*	937,137	—	—	—	—	99,047	1,036,184	15,238,000
Vufine, Inc., Convertible Note*	1,229,280	—	44,384	—	—	(8,295)	1,220,985	1,500,000
Vufine, Inc., Convertible Note*	204,880	—	7,397	—	—	(1,382)	203,498	250,000
Vufine, Inc., Convertible Note*	—	350,000	6,904	—	—	(65,103)	284,897	350,000
UCT Coatings, Inc. Common Stock	922,050	—	—	—	—	(193,950)	728,100	1,500,000
UCT Coatings, Inc. Common Stock Warrants	4	—	—	—	—	(2)	2	2,283
Wrightspeed, Inc., Series C Preferred Stock	5,704,296	—	—	—	—	(1,993,952)	3,710,344	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,161,018	—	—	—	—	(1,128,282)	2,032,736	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,350,323	—	—	—	—	(484,760)	865,563	450,814
Wrightspeed, Inc., Series F Preferred Stock	471,295	—	—	—	—	(170,057)	301,238	90,707

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 03/31/18	SHARES HELD/PAR VALUE AT 3/31/18
Wrightspeed, Inc. Series F Warrants	$28,703	$—	$—	$—	$—	$(8,848)	$19,855	18,141
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	12,409	12,409	11,338
Wrightspeed Convertible Promissory Note	—	250,000	4,356	—	—	—	250,000	250,000
Total Affiliates and Controlled Investments	$134,648,470		$568,804		$(1,399,496)	$11,078,152	$149,315,121
Total Affiliates	25,656,252		56,685		—	(1,394,804)	25,511,448
Total Controlled Investments	$108,992,218		$512,119		$(1,399,496)	$12,472,956	$123,803,673

*	Controlled investment.

As of March 31, 2018, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date that financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

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

PORTFOLIO COMPOSITION

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2018, and December 31, 2017.

	March 31, 2018	December 31, 2017
Semiconductor Equipment	35.5%	29.6%
Medical Devices	14.5%	12.1%
Advanced Materials	12.3%	13.9%
Networking	11.5%	9.3%
Mobile Computing	8.1%	6.9%
Consumer Electronics	6.1%	8.4%
Automotive	4.0%	6.2%
Intellectual Property	3.2%	3.5%
Equipment Leasing	2.2%	2.3%
Aerospace	1.5%	1.2%
Semiconductor	1.0%	1.2%
Cloud Computing	0.0%	4.9%
Water Purification	0.0%	0.0%
Exchange-Traded/Money Market Funds	1.6%	1.0%
(Liabilities)/Other Assets	(1.5%)	(0.5%)
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended March 31, 2018, March 31, 2017, and March 31, 2016

INVESTMENT INCOME

For the three months ended March 31, 2018, we had investment income of $597,515 primarily attributable to interest accrued on convertible/term note investments with QMAT, Revasum, Vufine, Telepathy Investors and IntraOp Medical Corp.

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

The higher level of investment income in the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due to the Fund’s increased investments in convertible/term notes.

OPERATING EXPENSES

Net operating expenses totaled approximately $3,344,418 during the three months ended March 31, 2018, $1,008,188 during the three months ended March 31, 2017, and $1,201,927 during the three months ended March 31, 2016.

Significant components of gross operating expenses for the three months ended March 31, 2018, were management fee expense of $890,949, professional fees (audit, legal, and consulting) of $88,468, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $2,174,600. Significant components of gross operating expenses for the three months ended March 31, 2017, were management fee expense of $741,152 and professional fees (audit, legal, and consulting) of $116,141. Significant components of operating expenses for the three months ended March 31, 2016, were management fee expense of $860,821 and professional fees (audit, legal, and consulting) of $180,688.

The higher level of gross operating expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 is primarily attributable to the incentive fee accrual in the three months ended March 31, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

The lower level of gross operating expenses for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

The net investment loss was $(2,746,903) for the three months ended March 31, 2018, $(747,390) for the three months ended March 31, 2017, and $(1,042,012) for the three months ended March 31, 2016.

The greater net investment loss in the three months ended March 31, 2018, compared to the three months ended March 31, 2017 is primarily due to the accrual of an incentive fee in the first quarter of 2018 which was accrued but is not payable until gains in the portfolio are realized.

The lesser net investment loss in the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is primarily due to a decrease in our total net assets, on which the investment advisory fees are based and an increase to investment income from convertible/term notes.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the three month periods ended March 31, 2018, March 31, 2017, and March 31, 2016, is shown below.

Three Months Ended March 31, 2018
Realized losses	$(4,781,235)
Net change in unrealized appreciation on investments	13,097,555
Net realized and unrealized gains/(losses) on investments	$8,316,320

As of March 31, 2018
Gross unrealized appreciation on portfolio investments	$57,583,932
Gross unrealized depreciation on portfolio investments	(44,586,711)
Net unrealized appreciation on portfolio investments	$12,997,221

Three Months Ended March 31, 2017
Realized losses	$(1,072,452)
Net change in unrealized depreciation on investments	1,724,383
Net realized and unrealized gains/(losses) on investments	$651,931

As of March 31, 2017
Gross unrealized appreciation on portfolio investments	$11,776,189
Gross unrealized depreciation on portfolio investments	(37,308,106)
Net unrealized depreciation on portfolio investments	$(25,531,917)

Three Months Ended March 31, 2016
Realized gains	$3,314,843
Net change in unrealized depreciation on investments	(10,288,930)
Net realized and unrealized gains/(losses) on investments	$(6,974,087)

As of March 31, 2016
Gross unrealized appreciation on portfolio investments	$15,290,850
Gross unrealized depreciation on portfolio investments	(38,177,368)
Net unrealized depreciation on portfolio investments	$(22,886,518)

During the three months ended March 31, 2018, we recognized net realized losses of approximately $4,781,235 from the sale of investments, primarily Hightail. Realized losses were higher than those in the year-ago period due to the sale of Hightail.

During the three months ended March 31, 2018, net unrealized appreciation on total investments increased by $13,097,555. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of an increase in the fair value of our portfolio companies, notably Pivotal.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2018, the net increase in net assets resulting from operations totaled $5,569,417 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2018, was $0.76.

For the three months ended March 31, 2017, the net decrease in net assets resulting from operations totaled $95,459 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2017, was $(0.01).

For the three months ended March 31, 2016, the net decrease in net assets resulting from operations totaled $8,016,099 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2016, was $(1.04).

The increase in net assets resulting from operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is due primarily to an increase in unrealized appreciation from investments, most notably Pivotal.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2018, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $3.5 million and public securities with an aggregate cost of approximately $48,000. Since that date, we have sold public securities with an aggregate value of approximately $858,000.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of March 31, 2018, a portion of the Company’s assets (1.6%) was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures	As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting	There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f ) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended March

31, 2018, in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: May 10, 2018	By:
Kevin Landis Chief Executive Officer

Dated: May 10, 2018	By:
Omar Billawala Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002