Form 10-Q
period 2018-06-30
Firsthand Technology Value Fund, Inc.
filed 2018-08-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2018 or

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

[ ] Large Accelerated Filer	[X] Accelerated Filer
[ ] Non-accelerated Filer	[ ] Smaller Reporting Company (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.001 par value per share	7,302,146

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2018 (Unaudited) and December 31, 2017	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2018, and June 30, 2017, and for the Six Months Ended June 30, 2018, and June 30, 2017	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2018, and June 30, 2017, and for the Six Months Ended June 30, 2018, and June 30, 2017	5
	Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended June 30, 2018, and June 30, 2017, and for the Six Months Ended June 30, 2018, and June 30, 2017	6
	Selected Per Share Data and Ratios for the Six Months Ended June 30, 2018 (Unaudited) (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, and for the Year Ended December 31, 2013	7
	Consolidated Schedule of Investments as of June 30, 2018 (Unaudited) and for the Year Ended December 31, 2017	8
	Consolidated Notes To Financial Statements (Unaudited)	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION		48

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

SIGNATURES		50

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2018 (UNAUDITED)	AS OF DECEMBER 31, 2017
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$19,185,832	$33,014,039
Affiliated investments at acquisition cost	32,792,693	24,035,159
Controlled investments at acquisition cost	121,360,349	117,890,661
Total acquisition cost	$173,338,874	$174,939,859
Unaffiliated investments at market value	$27,266,079	$40,191,055
Affiliated investments at market value	23,287,015	24,656,252
Controlled investments at market value	145,181,022	109,992,218
Total market value * (Note 6)	195,734,116	174,839,525
Cash	19,720	110,077
Receivable for securities sold	602,333	—
Receivable from dividends and interest	2,794,095	1,794,003
Other assets	28,272	27,985
Total Assets	199,178,536	176,771,590
LIABILITIES
Incentive fees payable (Note 4)	6,865,832	1,691,040
Payable to affiliates (Note 4)	1,011,108	879,085
Deferred tax liability	5,083,597	—
Consulting fee payable	40,500	21,000
Accrued expenses and other payables	130,996	186,876
Total Liabilities	13,132,033	2,778,001
NET ASSETS	$186,046,503	$173,993,589
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,302	$7,302
Paid-in-capital	180,772,769	180,772,769
Accumulated net investment loss	(6,063,394)	(1,691,040)
Accumulated net realized loss from security transactions	(4,382,675)	(4,995,108)
Net unrealized appreciation (depreciation) on investments and warrants transactions	15,712,501	(100,334)
NET ASSETS	$186,046,503	$173,993,589
Shares of Common Stock outstanding	7,302,146	7,302,146
Net asset value per share (Note 2)	$25.48	$23.83

*	Includes warrants whose primary exposure is equity risk.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2018	JUNE 30, 2017	JUNE 30, 2018	JUNE 30, 2017
INVESTMENT INCOME
Unaffiliated interest	$6,124	$22,557	$4,108	$29,265
Affiliated/controlled interest	754,271	326,739	1,353,802	580,829
Affiliated/controlled loan origination income	21,000	—	21,000	—
TOTAL INVESTMENT INCOME	781,395	349,296	1,378,910	610,094
EXPENSES
Investment advisory fees (Note 4)	956,712	726,250	1,847,661	1,467,402
Administration fees	55,883	47,484	110,179	93,651
Custody fees	14,920	7,848	19,311	10,622
Transfer agent fees	8,436	7,506	16,759	14,701
Registration and filing fees	7,629	5,759	15,174	11,455
Professional fees	105,173	129,162	193,641	245,303
Printing fees	15,290	15,780	30,412	29,916
Trustees fees	50,000	25,000	100,000	50,000
Compliance fees	29,741	26,225	57,589	52,609
Miscellaneous fees	22,491	23,693	45,367	47,236
TOTAL GROSS EXPENSES	1,266,275	1,014,707	2,436,093	2,022,895
Incentive fee adjustments (Note 4)	3,000,192	—	5,174,792	—
TOTAL NET EXPENSES	4,266,467	1,014,707	7,610,885	2,022,895
NET INVESTMENT LOSS, BEFORE TAXES	(3,485,072)	(665,411)	(6,231,975)	(1,412,801)
Deferred tax benefit	1,859,621	—	1,859,621	—
Net investment loss, net of deferred taxes	(1,625,451)	(665,411)	(4,372,354)	(1,412,801)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	491,004	—	(908,492)	—
Non-affiliated/controlled and other assets	5,163,141	1,633,244	1,781,402	560,792
Deferred tax expense	(260,477)	—	(260,477)	—
Net realized gains, net of deferred taxes	5,393,668	1,633,244	612,433	560,792
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(1,116,171)	1,669,254	903,231	2,231,752
Affiliated/controlled investments	19,290,801	(12,128,244)	25,957,652	(11,347,022)
Affiliated/controlled warrants investments (1)	(8,776,609)	419,326	(4,365,307)	799,989
Deferred tax expense	(6,682,741)	—	(6,682,741)	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	2,715,280	(10,039,664)	15,812,835	(8,315,281)

Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	8,108,948	(8,406,420)	16,425,268	(7,754,489)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$6,483,497	$(9,071,831)	$12,052,914	$(9,167,290)
Net Increase /(Decrease) In Net Assets Per Share Resulting From Operations (2)	$0.89	$(1.22)	$1.65	$(1.23)

(1)	Primary exposure is equity risk.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)	FOR THE THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$6,483,497	$(9,071,831)	$12,052,914	$(9,167,290)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(5,320,611)	(997,510)	(28,806,771)	(8,509,165)
Proceeds from disposition of investments	10,665,632	13,532,515	41,704,456	18,918,692
Net purchases/sales from short-term investments	(3,748,355)	(4,046,511)	(10,423,790)	(3,345,725)
Increase (decrease) in dividends, interest, and reclaims receivable	(579,020)	(176,085)	(1,000,092)	(348,768)
Increase (decrease) in receivable in investment sold	(602,333)	—	(602,333)	—
Increase (decrease) in payable for investment purchased	—	90,066	—	(305,466)
Increase (decrease) in payable to affiliates	95,504	(814,480)	132,023	(46,945)
Increase (decrease) in incentive fees payable	3,000,192	—	5,174,792	—
Increase (decrease) in other assets	15,240	13,547	(287)	3,844
Decrease (increase) in accrued expenses and other payables	(41,834)	(135,071)	(36,380)	(66,468)
Increase (decrease) in deferred tax benefit	5,083,597	—	5,083,597	—
Net realized gain (loss) from investments	(5,654,145)	(1,633,244)	(872,910)	(560,792)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	(9,398,021)	10,039,664	(22,495,576)	8,315,281
Net cash (used in) operating activities	(657)	6,801,060	(90,357)	4,887,198

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	—	—

Net cash (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	(657)	6,801,060	(90,357)	4,887,198
Cash - beginning of period	20,377	20,385	110,077	1,934,247
Cash - end of period	$19,720	$6,821,445	$19,720	$6,821,445

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017
FROM OPERATIONS:
Net investment loss, net of deferred taxes	$(1,625,451)	$(665,411)	$(4,372,354)	$(1,412,801)
Net realized gains from security transactions and warrants transactions, net of deferred taxes	5,393,668	1,633,244	612,433	560,792
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	2,715,280	(10,039,664)	15,812,835	(8,315,281)
Net increase (decrease) in net assets from operations	6,483,497	(9,071,831)	12,052,914	(9,167,290)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	—	—
Net decrease in net assets from capital share transactions	—	—	—	—
TOTAL INCREASE/(DECREASE) IN NET ASSETS	6,483,497	(9,071,831)	12,052,914	(9,167,290)
NET ASSETS:
Beginning of period	179,563,006	148,816,932	173,993,589	148,912,391
End of period	$186,046,503	$139,745,101	$186,046,503	$139,745,101
Accumulated Net Investment Loss	$(1,625,451)	$(665,411)	$(6,063,394)	$(1,412,801)

COMMON STOCK ACTIVITY:
Shares repurchased	—	—	—	—
Net decrease in shares outstanding	—	—	—	—
Shares outstanding, beginning of period	7,302,146	7,430,697	7,302,146	7,430,697
Shares outstanding, end of period	7,302,146	7,430,697	7,302,146	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights

Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2018* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013
Net asset value at beginning of period	$23.83		$20.04		$22.79	$24.49		$28.32		$22.90
Income from investment operations:
Net investment loss, before deferred taxes	(0.85)		(0.62)		(0.52)	(0.06	)(1)	(1.26)		(1.42)
Deferred tax benefit	0.25		—		—	—		—		—
Net investment loss	(0.60)		(0.62)		(0.52)	(0.06)		(1.26)		(1.42)
Net realized and unrealized gains (losses) on investments, before deferred taxes	3.21		4.21		(2.76)	(1.78)		3.04		7.16
Deferred tax expense	(0.96)		—		—	—		—		—
Net realized and unrealized gains (losses) on investments	2.25		4.21		(2.76)	(1.78)		3.04		7.16
Total from investment operations	1.65		3.59		(3.28)	(1.84)		1.78		5.74
Distributions from:
Realized capital gains	—		—		—	—		(5.86)		(0.32)
Premiums from shares sold in offerings	—		—		—	—		—		—	(2)
Anti-dilutive effect from capital share transactions	—		0.20		0.53	0.14		0.25		—
Net asset value at end of period	$25.48		$23.83		$20.04	$22.79		$24.49		$28.32

Market value at end of period	$14.17		$8.96		$7.67	$8.17		$18.65		$23.17

Total return
Based on Net Asset Value	6.92	%(A)	18.91%		(12.07)%	(6.94)%		12.54%		25.30%
Based on Market Value	58.15	%(A)	16.82%		(6.12)%	(56.19)%		4.76%		34.61%

Net assets at end of period (millions)	$186.0		$174.0		$148.9	$175.6		$209.7		$256.9
Ratio of total expenses to average net assets:
Before tax expense	8.54	%(B)(3)	4.13	%(3)	2.90%	1.36	%(3)	5.29	%(3)	6.52	%(3)
Deferred tax expense (4)	5.70	%(B)	—		—	—		—		—
Total expenses	14.24	%(B)(3)	4.13%		2.90%	1.36%		5.29%		6.52%
Total expenses, excluding incentive fees	8.44	%(B)	2.98%		2.90%	2.68%		3.12%		2.67%
Ratio of net investment loss to average net assets:
Before tax benefit	(6.99	)%(B)(3)	(3.07)%		(2.36)%	(0.24)%		(4.31)%		(5.96)%
Deferred tax benefit (5)	2.09	%(B)	—		—	—		—		—
Net investment loss	(4.90	)%(B)	(3.07)%		(2.36)%	(0.24)%		(4.31)%		(5.96)%
Portfolio turnover rate	17	%(A)	22%		49%	22%		95%		17%

*	Consolidated.
(1)	Calculated using average shares outstanding.
(2)	Less than $0.005 per share.
(3)

Amount includes the incentive fee. For the period ended June 30, 2018, the year ended December 31, 2017, the year ended December 31, 2015, the year ended December 31, 2014 and the year ended December 31, 2013, the ratio of the incentive fee to average net assets was 5.80%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

(4)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(5)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock*(1)(7)	08/20/13	2,128,005	$10,108,024	$0
Consumer Electronics

EQX CAPITAL, INC (2.1%)	Common Stock*(1)(2)(7)	06/10/16	100,000	20,000	43,150
Equipment Leasing	Preferred Stock - Series A *(1)(2)(7)	06/10/16	4,000,000	4,000,000	3,844,800
					3,887,950

HERA SYSTEMS, INC. (1.7%)	Convertible Promissory Note
Aerospace	Matures January 2019
	Interest Rate 10% (1)(2)(7)	05/31/18	500,000	500,000	500,000
	Convertible Promissory Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	01/19/18	500,000	500,000	500,000
	Preferred Stock - Series A*(1)(2)(7)	09/18/15	3,642,324	2,000,000	194,864
	Preferred Stock - Series B*(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
	Preferred Stock Warrants - Series B*(1)(2)(7)	08/07/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B*(1)(2)(7)	09/28/17	700,000	0	155,540
					3,184,675
INTRAOP MEDICAL CORP. (13.8%)	Convertible Note
Medical Devices	Matures June 2020
	Interest Rate 15% (1)(2)(7)	05/31/17	1,000,000	1,000,000	1,000,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	09/28/17	1,500,000	1,500,000	1,500,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	07/13/17	1,000,000	1,000,000	1,000,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	07/08/14	2,000,000	2,000,000	2,000,000
	Convertible Note
	Matures June 2020
	Interest Rate 15% (1)(2)(7)	03/21/18	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)(7)	07/12/13	26,856,187	26,299,938	14,250,967

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Term Note
	Matures February 2020
	Interest Rate 8% (1)(2)(7)	02/10/17	2,000,000	$2,000,000	$2,000,000
	Term Note
	Matures February 2020
	Interest Rate 8% (1)(2)(7)	02/28/14	3,000,000	3,000,000	3,000,000
					25,750,967

NUTANIX, INC. (7.9%)	Common Stock*	05/15/15 - 08/23/16	283,772	4,258,512	14,634,122
Networking

PHUNWARE, INC. (6.4%)	Preferred Stock - Series E*(1)(3)(7)	03/14/14	3,257,328	9,999,997	11,835,827
Mobile Computing

PIVOTAL SYSTEMS CORP. (34.3%)	Common Stock*(1)(2)(7)	11/28/12 - 09/02/16	53,758,441	19,446,197	63,751,705
Semiconductor Equipment

QMAT, INC. (9.0%)	Preferred Stock - Series A*(1)(2)(5)(7)(8)	12/14/12 - 04/28/16	16,000,240	14,609,819	9,680,305
Advanced Materials	Preferred Stock - Series B*(1)(2)(7)	09/28/16 - 11/07/16	2,000,000	2,000,000	1,436,200
	Preferred Stock Warrants - Series A*(1)(2)(7)	12/14/12	2,000,000	0	417,200
	Preferred Stock Warrants - Series C *(1)(2)(7)	02/22/18	3,482,208	0	344,739
	Preferred Stock Warrants - Series C *(1)(2)(7)	03/13/18	350,000	0	34,650
	Preferred Stock Warrants - Series C *(1)(2)(7)	05/11/18	1,000,000	0	99,000
	Convertible Note
	Matures July 2018
	Interest Rate 8% (1)(2)(7	05/11/18	1,000,000	1,000,000	1,000,000
	Convertible Note
	Matures July 2018
	Interest Rate 8% (1)(2)(7)	02/22/18	3,482,209	3,482,209	3,482,209
	Convertible Note
	Matures July 2018
	Interest Rate 8% (1)(2)(7)	03/13/18	350,000	350,000	350,000
					16,844,303

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
QUICKLOGIC CORP. (0.7%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	$1,859,835	$1,380,000
Semiconductors
REVASUM, INC. (12.3%)	Preferred Stock - Series B*(1)(2)(7)	10/27/17 - 12/20/17	313,719	2,550,033	3,259,729
Semiconductor Equipment	Common Stock*(1)(2)(7)	11/14/16	10,000	1,000	50,997
	Preferred Stock - Series A*(1)(2)(7)	03/01/17	441,998	1,999,997	3,500,889
	Term Note
	Matures February 2020
	Interest Rate 5% (1)(2)(7)	03/01/17	840,186	840,186	840,186
	Preferred Stock - Series
	Seed*(1)(2)(7)	11/14/16	2,200,000	7,275,070	15,211,680
					22,863,481

ROKU, INC. (5.7%)	Common Stock*	05/26/15 - 08/06/15	250,000	2,312,500	10,655,000
Consumer Electronics

RORUS, INC. (0.0%)	Convertible Note
Water Purification	Matures June 2021
	Interest Rate 2% (1)(7)	10/04/16	50,000	50,000	0

SILICON GENESIS CORP. (2.6%)	Common Stock*(1)(2)(7)	04/18/11	921,892	169,045	10,786
Intellectual Property	Common Stock Warrants*(1)(2)(7)	04/18/11	37,982	6,678	220
	Common Stock Warrants*(1)(2)(7)	10/13/11	5,000,000	0	6,500
	Common Stock Warrants*(1)(2)(7)	02/06/12	3,000,000	0	3,900
	Preferred Stock - Series 1-C*(1)(2)(7)	04/18/11	82,914	109,518	52,037
	Preferred Stock - Series 1-D*(1)(2)(7)	04/18/11	850,830	431,901	142,939
	Preferred Stock - Series 1-E*(1)(2)(7)	04/18/11	5,704,480	2,372,403	1,718,189
	Preferred Stock - Series 1-F*(1)(2)(7)	04/18/11	912,453	456,389	374,836
	Preferred Stock - Series
	1-G*(1)(2)(5)(7)	03/10/16	48,370,793	4,500,969	2,291,808
	Preferred Stock - Series 1-H*(1)(2)(7)	03/10/16	837,942	936,895	192,643
					4,793,858

SVXR, INC. (2.2%)	Preferred Stock - Series A*(1)(3)(7)	01/11/17 - 06/20/18	6,156,316	3,057,534	3,057,534
Semiconductor Equipment	Convertible Note
	Matures December 2018
	Interest Rate 10% (1)(3)(7)	05/30/18	1,000,000	1,000,000	1,000,000
					4,057,534

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (1.7%)	Convertible Note
Consumer Electronics	Matures January 2019
	Interest Rate 10% (1)(2)(7)	01/29/16	300,000	$300,000	$112,290
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	04/20/16	500,000	500,000	187,150
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	06/21/16	150,000	150,000	56,145
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	12/13/16	500,000	500,000	187,150
	Convertible Note
	Matures January 2019
	Interest Rate 10% (1)(2)(7)	06/23/15	2,000,000	2,000,000	748,600
	Convertible Note
	Matures July 2018
	Interest Rate 10% (1)(2)(7)	05/03/17	300,000	300,000	112,290
	Preferred Stock - Series A*(1)(2)(7)	07/29/14	15,238,000	3,999,999	1,675,418
					3,079,043

UCT COATINGS, INC. (0.4%)	Common Stock*(1)(3)(7)	04/18/11	1,500,000	662,235	779,250
Advanced Materials	Common Stock Warrants*(1)(3)(7)	04/18/11	2,283	67	57
					779,307

VUFINE, INC. (0.5%)	Common Stock*(1)(2)(7)	02/26/15	750,000	15,000	0
Consumer Electronics	Convertible Note
	Matures July 2019
	Interest Rate 6% (1)(2)(7)	07/10/17	1,500,000	1,500,000	640,650
	Convertible Note
	Matures October 2019
	Interest Rate 12% (1)(2)(7)	10/16/17	250,000	250,000	106,775
	Convertible Note
	Matures July 2019
	Interest Rate 12% (1)(2)(7)	01/31/18	350,000	350,000	149,485
	Convertible Note
	Matures July 2019
	Interest Rate 12% (1)(2)(7)	06/19/18	300,000	300,000	128,130
	Preferred Stock - Series A*(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
					1,025,040

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (3.6%)	Preferred Stock -
Automotive	Series C*(1)(3)(4)(5)(7)	04/11/13	2,267,659	$6,837,983	$496,844
	Preferred Stock - Series D *(1)(3)(7)	12/15/14	1,100,978	3,375,887	312,017
	Preferred Stock - Series E *(1)(3)(7)	07/10/15	450,814	1,658,996	137,273
	Preferred Stock - Series F *(1)(3)(7)	08/31/17	90,707	499,995	41,517
	Preferred Stock Warrants - Series F *(1)(3)(7)	04/09/18	13,606	0	15
	Preferred Stock Warrants - Series F *(1)(3)(7)	04/26/18	6,803	0	8
	Preferred Stock Warrants - Series F*(1)(3)(7)	06/21/18	4,000,000	0	1,827,200
	Preferred Stock Warrants - Series F*(1)(3)(7)	05/01/18	7,400,000	0	3,380,320
	Preferred Stock Warrants - Series F*(1)(3)(7)	06/21/18	4,000,000	0	4,800
	Preferred Stock Warrants - Series F*(1)(3)(7)	05/01/18	7,400,000	0	8,880
	Preferred Stock Warrants - Series F*(1)(3)(7)	02/07/18	11,338	0	12
	Preferred Stock Warrants - Series F*(1)(3)(7)	08/31/17	18,141	0	20
	Convertible Note
	Matures December 2018
	Interest Rate 12% (1)(3)(7)	05/01/18	3,700,000	3,700,000	263,181
	Convertible Note
	Matures December 2018
	Interest Rate 12% (1)(3)(7)	06/21/18	2,000,000	2,000,000	142,260
					6,614,347

INVESTMENT COMPANY (0.3%)	Fidelity Investments Money Market
	Treasury Portfolio - Class I (6)	Various	596,957	596,957	596,957

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TOTAL INVESTMENTS (Cost $173,338,874) — 105.2%					$195,734,116
LIABILITIES IN EXCESS OF OTHER ASSETS — (5.2)%					(9,687,613)
NET ASSETS — 100.0%					$186,046,503

*	Non-income producing security.

(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See Note 3). At June 30, 2018, we held $168,468,037 (or 90.6% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.

(3)	Affiliated issuer.

(4)	A portion represents position held in Firsthand Holdings, Ltd. (See Note 1).

(5)	A portion represents position held in Firsthand Development, Ltd. (See Note 1).

(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

(7)	Fair Value Level 3 Security.

(8)	A portion represents position held in Firsthand Investments, Ltd. (See Note 1).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock*(1)(7)	08/20/13	2,128,005	$10,108,024	$0
Consumer Electronics
EQX CAPITAL, INC. (2.3%)	Common Stock*(1)(2)(7)	06/10/16	100,000	20,000	44,810
Equipment Leasing	Preferred Stock - Series A *(1)(2)(7)	06/10/16	4,000,000	4,000,000	3,975,200
					4,020,010

HERA SYSTEMS, INC. (1.2%)	Preferred Stock - Series A*(1)(2)(7)	09/18/15	3,642,324	2,000,000	154,799
Aerospace	Preferred Stock - Series B*(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
	Preferred Stock Warrants - Series B*(1)(2)(7)	08/07/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B*(1)(2)(7)	09/28/17	700,000	0	155,540
					2,144,610

HIGHTAIL, INC. (4.9%)	Preferred Stock - Series E *(1)(4)(7)	03/27/14	2,268,602	9,620,188	8,561,704
Cloud Computing
INTRAOP MEDICAL CORP. (12.1%)	Convertible Note (1)(2)(7)
Medical Devices	Matures June 2020
	Interest Rate 15%	05/31/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7)
	Matures June 2020
	Interest Rate 15%	09/28/17	1,500,000	1,500,000	1,500,000
	Convertible Note (1)(2)(7)
	Matures June 2020
	Interest Rate 15%	07/13/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7)
	Matures June 2020
	Interest Rate 15%	07/08/14	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)(7)	07/12/13	26,856,187	26,299,938	11,479,677
	Term Note (1)(2)
	Matures February 2020
	Interest Rate 8%	02/10/17	2,000,000	2,000,000	2,000,000
	Term Note (1)(2)(7)
	Matures February 2020
	Interest Rate 8%	02/28/14	3,000,000	3,000,000	3,000,000
					20,979,677

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
NUTANIX, INC. (9.3%)	Common Stock*	05/15/15 - 08/23/16	458,772	$7,358,112	$16,185,476
Networking

PHUNWARE, INC. (6.9%)	Preferred Stock - Series E*(1)(3)(7)	03/14/14	3,257,328	9,999,997	12,018,563
Mobile Computing

PIVOTAL SYSTEMS CORP. (19.9%)	Common Stock Warrants - Class B*(1)(2)(7)	02/12/16	18,180,475	0	8,741,172
Semiconductor Equipment	Preferred Stock Warrants - Series D*(1)(2)(7)	09/02/16	4,158,654	0	618,392
	Preferred Stock - Series A*(1)(2)(7)	11/28/12 - 04/30/14	11,914,217	6,000,048	8,453,614
	Preferred Stock - Series B*(1)(2)(7)	04/30/14	13,065,236	6,321,482	9,270,308
	Preferred Stock - Series C*(1)(2)(7)	12/31/14	2,291,260	2,657,862	2,560,254
	Preferred Stock - Series D*(1)(2)(7)	09/02/16	6,237,978	3,975,801	5,009,720
					34,653,460

QMAT, INC. (13.4%)	Preferred Stock - Series A*(1)(2)(7)	12/14/12 - 04/28/16	16,000,240	16,000,240	17,394,341
Advanced Materials	Preferred Stock - Series B*(1)(2) (7)	09/28/16 - 11/07/16	2,000,000	2,000,000	2,132,600
	Preferred Stock Warrants - Series A*(1)(2)	12/14/12	2,000,000	0	1,086,600
	Convertible Note
	Matures March 2019
	Interest Rate 8% (1)(2)(7)	12/29/17	2,745,485	2,745,485	2,745,485
					23,359,026

QUICKLOGIC CORP. (1.2%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	1,859,835	2,088,000
Semiconductors

REVASUM, INC. (8.5%)	Preferred Stock - Series B (1)(2)(7)(8)	10/27/17 - 12/20/17	313,719	2,550,033	2,550,033
Semiconductor Equipment	Common Stock*(1)(2)(7)	11/14/16	10,000	1,000	29,908
	Preferred Stock - Series A*(1)(2)(7)	03/01/17	441,998	1,999,997	2,256,355
	Term Note (1)(2)(7)
	Matures February 2020
	Interest Rate 5%	03/01/17	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series
	Seed* (1)(2)(7)	11/14/16	2,200,000	7,284,145	8,966,760
					14,803,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ROKU, INC. (6.7%)	Common Stock*(1)(7)	05/26/15 - 08/06/15	250,000	$2,312,500	$11,650,500
Consumer Electronics

RORUS, INC. (0.0%)	Convertible Note (1)(7)
Water Purification	Matures June 2021
	Interest Rate 2%	10/04/16	50,000	50,000	0

SILICON GENESIS CORP. (3.5%)	Common Stock*(1)(2)(7)	04/18/11	921,892	169,045	16,871
Intellectual Property	Common Stock Warrants*(1)(2)(7)	04/18/11	5,000,000	0	11,000
	Common Stock Warrants*(1)(2)(7)	10/13/11	37,982	6,678	357
	Common Stock Warrants*(1)(2)(7)	02/06/12	3,000,000	0	6,600
	Preferred Stock - Series 1-C*(1)(2)(7)	04/18/11	82,914	109,518	74,258
	Preferred Stock - Series 1-D*(1)(2)(7)	04/18/11	850,830	431,901	205,646
	Preferred Stock - Series 1-E*(1)(2)(7)	04/18/11	5,704,480	2,459,808	2,063,310
	Preferred Stock - Series 1-F*(1)(2)(7)	04/18/11	912,453	475,674	456,318
	Preferred Stock - Series
	1-G*(1)(2)(5)(7)	03/10/16	48,370,793	4,583,405	3,023,658
	Preferred Stock - Series 1-H*(1)(2)(7)	03/10/16	837,942	946,502	236,551
					6,094,569

SVXR, INC. (1.2%)	Preferred Stock - Series A*(1)(3)(7)	01/11/17	2,013,491	1,000,000	1,000,000
Semiconductor Equipment	Convertible Note (1)(2)(7)
	Matures December 2018
	Interest Rate 10% (1)(2)(7)	12/21/17	1,000,000	1,000,000	1,000,000
					2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (0.9%)	Convertible Note (1)(2)(7)
Consumer Electronics	Matures January 2018
	Interest Rate 10%	01/29/16	300,000	$300,000	$45,321
	Convertible Note (1)(2)(7)
	Matures January 2018
	Interest Rate 10%	04/20/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7)
	Matures January 2018
	Interest Rate 10%	06/21/16	150,000	150,000	22,661
	Convertible Note (1)(2)(7)
	Matures January 2018
	Interest Rate 10%	12/13/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7)
	Matures January 2018
	Interest Rate 10%	06/23/15	2,000,000	2,000,000	302,140
	Convertible Note (1)(2)(7)
	Matures January 2018
	Interest Rate 10%	05/03/17	300,000	300,000	45,321
	Preferred Stock - Series A*(1)(2)(7)	07/29/14	15,238,000	3,999,999	937,137
					1,503,650

UCT COATINGS, INC.(0.5%)	Common Stock*(1)(3)(7)	04/18/11	1,500,000	662,235	922,050
Advanced Materials	Common Stock Warrants*(1)(3)(7)	04/18/11	2,283	67	4
					922,054

VUFINE, INC. (0.8%)	Common Stock*(1)(2)(7)	02/26/15	750,000	15,000	0
Consumer Electronics	Convertible Note (1)(2)(7)
	Matures July 2019
	Interest Rate 6%	07/10/17	1,500,000	1,500,000	1,229,280
	Preferred Stock - Series A*(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
	Convertible Note (1)(2)(7)
	Matures October 2019
	Interest Rate 12%	10/16/17	250,000	250,000	204,880
					1,434,160

WRIGHTSPEED, INC. (6.2%)	Preferred Stock - Series C*(1)(3)(4)(7)	04/11/13	2,267,659	6,837,983	5,704,296
Automotive	Preferred Stock - Series D *(1)(3)(7)	12/15/14	1,100,978	3,375,887	3,161,018
	Preferred Stock - Series E *(1)(3)(7)	07/10/15	450,814	1,658,996	1,350,323
	Preferred Stock - Series F *(1)(3)(7)	08/31/17	90,707	499,995	471,295
	Preferred Stock Warrants - Series F*(1)(3)(7)	08/31/17	18,141	0	28,703
					10,715,635

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/ PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (1.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	Various	1,705,375	$1,705,375	$1,705,375

TOTAL INVESTMENTS (Cost $174,939,859) — 100.5%					174,839,525

LIABILITIES IN EXCESS OF OTHER ASSETS — (0.5)%					(845,936)

NET ASSETS — 100.0%					$173,993,589

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At December 31, 2017, we held $154,860,674 (or 89.0% of net assets) in restricted securities (see Note 2).
(2)	Controlled Investments.
(3)	Affiliated issuer.
(4)	A portion represents position held in Firsthand Holdings, Ltd. (see Note 1).
(5)	A portion represents position held in Firsthand Development, Ltd. (see Note 1).
(6)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(7)	Fair Value Level 3 Security.
(8)	A portion represents position held in Firsthand Investments, Ltd. (see Note 1).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements

june 30, 2018 (unaudited)

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. (“FHL”), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at June 30, 2018, were $324,268 or 0.2% of the Company’s consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd (“FDL”), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at June 30, 2018, were $5,634,830 or 3.0% of the Company’s consolidated net assets. On November 10, 2017, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidary (as defined by the 1940 Act) of FVI named Firsthand Investments, Ltd. (“FIL”), a Cayman Islands corporation formed on November 15, 2017. The net assets of FIL at June 30, 2018, were $5,747,595 or 3.1% of the Company’s consolidated net assets. The financial statements of the Company, FVI, FHL, FDL, and FIL are presented in the report on a consolidated basis.

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

june 30, 2018 (unaudited)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On June 30, 2018, our financial statements include venture capital investments valued at approximately $104,716,332. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2018, and December 31, 2017, we held $168,468,037 and $154,860,674, in restricted securities, respectively.

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

INCOME TAXES. Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with this quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

june 30, 2018 (unaudited)

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

The Company had no option transactions for the six months ended June 30, 2018.

The average volume of the Company’s derivatives during the six months ended June 30, 2018, is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (SHARES)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	41,289,509	—

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

june 30, 2018 (unaudited)

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

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

june 30, 2018 (unaudited)

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2017, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2018, there was an incentive fee payable for $6,865,832. As of December 31, 2017, there was an incentive fee payable for $1,691,040.

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

june 30, 2018 (unaudited)

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

june 30, 2018 (unaudited)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2018:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$779,250
Consumer Electronics	10,655,000	—	—
Equipment Leasing	—	—	43,150
Intellectual Property	—	—	10,786
Networking	14,634,122	—	—
Semiconductors	—	—	63,802,702
Semiconductor Equipment	1,380,000	—	—
Total Common Stocks	26,669,122	—	64,635,888
Preferred Stocks
Advanced Materials	—	—	11,116,505
Aerospace	—	—	648,179
Automotive	—	—	987,651
Consumer Electronics	—	—	1,675,418
Equipment Leasing	—	—	3,844,800
Intellectual Property	—	—	4,772,452
Medical Devices	—	—	14,250,967
Mobile Computing	—	—	11,835,827
Semiconductor Equipment	—	—	25,029,832
Total Preferred Stocks	—	—	74,161,631
Asset Derivatives *
Equity Contracts	—	—	7,664,017
Total Asset Derivatives	—	—	7,664,017

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Convertible Notes
Advanced Materials	$—	$—	$4,832,209
Aerospace	—	—	1,000,000
Automotive	—	—	405,441
Consumer Electronics	—	—	2,428,665
Medical Devices	—	—	11,500,000
Semiconductor Equipment	—	—	1,840,186
Total Convertible Notes	—	—	22,006,501
Mutual Funds	596,957	—	—
Total	$27,266,079	$—	$168,468,037

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of June 30, 2018.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/18
Common Stocks
Advanced Materials	$922,050	$—	$—	$—	$(142,800)	$—	$779,250
Consumer Electronics	11,650,500	—	(2,312,500)	—	(9,338,000)	—	—
Equipment Leasing	44,810	—	—	—	(1,660)	—	43,150
Intellectual Property	16,871	—	—	—	(6,085)	—	10,786
Semiconductor Equipment	29,908	21,869,876	(2,914,684)	491,004	44,326,598	—	63,802,702
Preferred Stocks
Advanced Materials	19,526,941	14,609,819	(14,609,819)	(1,390,421)	(7,020,015)	—	11,116,505
Aerospace	608,114	—	—	—	40,065	—	648,179
Automotive	10,686,932	—	—	—	(9,699,281)	—	987,651
Cloud Computing	8,561,704	—	(5,462,741)	(4,157,447)	1,058,484	—	—
Consumer Electronics	937,137	—	—	—	738,281	—	1,675,418

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3) (continued)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/31/18
Equipment Leasing	$3,975,200	$—	$—	$—	$(130,400)	$—	$3,844,800
Intellectual Property	6,059,741	—	(198,730)	—	(1,088,559)	—	4,772,452
Medical Devices	11,479,677	—	—	—	2,771,290	—	14,250,967
Mobile Computing	12,018,563	—	—	—	(182,736)	—	11,835,827
Semiconductor Equipment	40,067,044	8,782,604	(25,680,263)	(9,075)	1,869,522	—	25,029,832
Asset Derivatives
Equity Contracts	12,029,324	—	—	—	(4,365,307)	—	7,664,017
Convertible Notes
Advanced Materials	2,745,485	4,832,209	(2,745,485)	—	—	—	4,832,209
Aerospace	—	1,000,000	—	—	—	—	1,000,000
Automotive	—	5,950,000	(250,000)	—	(5,294,559)	—	405,441
Consumer Electronics	2,000,673	650,000	—	—	(222,008)	—	2,428,665
Medical Devices	9,500,000	2,000,000	—	—	—	—	11,500,000
Semiconductor Equipment	2,000,000	2,000,000	(2,159,814)	—	—	—	1,840,186
Water Purification	—	—	—	—	—	—	—
Total	$154,860,674	$61,694,508	$(56,334,036)	$(5,065,939)	$13,312,830	$—	$168,468,037

(1)	The net change in unrealized depreciation from Level 3 instruments held as of June 30, 2018, was $46,595,021.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2018.

	FAIR VALUE AT 6/30/18	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$17.6M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	9.2x - 11.3x (10.3x) 5 years (5 years) 50.0% (50.0%) 2.73% (2.73%) 70% - 100% (71.0%) 0.0% - 22.7% (1.0%)

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

june 30, 2018 (unaudited)

(continued)	FAIR VALUE AT 6/30/18	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Aerospace	$3.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.73% (2.73%)
Direct venture capital investments: Automotive	$6.6M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 2.63% (2.63%)
Direct venture capital investments: Consumer Electronics	$4.1M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model	Revenue Multiple Going Concern Probability Years to Maturity Volatility Risk-Free Rate	1.8x - 2.1x (1.0x) 50% - 60% (52%) 1 year - 5 years (2.0 years) 60.0% - 70.0% (67.5%) 2.33% (2.33%)
Direct venture capital investments: Equipment Leasing	$3.9M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 2.73% (2.73%)
Direct venture capital investments: Intellectual Property	$4.8M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55.0% (55.0%) 2.73% (2.73%) 0.0% - 24.3% (0.1%) -43.8% (-43.8%)
Direct venture capital investments: Medical Devices	$25.8M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.0x - 3.2x (3.1x) 4 years (4 years) 50.0% (50.0%) 2.68% (2.68%)
Direct venture capital investments: Mobile Computing	$11.8M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	2 years (2 years) 60.0% (60.0%) 2.52% (2.52%) 50.0% (50.0%)
Direct venture capital investments: Semiconductor Equipment	$90.7M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	1.1x - 1.6x (1.4x) 5 years (5 years) 40.0% - 60.0% (48.6%) 2.73% (2.73%) 0.0% - 25.8% (9.3%)

NOTE 7. FEDERAL INCOME TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with this quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. The Company’s engaging in investment activities through FVI did not, in our view, jeopardize the Company’s ability to continue to qualify as a RIC under the Code at that time when the Company was eligible to be treated as a RIC.

The following information is based upon the federal income tax cost of portfolio investments as of June 30, 2018.

Gross unrealized appreciation	$82,860,547
Gross unrealized depreciation	(60,465,305)
Net unrealized appreciation	$22,395,242
Federal income tax cost	$173,338,874

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

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the six months ended June 30, 2018.

PURCHASES AND SALES
Purchases of investment securities	$28,806,770
Proceeds from sales and maturities of investment securities	$41,704,457

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

On November 10, 2017, the Board of Directors of the Company approved a discretionary share purchase plan (the “Plan”). Pursuant to the Plan, the Company was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Company to acquire its own shares in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. Through the closing of the Plan at the end of March, we had repurchased and retired 128,551 shares of stock at a total cost of approximately $1.1 million. Purchases under the Plan were restricted during certain months in order to comply with SEC rules regarding material nonpublic information. As of June 30, 2018, the Company had 7,302,146 shares outstanding.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2017, through June 30, 2018, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
EQX Capital, Inc. Common Stock	$44,810	$—	$—	$—	$—	$(1,660)	$43,150	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,200	—	—	—	—	(130,400)	3,844,800	4,000,000
Hera Systems, Inc. Series A Preferred*	154,799	—	—	—	—	40,065	194,864	3,642,324
Hera Systems Convertible Note	—	500,000	22,639	—	—	—	500,000	500,000
Hera Systems Convertible Note	—	500,000	4,306	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	453,315	—	—	—	—	—	453,315	2,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS* (continued)	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
Hera Systems, Inc. Series B Warrants*	$1,380,956	$—	$—	$—	$—	$—	$1,380,956	6,214,922
IntraOp Medical Corp. Series C Preferred*	11,479,677	—	—	—	—	2,771,290	14,250,967	26,856,187
IntraOp Medical Corp. Convertible Note*	1,000,000	—	113,168	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	74,384	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	1,500,000	—	111,575	—	—	—	1,500,000	1,500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	74,384	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	2,000,000	83,836	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Term Note*	3,000,000	—	119,014	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	79,342	—	—	—	2,000,000	2,000,000
Phunware, Inc.Preferred Stock - Series E	12,018,563	—	—	—	—	(182,736)	11,835,827	3,257,328
Pivotal Systems, Series A Preferred*	8,453,614	—	—	(6,000,047)	—	(2,453,567)	—	—
Pivotal Systems, Series B Preferred*	9,270,308	—	—	(6,321,483)	—	(2,948,825)	—	—
Pivotal Systems, Series C Preferred*	2,560,254	—	—	(2,657,862)	—	97,608	—	—
Pivotal Systems, Series D Preferred*	5,009,720	—	—	(3,975,801)	—	(1,033,919)	—	—

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS* (continued)	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
Pivotal Systems, Series D Warrants*	$618,392	$—	$—	$—	$—	$(618,392)	$—	—
Pivotal Systems, Common Stocks Warrants - Class B*	8,741,172	—	—	—	—	(8,741,172)	—	—
Pivotal Systems Corp., Common Stock*	—	21,869,876	—	(2,914,684)	491,004	44,305,509	63,751,705	53,758,441
QMAT, Preferred Stock Series A*	17,394,341	14,609,819	—	(14,609,819)	(1,390,421)	(6,323,615)	9,680,305	16,000,240
QMAT, Preferred Stock Series B*	2,132,600	—	—	—	—	(696,400)	1,436,200	2,000,000
QMAT, Series A Warrant*	1,086,600	—	—	—	—	(669,400)	417,200	2,000,000
QMAT, Preferred Stock Warrants - Series B*	—	—	—	—	—	344,739	344,739	3,482,208
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	34,650	34,650	350,000
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	99,000	99,000	1,000,000
QMAT, Convertible Note*	—	3,482,209	98,456	—	—	—	3,482,209	3,482,209
QMAT, Convertible Note*	—	1,000,000	11,178	—	—	—	1,000,000	1,000,000
QMAT, Convertible Note*	2,745,485	—	31,291	(2,745,485)	—	—	—	—
QMAT, Convertible Note*	—	350,000	8,433	—	—	—	350,000	350,000
Revasum, Preferred Stock Series B*	2,550,033	—	—	—	—	709,696	3,259,729	313,719

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS* (continued)	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
Revasum, Term Note*	$1,000,000	$—	$24,005	$(159,814)	$—	$—	$840,186	840,186
Revasum, Common Stock*	29,908	—	—	—	—	21,089	50,997	10,000
Revasum, Preferred Stock - Series Seed	8,966,760	6,725,070	—	(6,725,070)	(9,075)	6,253,995	15,211,680	2,200,000
Revasum, Preferred Stock Series A*	2,256,355	—	—	—	—	1,244,534	3,500,889	441,998
Silicon Genesis Corp., Common *	16,871	—	—	—	—	(6,085)	10,786	921,892
Silicon Genesis Corp., Common Warrants*	357	—	—	—	—	(137)	220	37,982
Silicon Genesis Corp., Common Warrants*	11,000	—	—	—	—	(4,500)	6,500	5,000,000
Silicon Genesis Corp., Common Warrants*	6,600	—	—	—	—	(2,700)	3,900	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	74,258	—	—	—	—	(22,221)	52,037	82,914
Silicon Genesis Corp., Series 1-D Preferred*	205,646	—	—	—	—	(62,707)	142,939	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,063,310	—	—	(87,402)	—	(257,719)	1,718,189	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	456,318	—	—	(19,285)	—	(62,197)	374,836	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,023,658	—	—	(82,436)	—	(649,414)	2,291,808	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	236,551	—	—	(9,606)	—	(34,302)	192,643	837,942
SVXR, Inc., Preferred Stock Series A	1,000,000	2,057,534	—	—	—	—	3,057,534	6,156,316

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS* (continued)	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
SVXR, Inc. Convertible Note	$—	$1,000,000	$8,493	$—	$—	$—	$1,000,000	1,000,000
SVXR, Inc. Convertible Note	1,000,000	1,000,000	57,534	(2,000,000)	—	—	—	—
Telepathy Investors, Inc. Convertible Note*	302,140	—	120,566	—	—	446,460	748,600	2,000,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	15,083	—	—	66,969	112,290	300,000
Telepathy Investors, Inc. Convertible Note*	22,661	—	8,227	—	—	33,484	56,145	150,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	27,274	—	—	111,615	187,150	500,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	17,752	—	—	66,969	112,290	300,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	28,359	—	—	111,615	187,150	500,000
Telepathy Investors, Inc. Series A Preferred*	937,137	—	—	—	—	738,281	1,675,418	15,238,000
UCT Coatings, Inc.Common Stock	922,050	—	—	—	—	(142,800)	779,250	1,500,000
UCT Coatings, Inc.Common Stock Warrants	4	—	—	—	—	53	57	2,283
Vufine, Inc., Common Stock*	—	—	—	—	—	—	—	750,000
Vufine, Inc., Convertible Note*	1,229,280	—	89,260	—	—	(588,630)	640,650	1,500,000
Vufine, Inc., Convertible Note*	204,880	—	14,877	—	—	(98,105)	106,775	250,000
Vufine, Inc., Convertible Note*	—	350,000	17,375	—	—	(200,515)	149,485	350,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS* (continued)	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
Vufine, Inc., Convertible Note*	$—	$300,000	$1,184	$—	$—	$(171,870)	$128,130	300,000
Vufine, Inc., Preferred Stock Series A	—	—	—	—	—	—	—	22,500,000
Wrightspeed, Inc., Series C Preferred Stock	5,704,296	—	—	—	—	(5,207,452)	496,844	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,161,018	—	—	—	—	(2,849,001)	312,017	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,350,323	—	—	—	—	(1,213,050)	137,273	450,814
Wrightspeed, Inc., Series F Preferred Stock	471,295	—	—	—	—	(429,778)	41,517	90,707
Wrightspeed, Inc., Series F Preferred Stock Warrants	—	—	—	—	—	15	15	13,606
Wrightspeed, Inc., Series F Preferred Stock Warrants	—	—	—	—	—	8	8	6,803
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	1,827,200	1,827,200	4,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	3,380,320	3,380,320	7,400,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	4,800	4,800	4,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	8,880	8,880	7,400,000
Wrightspeed, Inc. Series F Warrants	28,703	—	—	—	—	(28,683)	20	18,141
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	12	12	11,338

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

JUNE 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS* (continued)	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE AT 6/30/18	SHARES HELD/PAR VALUE AT 6/30/18
Wrightspeed Convertible Note	$—	$3,700,000	$75,233	$—	$—	$(3,436,819)	$263,181	3,700,000
Wrightspeed Convertible Note	—	2,000,000	6,667	—	—	(1,857,740)	142,260	2,000,000
Wrightspeed Convertible Note	—	300,000	2,170	(300,000)	—	—	—	—
Wrightspeed Convertible Note	—	150,000	247	(150,000)	—	—	—	—
Wrightspeed Convertible Note	—	250,000	6,822	(250,000)	—	—	—	—
Total Affiliates and Controlled Investments	$134,648,470		$1,353,134		$(908,492)	$21,592,345	$168,468,037
Total Affiliates	25,656,252		157,166		—	(10,126,771)	23,287,015
Total Controlled Investments	$108,992,218		$1,195,968		$(908,492)	$31,719,116	$145,181,022

*	Controlled investment.

As of June 30, 2018, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

OVERVIEW

We are an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we are treated as a corporation and are subject to federal and state taxes on our income. FCM serves as our investment adviser and manages the investment process on a daily basis.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $195.7 million as of June, 2018, as compared to approximately $174.8 million as of December 31, 2017.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2018, and December 31, 2017.

	June 30, 2018	December 31, 2017
Semiconductor Equipment	48.8%	29.6%
Medical Devices	13.8%	12.1%
Advanced Materials	9,4%	13.9%
Networking	7.9%	9.3%
Consumer Electronics	7.9%	8.4%
Mobile Computing	6.4%	6.9%
Automotive	3.6%	6.2%
Intellectual Property	2.6%	3.5%
Equipment Leasing	2.1%	2.3%
Aerospace	1.7%	1.2%
Semiconductor	0.7%	1.2%
Cloud Computing	0.0%	4.9%
Water Purification	0.0%	0.0%
Exchange-Traded/Money Market Funds	0.3%	1.0%
(Liabilities)/Other Assets	(5.2%)	(0.5%)
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2018, to the three months ended June 30, 2017.

INVESTMENT INCOME

For the three months ended June 30, 2018, we had investment income of $781,395 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Telepathy Investors, Wrightspeed and IntraOp Medical Corp.

For the three months ended June 30, 2017, we had investment income of $349,296 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Telepathy Investors, and IntraOp Medical Corp.

The higher level of investment income in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due to new convertible note investments in Wrightspeed and QMAT.

OPERATING EXPENSES

Net operating expenses totaled approximately $4,266,467 during the three months ended June 30, 2018, and $1,014,707 during the three months ended June 30, 2017.

Significant components of net operating expenses for the three months ended June 30, 2018, were management fee expense of $956,712, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $3,000,192, and professional fees (audit, legal, and consulting) of $105,173. Significant components of operating expenses for the three months ended June 30, 2017, were management fee expense of $726,250, and professional fees (audit, legal, and consulting) of $129,162.

The higher level of net operating expenses for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual in the three months ended June 30, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

The net investment loss before taxes was $3,485,072 for the three months ended June 30, 2018, and $665,411 for the three months ended June 30, 2017.

The greater net investment loss in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual in the three months ended June 30, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three month periods ended June 30, 2018, and June 30, 2017, is shown below.

Three Months Ended June 30, 2018
Realized gains	$5,654,145
Net change in unrealized appreciation on investments	9,398,021
Deferred tax	(6,943,218)
Net realized and unrealized gains on investments, net of deferred taxes	$8,108,948

As of June 30, 2018
Gross unrealized appreciation on portfolio investments	$82,860,547
Gross unrealized depreciation on portfolio investments	(60,465,305)
Net unrealized appreciation on portfolio investments	$22,395,242

Three Months Ended June 30, 2017
Realized gains	$1,633,244
Net change in unrealized depreciation on investments	(10,039,664)
Net realized and unrealized loss on investments	$(8,406,420)

As of June 30, 2017
Gross unrealized appreciation on portfolio investments	$12,956,208
Gross unrealized depreciation on portfolio investments	(48,527,789)
Net unrealized depreciation on portfolio investments	$(35,571,581)

During the three months ended June 30, 2018, we recognized net realized gains of $5,654,145. Realized gains were higher than those in the year-ago period due to the sale of a portion of our Nutanix shares.

During the three months ended June 30, 2018, net unrealized appreciation on total investments increased by $9,398,021. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of an increase in the valuations of our Pivotal Systems and Revasum holdings.

During the three months ended June 30, 2017, we recognized net realized gains of $1,633,244.

During the three months ended June 30, 2017, net unrealized depreciation on total investments increased by $10,039,664. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of declines in the valuations of our holdings in IntraOp Medical, Silicon Genesis, and Telepathy Investors.

INCOME AND EXCISE TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with this quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter. For the period ending June 30, 2018, we have booked a deferred tax liability of $5,083,597. For the three months ended June 30, 2017, we qualified as a RIC and, therefore, made no provision for income taxes.

NET INCREASE/(decrease) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $6,483,497, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2018, was $0.89.

For the three months ended June 30, 2017, the net decrease in net assets resulting from operations totaled $9,071,831, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2017, was $(1.22).

The greater increase in net assets resulting from operations for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, is due primarily to an increase in the valuation of certain of our investments, primarily Pivotal Systems and Revasum.

The following information is a comparison for the six months ended June 30, 2018, and the six months ended June 30, 2017.

INVESTMENT INCOME

For the six months ended June 30, 2018, we had investment income of $1,378,910 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Telepathy Investors, Wrightspeed and IntraOp Medical Corp.

For the six months ended June 30, 2017, we had investment income of $610,094 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Pivotal Systems, Telepathy Investors, and IntraOp Medical Corp.

The higher level of investment income in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to increases in convertible note investments, primarily in Wrightspeed and QMAT.

OPERATING EXPENSES

Net operating expenses totaled approximately $7,610,885 during the six months ended June 30, 2018, and $2,022,895 during the six months ended June 30, 2017.

Significant components of net operating expenses for the six months ended June 30, 2018, were management fee expense of $1,847,661, professional fees (audit, legal, and consulting) of $193,641 and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $5,174,792. Significant components of operating expenses for the six months ended June 30, 2017, were management fee expense of $1,467,402 and professional fees (audit, legal, and consulting) of $245,303.

The higher level of net operating expenses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual for the six months ended June 30, 2018, which is an accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

The net investment loss before taxes was $6,231,975 for the six months ended June 30, 2018, and $1,412,801 for the six months ended June 30, 2017.

The greater net investment loss in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual for the six months ended June 30, 2018, which is an accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six month periods ended June 30, 2018, and June 30, 2017, is shown below.

Six Months Ended June 30, 2018
Realized gains	$872,910
Net change in unrealized depreciation on investments	22,495,576
Deferred tax	(6,943,218)
Net realized and unrealized gains on investments	$16,425,268

As of June 30, 2018
Gross unrealized appreciation on portfolio investments	82,860,547
Gross unrealized depreciation on portfolio investments	(60,465,305)
Net unrealized appreciation on portfolio investments	$22,395,242

Six Months Ended June 30, 2017
Realized gains	$560,792
Net change in unrealized depreciation on investments	(8,315,281)
Net realized and unrealized losses on investments	$(7,754,489)

As of June 30, 2017
Gross unrealized appreciation on portfolio investments	$12,956,208
Gross unrealized depreciation on portfolio investments	(48,527,789)
Net unrealized depreciation on portfolio investments	$(35,571,581)

During the six months ended June 30, 2018, we recognized net realized gains of $872,910 from the sale of investments. Realized gains were higher than those in the year-ago period due to the sale of a portion of our Nutanix shares.

During the six months ended June 30, 2018, net unrealized appreciation on total investments increased by $22,495,576. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by an increase in the valuations of our Pivotal Systems and Revasum investments.

During the six months ended June 30, 2017, we recognized net realized gains of $560,792 from the sale of investments.

During the six months ended June 30, 2017, net unrealized depreciation on total investments increased by $8,315,281. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by declines in the valuations of our holdings in Telepathy Investors, Intraop Medical, and Nutanix investments.

INCOME AND TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with this quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter. For the period ending June 30, 2018, we have booked a deferred tax liability of $5,083,597. For the six months ended June 30, 2017, we qualified as a RIC and, therefore, made no provisions for income taxes.

NET INCREASE/(decrease) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $12,052,914 and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2018 was $1.65.

For the six months ended June 30, 2017, the net decrease in net assets resulting from operations totaled $9,167,290 and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2018 was $(1.23).

The greater increase in net assets resulting from operations for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, is due primarily to the greater unrealized gains recognized for the six months ended June 30, 2018.

DISTRIBUTION POLICY

Our board of directors will determine the timing and amount, if any, of our distributions. We are not required to pay any minimum level of distributions of our income or capital gains.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2018, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased/sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $3.4 million and sold public securities with an aggregate value of approximately $3.8 million.

On June 28, 2018, Pivotal Systems closed the sale of 28,785,008 CHESS Depository Interests (“CDI”) in Australia, with each CDI representing one share of Pivotal common stock. Pivotal’s CDIs were listed and formally began trading on the Australian Securities Exchange (“ASX”) on July 2, 2018.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2018, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures	As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting	There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended June 30, 2018, in response to Item 1A of Part 1 of Form 10-K.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Dated: August 9, 2018	By:
Kevin Landis
Chief Executive Officer

Dated: August 9, 2018	By:
Omar Billawala
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002