Form 10-Q
period 2018-09-30
Firsthand Technology Value Fund, Inc.
filed 2018-11-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period of September 30, 2018 or

  [  ]  TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

(Exact Name of Registrant as Specified in Charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	27-3008946 (I.R.S. Employer Identification No)
150 Almaden Boulevard, Suite 1250 San Jose, California (Address of Principal Executive Offices)	95113 (Zip Code)

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

Class	Outstanding at October 31, 2018
Common Stock, $0.001 par value per share	7,178,770

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2018 (Unaudited) and December 31, 2017	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2018, and September 30, 2017, and for the Nine Months Ended September 30, 2018, and September 30, 2017	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2018, the Three Months Ended September 30, 2017, the Nine Months Ended September 30, 2018, and the Nine Months Ended September 30, 2017	6
	Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2018, and September 30, 2017, and for the Nine Months Ended September 30, 2018, and September 30, 2017	7
	Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2018 (Unaudited) (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), for the Year Ended December 31, 2014, and for the Year Ended December 31, 2013	8
	Consolidated Schedule of Investments as of September 30, 2018 (Unaudited) and for the Year Ended December 31, 2017	10
	Consolidated Notes To Financial Statements (Unaudited)	21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II. OTHER INFORMATION		52
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53
SIGNATURES		54

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2018 (UNAUDITED)	AS OF DECEMBER 31, 2017
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$5,970,448	$33,014,039
Affiliated investments at acquisition cost	30,902,277	24,035,159
Controlled investments at acquisition cost	123,316,667	117,890,661
Total acquisition cost	$160,189,392	$174,939,859
Unaffiliated investments at market value	$23,115,200	$40,191,055
Affiliated investments at market value	25,187,934	24,656,252
Controlled investments at market value	194,741,059	109,992,218
Total market value * (Note 6)	243,044,193	174,839,525
Cash	19,726	110,077
Receivable for securities sold	211,168	—
Receivable from dividends and interest	3,626,549	1,794,003
Other assets	12,864	27,985
Total Assets	246,914,500	176,771,590
LIABILITIES
Incentive fees payable (Note 4)	16,499,806	1,691,040
Payable to affiliates (Note 4)	1,152,048	879,085
Payable for capital shares redeemed	132,128	—
Deferred tax liability	16,648,916	—
Consulting fee payable	20,250	21,000
Accrued expenses and other payables	127,622	186,876
Total Liabilities	34,580,770	2,778,001
NET ASSETS	$212,333,730	$173,993,589
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,276	$7,302
Paid-in-capital	180,352,337	180,772,769
Accumulated net investment loss	(17,553,634)	(1,691,040)
Accumulated net realized losses from security transactions	(13,547,952)	(4,995,108)
Net unrealized appreciation (depreciation) on investments, foreign currency and warrants transactions	63,075,703	(100,334)
NET ASSETS	$212,333,730	$173,993,589
Shares of Common Stock outstanding	7,302,146	7,302,146
Shares of Treasury Stock outstanding	(26,110)	—
Total Shares of Common Stock outstanding	7,276,036	7,302,146
Net asset value per share (Note 2)	$29.18	$23.83

*  Includes warrants whose primary exposure is equity risk.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017
INVESTMENT INCOME
Affiliated/Controlled loan origination income	$—	$—	$21,000	$—
Unaffiliated interest	793	5,820	4,901	35,085
Affiliated/Controlled interest	974,557	427,547	2,328,359	1,008,376
TOTAL INVESTMENT INCOME	975,350	433,367	2,354,260	1,043,461
EXPENSES
Investment advisory fees (Note 4)	1,124,398	707,865	2,972,059	2,175,267
Administration fees	58,652	48,398	168,831	142,049
Custody fees	8,171	7,587	27,482	18,209
Transfer agent fees	7,058	9,114	23,817	23,815
Registration and filing fees	7,713	5,823	22,887	17,278
Professional fees	94,916	128,954	288,557	374,257
Printing fees	16,008	38,260	46,420	68,176
Trustees fees	50,000	25,000	150,000	75,000
Compliance fees	30,634	27,900	88,223	80,509
Settlement fees	—	50,000	—	50,000
Miscellaneous fees	22,653	28,021	68,020	75,257
TOTAL GROSS EXPENSES	1,420,203	1,076,922	3,856,296	3,099,817
Incentive fee adjustments (Note 4)	9,633,974	—	14,808,766	—
TOTAL NET EXPENSES	11,054,177	1,076,922	18,665,062	3,099,817
NET INVESTMENT LOSS, BEFORE TAXES	(10,078,827)	(643,555)	(16,310,802)	(2,056,356)
Deferred tax benefit/(expense)	(1,411,413)	—	448,208	—
Net investment loss, net of deferred taxes	(11,490,240)	(643,555)	(15,862,594)	(2,056,356)

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited) - continued

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	$(11,335,187)	$—	$(11,373,458)	$—
Non-affiliated/controlled and other assets	(772,541)	207,196	138,640	767,988
Deferred tax benefit	2,942,451	—	2,681,974	—
Net realized gains, net of deferred taxes	(9,165,277)	207,196	(8,552,844)	767,988
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	9,064,505	2,897,235	9,967,736	5,128,989
Affiliated/controlled investments and foreign currency	44,955,098	(5,844,537)	70,897,750	(17,191,561)
Affiliated/controlled warrants investments (1)	6,439,956	2,923,747	2,089,649	3,723,736
Deferred tax expense	(13,096,357)	—	(19,779,098)	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	47,363,202	(23,555)	63,176,037	(8,338,836)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	38,197,925	183,641	54,623,193	(7,570,848)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$26,707,685	$(459,914)	$38,760,599	$(9,627,204)
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$3.67	$(0.07)	$5.32	$(1.30)

(1)  Primary exposure is equity risk.

(2)  Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$26,707,685	$(459,914)	$38,760,599	$(9,627,204)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(19,231,350)	(7,569,639)	(48,038,121)	(16,078,804)
Proceeds from disposition of investments	24,584,064	736,376	66,288,520	19,655,068
Net purchases/sales from short-term investments	(4,310,960)	1,000,834	(14,734,750)	(2,344,891)
(Increase) decrease in dividends, interest, and reclaims receivable	(832,454)	(290,646)	(1,832,546)	(639,414)
(Increase) decrease in receivable in investment sold	391,165	—	(211,168)	—
Increase (decrease) in payable for investment purchased	—	(90,066)	—	(395,532)
Increase (decrease) in payable to affiliates	140,940	9,517	272,963	(37,428)
Increase (decrease) in incentive fees payable	9,633,974	—	14,808,766	—
(Increase) decrease in other assets	15,408	13,695	15,121	17,539
(Decrease) increase in accrued expenses and other payables	(23,624)	12,039	(60,004)	(54,429)
Increase (decrease) in deferred tax expense	11,565,319	—	16,648,916	—
Net realized (gain) loss from investments	12,107,728	(207,196)	11,234,818	(767,988)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	(60,459,559)	23,555	(82,955,135)	8,338,836
Net cash (used in) operating activities	288,336	(6,821,445)	197,979	(1,934,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(288,330)	—	(288,330)	—
Net cash (used in) financing activities	(288,330)	—	(288,330)	—
Net increase (decrease) in cash	6	(6,821,445)	(90,351)	(1,934,247)
Cash – beginning of period	19,720	6,821,445	110,077	1,934,247
Cash – end of period	$19,726	$—	$19,726	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
FROM OPERATIONS:
Net investment loss, net of deferred taxes	$(11,490,240)	$(643,555)	$(15,862,594)	$(2,056,356)
Net realized gain (loss) from security transactions and warrants transactions, net of deferred taxes	(9,165,277)	207,196	(8,552,844)	767,988
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	47,363,202	(23,555)	63,176,037	(8,338,836)
Net increase (decrease) in net assets from operations	26,707,685	(459,914)	38,760,599	(9,627,204)
FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	(420,458)	—	(420,458)	—
Net decrease in net assets from capital share transactions	(420,458)	—	(420,458)	—
TOTAL INCREASE/(DECREASE) IN NET ASSETS	26,287,227	(459,914)	38,340,141	(9,627,204)
NET ASSETS:
Beginning of period	186,046,503	139,745,101	173,993,589	148,912,391
End of period	$212,333,730	$139,285,187	$212,333,730	$139,285,187
Accumulated Net Investment Loss	$(17,553,634)	$(2,056,356)	$(17,553,634)	$(2,056,356)
COMMON STOCK ACTIVITY:
Shares repurchased	(26,110)	—	(26,110)	—
Net decrease in shares outstanding	(26,110)	—	(26,110)	—
Shares outstanding, beginning of period	7,302,146	7,430,697	7,302,146	7,430,697
Shares outstanding, end of period	7,276,036	7,430,697	7,276,036	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights: Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2017*	FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014	FOR THE YEAR ENDED DECEMBER 31, 2013
Net asset value at beginning of period	$23.83		$20.04	$22.79	$24.49		$28.32	$22.90
Income from investment operations:
Net investment loss, before deferred taxes	(2.23	) (1)	(0.62)	(0.52)	(0.06	) (1)	(1.26)	(1.42)
Deferred tax benefit	0.06		—	—	—		—	—
Net investment loss	(2.17)		(0.62)	(0.52)	(0.06)		(1.26)	(1.42)
Net realized and unrealized gains (losses) on investments, before deferred taxes	9.85		4.21	(2.76)	(1.78)		3.04	7.16
Deferred tax expense	(2.36)		—	—	—		—	—
Net realized and unrealized gains (losses) on investments	7.49		4.21	(2.76)	(1.78)		3.04	7.16
Total from investment operations	5.32		3.59	(3.28)	(1.84)		1.78	5.74
Distributions from:
Realized capital gains	—		—	—	—		(5.86)	(0.32)
Premiums from shares sold in offerings	—		—	—	—		—	— (2)
Anti-dilutive effect from capital share transactions	0.03		0.20	0.53	0.14		0.25	—
Net asset value at end of period	$29.18		$23.83	$20.04	$22.79		$24.49	$28.32
Market value at end of period	$16.94		$8.96	$7.67	$8.17		$18.65	$23.17
Total return
Based on Net Asset Value	22.45	% (A)	18.91%	(12.07)%	(6.94)%		12.54%	25.30%
Based on Market Value	89.06	% (A)	16.82%	(6.12)%	(56.19)%		4.76%	34.61%
Net assets at end of period (millions)	$212.3		$174.0	$148.9	$175.6		$209.7	$256.9

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights: Selected per share data and ratios for a share outstanding throughout each period - continued

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014		FOR THE YEAR ENDED DECEMBER 31, 2013
Ratio of total expenses to average net assets:
Before tax benefit	13.39	% (B)(3)	4.13	% (3)	2.90%	1.36	% (3)	5.29	% (3)	6.52	% (3)
Deferred tax expense (4)(5)	11.95	% (B)	—		—	—		—		—
Total expenses	25.34	% (B)(3)	4.13%		2.90%	1.36%		5.29%		6.52%
Total expenses, excluding incentive fees	14.71	% (B)	2.98%		2.90%	2.68%		3.12%		2.67%
Ratio of net investment loss to average net assets:
Before tax benefit	(11.70	)% (B)(3)	(3.07)%		(2.36)%	(0.24)%		(4.31)%		(5.96)%
Deferred tax benefit (5)(6)	0.32	% (B)	—		—	—		—		—
Net investment loss	(11.38	)% (B)	(3.07)%		(2.36)%	(0.24)%		(4.31)%		(5.96)%
Portfolio turnover rate	18	% (A)	22%		49%	22%		95%		17%

*  Consolidated

(1)  Calculated using average shares outstanding.

(2)  Less than $0.005 per share.

(3)  Amount includes the incentive fee. For the period ended September 30, 2018, the year ended December 31, 2017, the year ended December 31, 2015, the year ended December 31, 2014 and the year December 31, 2013, the ratio of the incentive fee to average net assets was 10.63%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

(4)  Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(5)  The deferred tax expense and tax benefit are allocated based on average net assets.

(6)  Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

(A)  Not Annualized.

(B)  Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC (1.5%)	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$24,610
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	4,000,000	4,000,000	3,196,000
					3,220,610
HERA SYSTEMS, INC. (3.2%)	Convertible Promissory Note
Aerospace	Matures January 2019 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures January 2019 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	213,440
	Preferred Stock - Series B *(1)(2)(4)	08/07/17 - 9/4/18	5,539,203	5,087,102	1,231,365
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	155,540
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,721,950
					6,703,251
INTRAOP MEDICAL CORP. (14.3%)	Convertible Note
Medical Devices	Matures June 2020 Interest Rate 15% (1)(2)(4)	5/31/2017	1,000,000	1,000,000	1,000,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	9/28/2017	1,500,000	1,500,000	1,500,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	7/13/2017	1,000,000	1,000,000	1,000,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	7/8/2014	2,000,000	2,000,000	2,000,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	3/21/2018	1,000,000	1,000,000	1,000,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	9/14/2018	1,500,000	1,500,000	1,500,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	17,446,316
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	$3,000,000	$3,000,000
					30,446,316
NUTANIX, INC. (1.2%)	Common Stock *	05/15/15 - 08/23/16	60,772	736,593	2,596,180
Networking
LYNCEAN TECHNOLOGIES, INC. (0.5%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	1,000,000
Semiconductor Equipment
PHUNWARE, INC. (5.1%)	Preferred Stock - Series E *(1)(3)(7)	3/14/2014	3,257,328	9,999,997	10,761,886
Mobile Computing
PIVOTAL SYSTEMS CORP. (45.8%)	Common Stock *(1)(2)(4)	11/28/12 - 09/02/16	53,758,441	19,446,197	97,266,662
Semiconductor Equipment
QMAT, INC. (7.0%)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 04/28/16	16,000,240	9,680,305	7,102,027
Advanced Materials	Preferred Stock - Series B *(1)(2)(4)	9/28/16 - 11/7/16	2,000,000	2,000,000	1,701,600
	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	2/22/2018	3,482,208	3,482,208	3,482,208
	Preferred Stock Warrants - Series C *(1)(2)(4)	2/22/2018	3,482,208	0	149,038
	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	3/13/2018	350,000	350,000	350,000
	Preferred Stock Warrants - Series C *(1)(2)(4)	3/13/2018	350,000	0	14,980
	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	7/27/2018	100,000	100,000	100,000
	Preferred Stock Warrants - Series C *(1)(2)(4)	7/27/2018	100,000	0	4,280
	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	8/14/2018	100,000	100,000	100,000
	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	8/30/2018	200,000	200,000	200,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
QMAT, INC. (continued)	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	5/11/2018	1,000,000	$1,000,000	$1,000,000
	Preferred Stock Warrants - Series C *(1)(2)(4)	5/11/2018	1,000,000	0	42,800
	Preferred Stock Warrants - Series A *(1)(2)(4)	12/14/2012	2,000,000	0	239,600
	Convertible Note Matures December 2018 Interest Rate 8% (1)(2)(4)	9/13/2018	300,000	300,000	300,000
					14,786,533
QUICKLOGIC CORP. (0.6%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	1,859,835	1,200,000
Semiconductors
REVASUM, INC. (16.7%)	Common Stock *(1)(2)(4)	11/14/2016	10,000	1,000	83,624
Semiconductor	Preferred Stock - Series Seed *(1)(2)(4)	11/14/2016	2,200,000	7,275,070	22,855,800
Equipment	Preferred Stock - Series A *(1)(2)(4)	3/1/2017	441,998	1,999,997	4,828,563
	Preferred Stock - Series B *(1)(2)(4)	10/27/17 - 12/20/17	313,719	2,550,033	3,819,968
	Common Stock Warrants *(1)(2)(4)	7/31/2018	650,000	500,000	1,948,375
	Convertible Note Matures July 2019 Interest Rate 5% (1)(2)(4)	8/24/2018	1,846,397	1,846,397	1,846,397
					35,382,727
ROKU, INC. (8.6%)	Common Stock *	05/26/15 - 08/06/15	250,000	2,312,500	18,257,500
Consumer Electronics
SILICON GENESIS CORP. (1.9%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	1,468,333
	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	37,975
Intellectual Property	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	103,631
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	7,375
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	144
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	321,275
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	4,000
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	2,400
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	1,841,815
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	164,069
					3,951,017
SVXR, INC. (1.9%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,059,095
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (1.0%) Consumer Electronics	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	$150,000	$34,249
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	45,666
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	114,165
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	456,660
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	300,000	68,499
	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	1,283,040
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	68,499
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	114,165
					2,184,943
UCT COATINGS, INC. (0.4%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	961,200
Advanced Materials
VUFINE, INC. (0.4%) Consumer Electronics	Convertible Note Matures July 2019 Interest Rate 6% (1)(2)(4)	7/10/2017	1,500,000	1,500,000	479,400
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	9/13/2018	100,000	100,000	31,960
	Convertible Note Matures October 2019 Interest Rate 12% (1)(2)(4)	10/16/2017	250,000	250,000	79,900
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	1/31/2018	350,000	350,000	111,860

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
VUFINE, INC. (continued)	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	6/19/2018	300,000	$300,000	$95,880
	Common Stock *(1)(2)(4)	2/26/2015	750,000	15,000	0
	Preferred Stock - Series A *(1)(2)(4)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
					799,000
WRIGHTSPEED, INC. (4.4%) Automotive	Convertible Note Matures December 2018 Interest Rate 12% (1)(3)(4)	5/1/2018	3,700,000	3,700,000	197,765
	Convertible Note Matures December 2018 Interest Rate 12% (1)(3)(4)	6/21/2018	2,000,000	2,000,000	106,900
	Convertible Note Matures December 2018 Interest Rate 12% (1)(3)(4)	8/10/2018	3,000,000	3,000,000	160,350
	Preferred Stock - Series C *(1)(3)(4)	4/11/2013	2,267,659	1,922,975	495,937
	Preferred Stock - Series D *(1)(3)(4)	12/15/2014	1,100,978	3,375,887	311,467
	Preferred Stock - Series E *(1)(3)(4)	7/10/2015	450,814	1,658,996	137,047
	Preferred Stock - Series F *(1)(3)(4)	8/31/2017	90,707	499,995	41,444
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/9/2018	13,606	0	23
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/26/2018	6,803	0	12
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/2018	6,000,000	0	2,736,000
	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/2018	7,400,000	0	3,374,400
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/2018	4,000,000	0	1,824,000
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/2018	6,000,000	0	7,020
	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/2018	7,400,000	0	8,658
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/2018	4,000,000	0	4,680
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/31/2017	18,141	0	31
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/7/2018	11,338	0	19
					9,405,753

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2018 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (0.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	61,520	$61,520	$61,520
TOTAL INVESTMENTS (Cost $160,189,392) — 114.5%					243,044,193
LIABILITIES IN EXCESS OF OTHER ASSETS — (14.5%)					(30,710,463)
NET ASSETS — 100%					$212,333,730

*  Non-income producing security.

(1)  Restricted security. Fair Value is determined by or under the direction of the Company's Board of Directors (See note 3). At September 30, 2018, we held $220,928,993 (or 104.05% of net assets) in restricted securities (see Note 2).

(2)  Controlled Investments.

(3)  Affiliated issuer.

(4)  Fair Value Level 3 Security.

(5)  The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock *(1)(7)	8/20/2013	2,128,005	$10,108,024	$0
Consumer Electronics
EQX CAPITAL, INC. (2.3%)	Common Stock *(1)(2)(7)	6/10/2016	100,000	20,000	44,810
	Preferred Stock - Series A *(1)(2)(7)	6/10/2016	4,000,000	4,000,000	3,975,200
Equipment Leasing
					4,020,010
HERA SYSTEMS, INC. (1.2%)	Preferred Stock - Series A *(1)(2)(7)	9/18/2015	3,642,324	2,000,000	154,799
	Preferred Stock - Series B *(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
Aerospace	Preferred Stock Warrants - Series B *(1)(2)(7)	8/7/2017	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(7)	9/28/2017	700,000	0	155,540
					2,144,610
HIGHTAIL, INC. (4.9%)	Preferred Stock - Series E *(1)(4)(7)	3/27/2014	2,268,602	9,620,188	8,561,704
Cloud Computing
INTRAOP MEDICAL CORP. (12.1%) Medical Devices	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	5/31/2017	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	9/28/2017	1,500,000	1,500,000	1,500,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	7/13/2017	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	7/8/2014	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)(7)	7/12/2013	26,856,187	26,299,938	11,479,677
	Term Note (1)(2) Matures February 2020 Interest Rate 8%	2/10/2017	2,000,000	2,000,000	2,000,000
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 8%	2/28/2014	3,000,000	3,000,000	3,000,000
					20,979,677

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
NUTANIX, INC. (9.3%)	Common Stock *	05/15/15 - 08/23/16	458,772	$7,358,112	$16,185,476
Networking
PHUNWARE, INC. (6.9%)	Preferred Stock - Series E *(1)(3)(7)	3/14/2014	3,257,328	9,999,997	12,018,563
Mobile Computing
PIVOTAL SYSTEMS CORP. (19.9%)	Common Stock Warrants - Class B *(1)(2)(7)	2/12/2016	18,180,475	0	8,741,172
Semiconductor Equipment	Preferred Stock Warrants - Series D *(1)(2)(7)	9/2/2016	4,158,654	0	618,392
	Preferred Stock - Series A *(1)(2)(7)	11/28/12 - 04/30/14	11,914,217	6,000,048	8,453,614
	Preferred Stock - Series B *(1)(2)(7)	4/30/2014	13,065,236	6,321,482	9,270,308
	Preferred Stock - Series C *(1)(2)(7)	12/31/2014	2,291,260	2,657,862	2,560,254
	Preferred Stock - Series D *(1)(2)(7)	9/2/2016	6,237,978	3,975,801	5,009,720
					34,653,460
QMAT, INC. (13.4%)	Preferred Stock - Series A *(1)(2)(7)	12/14/12 - 04/28/16	16,000,240	16,000,240	17,394,341
Advanced Materials	Preferred Stock - Series B *(1)(2) (7)	09/28/16 - 11/07/16	2,000,000	2,000,000	2,132,600
	Preferred Stock Warrants - Series A *(1)(2)	12/14/2012	2,000,000	0	1,086,600
	Convertible Note Matures March 2019 Interest Rate 8% (1)(2)(7)	12/29/17	2,745,485	2,745,485	2,745,485
					23,359,026
QUICKLOGIC CORP. (1.2%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	1,859,835	2,088,000
Semiconductors
REVASUM, INC. (8.5%) Semiconductor	Preferred Stock - Series B (1)(2)(7)(8)	10/27/17 - 12/20/17	313,719	2,550,033	2,550,033
Equipment	Common Stock *(1)(2)(7)	11/14/2016	10,000	1,000	29,908
	Preferred Stock - Series A *(1)(2)(7)	3/1/2017	441,998	1,999,997	2,256,355
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 5%	3/1/2017	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series Seed *(1)(2)(7)	11/14/2016	2,200,000	7,284,145	8,966,760
					14,803,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ROKU, INC. (6.7%)	Common Stock *(1)(7)	05/26/15 - 08/06/15	250,000	$2,312,500	$11,650,500
Consumer Electronics
RORUS, INC. (0.0%) Water Purification	Convertible Note (1)(7) Matures June 2021 Interest Rate 2%	10/4/2016	50,000	50,000	0
SILICON GENESIS CORP. (3.5%)	Common Stock *(1)(2)(7)	4/18/2011	921,892	169,045	16,871
	Common Stock Warrants *(1)(2)(7)	4/18/2011	5,000,000	0	11,000
Intellectual Property	Common Stock Warrants *(1)(2)(7)	10/13/2011	37,982	6,678	357
	Common Stock Warrants *(1)(2)(7)	2/6/2012	3,000,000	0	6,600
	Preferred Stock - Series 1-C *(1)(2)(7)	4/18/2011	82,914	109,518	74,258
	Preferred Stock - Series 1-D *(1)(2)(7)	4/18/2011	850,830	431,901	205,646
	Preferred Stock - Series 1-E *(1)(2)(7)	4/18/2011	5,704,480	2,459,808	2,063,310
	Preferred Stock - Series 1-F *(1)(2)(7)	4/18/2011	912,453	475,674	456,318
	Preferred Stock - Series 1-G *(1)(2)(5)(7)	3/10/2016	48,370,793	4,583,405	3,023,658
	Preferred Stock - Series 1-H *(1)(2)(7)	3/10/2016	837,942	946,502	236,551
					6,094,569
SVXR, INC. (1.2%)	Preferred Stock - Series A *(1)(3)(7)	01/11/2017	2,013,491	1,000,000	1,000,000
Semiconductor Equipment	Convertible Note (1)(2)(7) Matures December 2018 Interest Rate 10% (1)(2)(7)	12/21/2017	1,000,000	1,000,000	1,000,000
					2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (0.9%) Consumer Electronics	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	1/29/2016	300,000	$300,000	$45,321
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	4/20/2016	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	6/21/2016	150,000	150,000	22,661
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	12/13/2016	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	6/23/2015	2,000,000	2,000,000	302,140
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	5/3/2017	300,000	300,000	45,321
	Preferred Stock - Series A *(1)(2)(7)	7/29/2014	15,238,000	3,999,999	937,137
					1,503,650
UCT COATINGS, INC. (0.5%)	Common Stock *(1)(3)(7)	4/18/2011	1,500,000	662,235	922,050
	Common Stock Warrants *(1)(3)(7)	4/18/2011	2,283	67	4
Advanced Materials					922,054
VUFINE, INC. (0.8%)	Common Stock *(1)(2)(7)	2/26/2015	750,000	15,000	0
Consumer Electronics	Convertible Note (1)(2)(7) Matures July 2019 Interest Rate 6%	7/10/2017	1,500,000	1,500,000	1,229,280
	Preferred Stock - Series A *(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
	Convertible Note (1)(2)(7) Matures October 2019 Interest Rate 12%	10/16/2017	250,000	250,000	204,880
					1,434,160
WRIGHTSPEED, INC. (6.2%)	Preferred Stock - Series C *(1)(3)(4)(7)	4/11/2013	2,267,659	6,837,983	5,704,296
	Preferred Stock - Series D *(1)(3)(7)	12/15/2014	1,100,978	3,375,887	3,161,018
Automotive	Preferred Stock - Series E *(1)(3)(7)	7/10/2015	450,814	1,658,996	1,350,323
	Preferred Stock - Series F *(1)(3)(7)	8/31/2017	90,707	499,995	471,295
	Preferred Stock Warrants - Series F *(1)(3)(7)	8/31/2017	18,141	0	28,703
					10,715,635

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (1.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	Various	1,705,375	$1,705,375	$1,705,375
TOTAL INVESTMENTS (Cost $174,939,859) — 100.5%					174,839,525
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.5%					(845,936)
NET ASSETS — 100.0%					$173,993,589

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements

SEPTEMBER 30, 2018 (UNAUDITED)

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the "Company," "us," "our," and "we"), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/or services within the information technology sector or the "cleantech" sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company's capital base. The Company's shares are listed on the NASDAQ Global Market under the symbol "SVVC."

The Company is an investment company and follows accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 946.

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

On June 10, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Holdings, Ltd. ("FHL"), a Cayman Islands corporation formed on May 4, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FHL in return for ownership interests in FHL. The net assets of FHL at September 30, 2018, were $0 or 0.0% of the Company's consolidated net assets. On September 27, 2016, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of FVI named Firsthand Development, Ltd ("FDL"), a Cayman Islands corporation formed on September 22, 2016. Under this structure, we may from time to time transfer investments in the Company held in the Company or FVI to FDL in return for ownership interests in FDL. The net assets of FDL at September 30, 2018, were $0 or 0.0% of the Company's consolidated net assets. On November 10, 2017, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidary (as defined by the 1940 Act) of FVI named Firsthand Investments, Ltd. ("FIL"), a Cayman Islands corporation formed on November 15, 2017. The net assets of FIL at September 30, 2018, were $0 or 0.0% of the Company's consolidated net assets. The financial statements of the Company, FVI, FHL, FDL, and FIL are presented in the report on a consolidated basis.

FHL, FDL, and FIL are all treated as controlled foreign corporations under the Internal Revenue Code and are not expected to be subject to U.S. federal income tax. FVI is treated as a U.S. shareholder of each of FHL, FDL, and FIL. As a result, FVI is required to include in gross income for U.S. federal tax purposes all of FHL, FDL, and FIL's income, whether or not such income is distributed by FHL, FDL, or FIL. If a net loss is realized by FHL, FDL, or FIL, such loss is not generally available to offset the income earned by FVI.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the board of directors for all other securities and assets. On September 30, 2018, our financial statements include venture capital investments valued at approximately $123,662,331. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company's investments.

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

RESTRICTED SECURITIES. At September 30, 2018, and December 31, 2017, we held $220,928,993 and $154,860,674, in restricted securities, respectively.

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

SHARE VALUATION. The net asset value ("NAV") per share of the Fund is calculated by dividing the sum of the value of the securities held by the Fund, plus cash or other assets, minus all liabilities (including estimated accrued expenses) by the total number of shares outstanding of the Fund, rounded to the nearest cent.

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

INCOME TAXES. Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio.

Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

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

The Company had no option transactions for the nine months ended September 30, 2018.

The average volume of the Company's derivatives during the nine months ended September 30, 2018, is as follows:

	Purchased Options (Contracts)	Warrants (Notional Value)	Written Options (Contracts)
Firsthand Technology Value Fund, Inc.	$—	$9,674,124	$—

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

SEPTEMBER 30, 2018 (UNAUDITED)

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

NOTE 4. INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the "Investment Management Agreement") with Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. ("FCM" or the "Adviser"), pursuant to which the Company will pay FCM a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Management Agreement, the base management fee will be payable quarterly in arrears. The base management fee will be calculated based on the average of (1) the value of our gross assets at the end of the current calendar quarter and (2) the value of the Company's gross assets at the end of the preceding calendar quarter; and will be appropriately adjusted for any

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be pro-rated.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2018, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of September 30, 2018, there was an incentive fee payable for $16,499,806. As of December 31, 2017, there was an incentive fee payable for $1,691,040.

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

Securities and other assets that do not have market quotations readily available are valued at their fair value as determined in good faith by the Board of Directors of the Company (the "Board") in accordance with the Valuation Procedures adopted by the Valuation Committee, a committee of the Board.

In pricing illiquid, privately placed securities, the Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring that the investments of the Company are valued within the prescribed guidelines.

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company's assets within the guidelines established by the Board of Directors. The Valuation Committee receives information and recommendations from the Adviser and an independent valuation firm.

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

SEPTEMBER 30, 2018 (UNAUDITED)

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

SEPTEMBER 30, 2018 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company's net assets as of September 30, 2018:

	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Assets
Common Stocks
Advanced Materials	$—	$—	$961,200
Consumer Electronics	18,257,500	—	—
Equipment Leasing	—	—	24,610
Intellectual Property	—	—	7,375
Networking	2,596,180	—	—
Semiconductors	1,200,000	—	—
Semiconductor Equipment	—	—	97,350,286
Total Common Stocks	22,053,680	—	98,343,471
Preferred Stocks
Advanced Materials	—	—	8,803,627
Aerospace	—	—	1,444,805
Automotive	—	—	985,895
Consumer Electronics	—	—	1,283,040
Equipment Leasing	—	—	3,196,000
Intellectual Property	—	—	3,937,098
Medical Devices	—	—	17,446,316
Mobile Computing	—	—	10,761,886
Semiconductor Equipment	—	—	36,563,426
Total Preferred Stocks	—	—	84,422,093
Asset Derivatives *
Equity Contracts	—	—	14,618,906
Total Asset Derivatives	—	—	14,618,906
Convertible Notes
Advanced Materials	—	—	5,532,208
Aerospace	—	—	1,000,000
Automotive	—	—	465,015
Consumer Electronics	—	—	1,700,903
Medical Devices	—	—	13,000,000
Semiconductor Equipment	—	—	1,846,397
Total Convertible Notes	—	—	23,544,523
Mutual Funds	61,520	—	—
Total	$22,115,200	$—	$220,928,993

*  Asset derivatives include warrants.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of September 30, 2018.

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the quarter) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/18
Common Stocks
Advanced Materials	$922,050	$—	$—	$—	$39,150	$—	$961,200
Consumer Electronics	11,650,500	—	—	(10,108,024)	(1,542,476)	—	—
Equipment Leasing	44,810	—	—	—	(20,200)	—	24,610
Intellectual Property	16,871	—	—	—	(9,496)	—	7,375
Semiconductor Equipment	29,908	—	(2,914,684)	491,004	99,744,058	—	97,350,286
Preferred Stocks
Advanced Materials	19,526,941	24,290,124	(24,290,124)	(6,319,935)	(4,403,379)	—	8,803,627
Aerospace	608,114	3,500,000	—	—	(2,663,309)	—	1,444,805
Automotive	10,686,932	368,088	(368,088)	(4,915,008)	(4,786,029)	—	985,895
Cloud Computing	8,561,704	—	(5,462,741)	(4,157,447)	1,058,484	—	—
Consumer Electronics	937,137	—	—	—	345,903	—	1,283,040
Equipment Leasing	3,975,200	—	—	—	(779,200)	—	3,196,000
Intellectual Property	6,059,741	1,658,300	(1,857,030)	(620,377)	(1,303,536)	—	3,937,098
Medical Devices	11,479,677	—	—	—	5,966,639	—	17,446,316
Mobile Computing	12,018,563	—	—	—	(1,256,677)	—	10,761,886
Semiconductor Equipment	40,067,044	10,807,261	(6,725,070)	(9,075)	(7,576,734)	—	36,563,426
Asset Derivatives
Equity Contracts	12,029,324	500,001	—	(67)	2,089,648	—	14,618,906

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3) (continued)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/18
Convertible Notes
Advanced Materials	$2,745,485	$5,532,208	$(2,745,485)	$—	$—	$—	$5,532,208
Aerospace	—	1,000,000	—	—	—	—	1,000,000
Automotive	—	8,950,000	(250,000)	—	(8,234,985)	—	465,015
Consumer Electronics	2,000,673	950,000	—	—	(1,249,770)	—	1,700,903
Medical Devices	9,500,000	3,500,000	—	—	—	—	13,000,000
Semiconductor Equipment	2,000,000	3,846,397	(4,000,000)	—	—	—	1,846,397
Water Purification	—	—	—	(50,000)	50,000	—	—
Total	$154,860,674	$64,902,379	$(48,613,222)	$(25,688,929)	$75,468,091	$—	$220,928,993

(1)  The net change in unrealized depreciation from Level 3 instruments held as of September 30, 2018, was $110,555,479.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2018.

	FAIR VALUE AT 9/30/18		VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$15.7	M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	9.9% - 10.7% (10.3%) 5 years (5 years) 50.0% (50.0%) 2.91% 53% 0.0% - 22.7% (1.4%)
Direct venture capital investments: Aerospace	$6.7	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.94% (2.94%)
Direct venture capital investments: Automotive	$9.4	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 2.88% (2.88%)
Direct venture capital investments: Consumer Electronics	$3.0	M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model	Revenue Multiple Going Concern Probability Years to Maturity Volatility Risk-Free Rate	1.3x - 2.4x (1.9x) 40% - 50% (43%) 1 year (1 year) 70.0% (70.0%) 2.59% (2.59%)

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

	FAIR VALUE AT 9/30/18		VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Equipment Leasing	$3.2	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 2.94% (2.94%)
Direct venture capital investments: Intellectual Property	$4.0	M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55.0% (55.0%) 2.94% (2.94%) 0.0% - 24.3% (0.1%) -48.3% (-48.3%)
Direct venture capital investments: Medical Devices	$30.4	M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.1x - 3.4x (3.3x) 4 years (4 years) 50.0% (50.0%) 2.91% (2.91%)
Direct venture capital investments: Mobile Computing	$10.8	M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	2 years (2 years) 60.0% (60.0%) 2.81% (2.81%) 40.0% (40.0%)
Direct venture capital investments: Semiconductor Equipment	$137.7	M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	1.3x - 1.6x (1.5x) 5 years (5 years) 40.0% - 60.0% (48.7%) 2.94% (2.94%) 0.0% - 19.4% (8.7%)

NOTE 7. FEDERAL INCOME TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. The Company's engaging in investment activities through FVI did not, in our view, jeopardize the Company's ability to continue to qualify as a RIC under the Code at that time when the Company was eligible to be treated as a RIC.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

The following information is based upon the federal income tax cost of portfolio investments as of September 30, 2018.

Gross unrealized appreciation	$130,571,132
Gross unrealized depreciation	(47,716,331)
Net unrealized appreciation	$82,854,801
Federal income tax cost, Investments	$160,189,392

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

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the nine months ended September 30, 2018.

PURCHASES AND SALES
Purchases of investment securities	$48,038,120
Proceeds from sales and maturities of investment securities	$66,288,520

NOTE 9. SHARE BUYBACK/TENDER OFFER

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Company approved a discretionary share repurchase plan (the "Plan"). Pursuant to the Plan, the Company was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Company to acquire its own shares at certain thresholds below its net asset value (NAV) per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Company completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million.

On November 10, 2017, the Board of Directors of the Company approved a discretionary share purchase plan (the "Plan"). Pursuant to the Plan, the Company was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Company to acquire its own shares in accordance with the guidelines specified in Rule 10b-18 of the Securities Act of 1934, as amended. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. Through the closing of the Plan at the end of March, we had repurchased and retired 128,551 shares of stock at a total cost of approximately $1.1 million. Purchases under the Plan were restricted during certain months in order to comply with SEC rules regarding material nonpublic information.

On August 31, 2018, the Fund announced a plan to repurchase up to $2 million worth of SVVC stock in the open market by March 31, 2019. Through the end of September, we had repurchased and retired 26,110 shares of stock at a total cost of approximately $420,000. As of September 30, 2018, the Fund had 7,276,036 shares outstanding.

TENDER OFFER. In connection with our agreement with a shareholder, we agreed to commence an issuer tender offer for up to $20 million of our shares of common stock at a purchase price per share equal to 95% of the Company's net asset value per share ("NAV") as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 (the "Offer"). On December 22, 2014, the Company commenced a tender offer to purchase up to $20 million of its issued and outstanding

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

common shares for cash at a price per share equal to 95% of the NAV determined on December 31, 2014, ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Company purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Company purchased 859,468 shares of common stock pursuant to the tender offer.

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company's outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company's outstanding voting shares as a controlled investment of the Company. A summary of the Company's investments in affiliates and controlled investments for the period from December 31, 2017, through September 30, 2018, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
EQX Capital, Inc. Common Stock	$44,810	$—	$—	$—	$—	$(20,200)	$24,610	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,200	—	—	—	—	(779,200)	3,196,000	4,000,000
Hera Systems, Inc. Series A Preferred*	154,799	—	—	—	—	58,641	213,440	3,642,324
Hera Systems Convertible Note	—	500,000	35,417	—	—	—	500,000	500,000
Hera Systems Convertible Note	—	500,000	17,083	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	453,315	3,500,000	—	—	—	(2,721,950)	1,231,365	5,539,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	—	1,380,956	6,214,922
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	2,721,950	2,721,950	12,250,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
IntraOp Medical Corp. Series C Preferred*	$11,479,677	$—	$—	$—	$—	$5,966,639	$17,446,316	26,856,187
IntraOp Medical Corp. Convertible Note*	1,000,000	—	178,662	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	112,192	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	1,500,000	—	174,124	—	—	—	1,500,000	1,500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	117,123	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	2,000,000	159,452	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	—	1,500,000	10,479	—	—	—	1,500,000	1,500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	179,507	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	119,671	—	—	—	2,000,000	2,000,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
Phunware, Inc. Preferred Stock - Series E	$12,018,563	$—	$—	$—	$—	$(1,256,677)	$10,761,886	3,257,328
Pivotal Systems, Series A Preferred*	8,453,614	—	—	(6,000,047)	—	(2,453,567)	—	—
Pivotal Systems, Series B Preferred*	9,270,308	—	—	(6,321,483)	—	(2,948,825)	—	—
Pivotal Systems, Series C Preferred*	2,560,254	—	—	(2,657,862)	—	97,608	—	—
Pivotal Systems, Series D Preferred*	5,009,720	—	—	(3,975,801)	—	(1,033,919)	—	—
Pivotal Systems, Series D Warrants*	618,392	—	—	—	—	(618,392)	—	—
Pivotal Systems, Common Stocks Warrants - Class B*	8,741,172	—	—	—	—	(8,741,172)	—	—
Pivotal Systems, Common Stock*	—	21,869,876	—	(2,914,684)	491,004	77,820,466	97,266,662	53,758,441
QMAT, Preferred Stock Series A*	17,394,341	24,290,124	—	(24,290,124)	(6,319,935)	(3,972,379)	7,102,027	16,000,240
QMAT, Preferred Stock Series B*	2,132,600	—	—	—	—	(431,000)	1,701,600	2,000,000
QMAT, Series A Warrant*	1,086,600	—	—	—	—	(847,000)	239,600	2,000,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
QMAT, Preferred Stock Warrants - Series C*	$—	$—	$—	$—	$—	$149,038	$149,038	3,482,208
QMAT, Preferred Stock Warrant - Series C*	—	—	—	—	—	4,280	4,280	100,000
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	14,980	14,980	350,000
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	42,800	42,800	1,000,000
QMAT, Convertible Note*	—	350,000	3,375	(350,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	153	(100,000)	—	—	—	—
QMAT Convertible Note*	—	3,482,208	168,771	—	—	—	3,482,208	3,482,208
QMAT, Convertible Note*	2,745,485	—	31,291	(2,745,485)	—	—	—	—
QMAT Convertible Note*	—	350,000	15,443	—	—	—	350,000	350,000
QMAT Convertible Note*	—	1,000,000	31,342	—	—	—	1,000,000	1,000,000
QMAT Convertible Note*	—	100,000	1,447	—	—	—	100,000	100,000
QMAT Convertible Note*	—	100,000	1,052	—	—	—	100,000	100,000
QMAT Convertible Note*	—	200,000	1,403	—	—	—	200,000	200,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
QMAT Convertible Note*	$—	$300,000	$1,184	$—	$—	$—	$300,000	300,000
Revasum, Preferred Stock, Series B*	2,550,033	—	—	—	—	1,269,935	3,819,968	313,719
Revasum, Term Note*	1,000,000	—	30,383	(1,000,000)	—	—	—	—
Revasum, Common Stock*	29,908	—	—	—	—	53,716	83,624	10,000
Revasum, Common Stock Warrants*	—	500,000	—	—	—	1,448,375	1,948,375	650,000
Revasum, Convertible Note*	—	1,846,397	9,611	—	—	—	1,846,397	1,846,397
Revasum, Preferred Stock - Series Seed	8,966,760	6,725,070	—	(6,725,070)	(9,075)	13,898,115	22,855,800	2,200,000
Revasum, Preferred Stock Series A*	2,256,355	—	—	—	—	2,572,208	4,828,563	441,998
Silicon Genesis Corp., Common Stock*	16,871	—	—	—	—	(9,496)	7,375	921,892
Silicon Genesis Corp., Common Warrants*	357	—	—	—	—	(213)	144	37,982
Silicon Genesis Corp., Common Warrants*	11,000	—	—	—	—	(7,000)	4,000	5,000,000
Silicon Genesis Corp., Common Warrants*	6,600	—	—	—	—	(4,200)	2,400	3,000,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
Silicon Genesis Corp., Series 1-C Preferred*	$74,258	$—	$—	$—	$—	$(36,283)	$37,975	82,914
Silicon Genesis Corp., Series 1-D Preferred*	205,646	—	—	—	—	(102,015)	103,631	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,063,310	—	—	(87,402)	—	(507,575)	1,468,333	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	456,318	—	—	(19,285)	—	(115,758)	321,275	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,023,658	1,658,300	—	(1,740,736)	(620,377)	(479,030)	1,841,815	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	236,551	—	—	(9,606)	—	(62,876)	164,069	837,942
SVXR, Inc., Convertible Note	1,000,000	1,000,000	54,521	(2,000,000)	—	—	—	—
SVXR, Inc. Preferred Stock Series A	1,000,000	3,082,192	—	—	—	(23,097)	4,059,095	8,219,454
SVXR, Inc. Convertible Note	—	1,000,000	24,658	(1,000,000)	—	—	—	—
Telepathy Investors, Inc. Convertible Note*	302,140	—	187,680	—	—	154,520	456,660	2,000,000

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
Telepathy Investors, Inc. Convertible Note*	$45,321	$—	$22,750	$—	$—	$23,178	$68,499	300,000
Telepathy Investors, Inc. Convertible Note*	22,661	—	12,802	—	—	11,588	34,249	150,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	41,137	—	—	38,630	114,165	500,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	26,904	—	—	23,178	68,499	300,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	43,608	—	—	38,630	114,165	500,000
Telepathy Investors, Inc., Convertible Note	—	200,000	1,315	—	—	(154,334)	45,666	200,000
Telepathy Investors, Inc. Series A Preferred*	937,137	—	—	—	—	345,903	1,283,040	15,238,000
UCT Coatings, Inc. Common Stock	922,050	—	—	—	—	39,150	961,200	1,500,000
UCT Coatings, Inc. Common Stock Warrants	4	—	—	—	(67)	63	—	—

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
Vufine, Inc., Convertible Note*	$1,229,280	$—	$134,630	$—	$—	$(749,880)	$479,400	1,500,000
Vufine, Inc., Convertible Note*	204,880	—	22,438	—	—	(124,980)	79,900	250,000
Vufine, Inc., Convertible Note*	—	350,000	27,962	—	—	(238,140)	111,860	350,000
Vufine, Inc. Common Stock*	—	—	—	—	—	—	—	750,000
Vufine, Inc. Convertible Note*	—	300,000	10,258	—	—	(204,120)	95,880	300,000
Vufine, Inc. Convertible Note*	—	100,000	592	—	—	(68,040)	31,960	100,000
Vufine, Inc. Series A Preferred Stock*	—	—	—	—	—	—	—	22,500,000
Wrightspeed, Inc., Series C Preferred Stock	5,704,296	368,088	—	(368,088)	(4,915,008)	(293,351)	495,937	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,161,018	—	—	—	—	(2,849,551)	311,467	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,350,323	—	—	—	—	(1,213,276)	137,047	450,814
Wrightspeed, Inc., Series F Preferred Stock	471,295	—	—	—	—	(429,851)	41,444	90,707
Wrightspeed, Inc. Convertible Note	28,703	—	—	—	—	(28,672)	31	18,141

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
Wrightspeed, Inc. Convertible Note	$—	$3,700,000	$188,700	$—	$—	$(3,502,235)	$197,765	3,700,000
Wrightspeed, Inc. Convertible Note	—	2,000,000	68,000	—	—	(1,893,100)	106,900	2,000,000
Wrightspeed, Inc. Convertible Note	—	3,000,000	52,000	—	—	(2,839,650)	160,350	3,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	23	23	13,606
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	12	12	6,803
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	3,374,400	3,374,400	7,400,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	1,824,000	1,824,000	4,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	2,736,000	2,736,000	6,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	8,658	8,658	7,400,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	4,680	4,680	4,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	7,020	7,020	6,000,000
Wrightspeed, Inc. Series F Warrants	—	—	—	—	—	19	19	11,338

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

SEPTEMBER 30, 2018 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/18	SHARES/ PAR VALUE HELD AT 9/30/18
Wrightspeed Convertible Note	$—	$300,000	$2,170	$(300,000)	$—	$—	$—	—
Wrightspeed Convertible Note	—	150,000	247	(150,000)	—	—	—	—
Wrightspeed Promissory Note	—	250,000	6,822	(250,000)	—	—	—	—
Total Affiliates and Controlled Investments	$134,648,470		$2,328,359		$(11,373,458)	$72,987,399	$219,928,993
Total Affiliates	$24,656,252		$397,118		$(4,915,075)	$(6,335,435)	$25,187,934
Total Controlled Investments	$109,992,218		$1,931,241		$(6,458,383)	$79,322,834	$194,741,059

*  Controlled Investments.

As of September 30, 2018, Kevin Landis represents the Company and sits on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date that financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

On October 24, 2018, the Fund completed the open market share repurchase plan described above in Note 9. Through that date the Fund repurchased 123,376 shares at an average price of $16.21 per share, for total consideration of $2.0 million. As of October 24, 2018, the Fund had 7,178,770 shares outstanding.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $243.0 million as of September 30, 2018, as compared to approximately $174.8 million as of December 31, 2017.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2018, and December 31, 2017.

	September 30, 2018	December 31, 2017
Semiconductor Equipment	64.9%	29.6%
Medical Devices	14.3%	12.1%
Advanced Materials	7.4%	13.9%
Networking	1.2%	9.3%
Consumer Electronics	10.0%	8.4%
Mobile Computing	5.1%	6.9%
Automotive	4.4%	6.2%
Intellectual Property	1.9%	3.5%
Equipment Leasing	1.5%	2.3%
Aerospace	3.2%	1.2%
Semiconductor	0.6%	1.2%
Cloud Computing	0.0%	4.9%
Water Purification	0.0%	0.0%
Exchange-Traded/Money Market Funds	0.0%	1.0%
(Liabilities)/Other Assets	(14.5%)	(0.5%)
Net Assets	100.0%	100.0%

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

EARLY STAGE Developing product or service for market, high level of research and development, little or no revenue.	MIDDLE STAGE Established product, customers, business model; limited revenues.	LATE STAGE Appreciable revenue; may be break-even or profitable; IPO or acquisition candidate.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017.

INVESTMENT INCOME

For the three months ended September 30, 2018, we had investment income of $975,350 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum, Hera, Vufine, Wrightspeed and QMAT.

For the three months ended September 30, 2017, we had investment income of $433,367 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum and QMAT.

The higher level of interest income in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to increased investments in convertible notes, particularly IntraOp, QMAT, Wrightspeed, Hera, Vufine and Revasum.

OPERATING EXPENSES

Net operating expenses totaled approximately $11,054,177 during the three months ended September 30, 2018 and $1,076,922 during the three months ended September 30, 2017.

Significant components of net operating expenses for the three months ended September 30, 2018, were management fee expense of $1,124,398, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $9,633,974 and professional fees (audit, legal, accounting, and consulting) of $94,916. Significant components of net operating expenses for the three months ended September 30, 2017, were management fee expense of $707,865 and professional fees (audit, legal, accounting, and consulting) of $128,954.

The higher level of net operating expenses for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual in the three months ended September 30, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

Net investment loss before taxes was $10,078,827 for the three months ended September 30, 2018 versus a net investment loss of $643,555 for the three months ended September 30, 2017.

The greater net investment loss before taxes in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual in the three months ended September 30, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2018, and September 30, 2017, is shown below.

Three Months Ended September 30, 2018
Realized losses	$(12,107,728)
Net change in unrealized appreciation on investments	60,459,559
Deferred tax	(10,153,906)
Net realized and unrealized losses on investments, net of deferred taxes	$38,197,925
As of September 30, 2018
Gross unrealized appreciation on portfolio investments	$130,571,132
Gross unrealized depreciation on portfolio investments	(47,716,331)
Net unrealized depreciation on portfolio investments	$82,854,801

Three Months Ended September 30, 2017
Realized gains	$207,196
Net change in unrealized depreciation on investments	(23,555)
Net realized and unrealized gains on investments	$183,641
As of September 30, 2017
Gross unrealized appreciation on portfolio investments	$23,926,315
Gross unrealized depreciation on portfolio investments	(59,521,451)
Net unrealized depreciation on portfolio investments	$(35,595,136)

During the three months ended September 30, 2018, we recognized net realized losses of approximately $12,107,728. Realized losses were higher than those in the year-ago period primarily due to the write-off of our investment in Aliphcom and the transfer of securities from our controlled foreign corporations (CFCs) to the Fund.

During the three months ended September 30, 2018, net unrealized appreciation on total investments increased by $60,459,559. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily caused by an increase in the valuations of our Pivotal Systems and Revasum investments.

During the three months ended September 30, 2017, we recognized net realized gains of approximately $207,196 with the release of escrowed proceeds from the previous sale of our Turn investment.

During the three months ended September 30, 2017, net unrealized depreciation on total investments increased by $23,555. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.

INCOME AND EXCISE TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended

December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter. For the three months ending September 30, 2018, we have booked a deferred tax expense of $11,565,319. For the three months ended September 30, 2017, we qualified as a RIC and, therefore, made no provision for income taxes.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $26,707,685 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2018 was $3.68.

For the three months ended September 30, 2017, the net decrease in net assets resulting from operations totaled $459,914 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2017 was ($0.07).

The greater increase in net assets resulting from operations for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, is due primarily to an increase in the valuation of certain of our investments, particularly Pivotal Systems and Revasum.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017.

INVESTMENT INCOME

For the nine months ended September 30, 2018, we had investment income of $2,354,260 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum, Hera, Vufine, Wrightspeed and QMAT.

For the nine months ended September 30, 2017, we had investment income of $1,043,461 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum and QMAT.

The higher level of interest income in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to increased investments in convertible notes, particularly with IntraOp, QMAT, Wrightspeed, Hera, Vufine and Revasum.

OPERATING EXPENSES

Net operating expenses totaled approximately $18,665,062 during the nine months ended September 30, 2018 and $3,099,817 during the nine months ended September 30, 2017.

Significant components of net operating expenses for the nine months ended September 30, 2018, were management fee expense of $2,972,059, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $14,808,766 and professional fees (audit, legal, accounting, and consulting) of $288,557. Significant components of net operating expenses for the nine months ended September 30, 2017, were management fee expense of $2,175,267, and professional fees (audit, legal, accounting, and consulting) of $374,257.

The higher level of net operating expenses for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual in the nine months ended September 30, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

Net investment loss before taxes was $16,310,802 for the nine months ended September 30, 2018 and $2,056,356 for the nine months ended September 30, 2017.

The greater net investment loss in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily attributable to two factors: (1) the incentive fee accrual in the nine months ended September 30, 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2018, and September 30, 2017, is shown below.

Nine Months Ended September 30, 2018
Realized losses	$(11,234,818)
Net change in unrealized appreciation on investments	82,955,135
Deferred tax expense	(17,097,124)
Net realized and unrealized gains on investments	$54,623,193
As of September 30, 2018
Gross unrealized appreciation on portfolio investments	$130,571,132
Gross unrealized depreciation on portfolio investments	(47,716,331)
Net unrealized appreciation on portfolio investments	$82,854,801

Nine Months Ended September 30, 2017
Realized gains	$767,988
Net change in unrealized depreciation on investments	(8,338,836)
Net realized and unrealized losses on investments	$(7,570,848)
As of September 30, 2017
Gross unrealized appreciation on portfolio investments	$23,926,315
Gross unrealized depreciation on portfolio investments	(59,521,451)
Net unrealized depreciation on portfolio investments	$(35,595,136)

During the nine months ended September 30, 2018, we recognized net realized losses of approximately $11,234,818 from the sale/transfer of securities. During the nine months ended September 30, 2017, we recognized net realized gains of approximately $767,988 from the sale/transfer of securities. Realized losses were more than those during the nine months ended September 30, 2017 due to the losses realized on the write-off of our investment in Aliphcom and the transfer of securities from our controlled foreign corporations (CFCs) to the Fund.

During the nine months ended September 30, 2018, net unrealized appreciation on total investments increased by $82,955,135 compared to an increase of $8,338,836 in unrealized depreciation on the total investments during the nine months ended September 30, 2017. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily caused by an increase in the valuations of our Pivotal Systems and Revasum investments.

INCOME AND EXCISE TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter. For the nine months ending September 30, 2018, we have booked a deferred tax liability of $16,648,916. For the nine months ended September 30, 2017, we qualified as a RIC and, therefore, made no provision for income taxes.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $38,760,599 and for the nine months ended September 30, 2017, the net decrease in net assets resulting from operations totaled $9,627,204. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2018 was $5.33 and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2017 was ($1.30). The greater increase in net assets resulting from operations for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is due primarily to an increase in the valuation of certain of our investments, primarily Pivotal Systems and Revasum.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2018, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases and sales of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $950 thousand. We have also sold public securities with an aggregate value of approximately $2.5 million.

On October 24, 2018, the Fund completed the open market share repurchase plan described above in Note 9 of the Consolidated Notes to Financial Statements. Through that date the Fund repurchased 123,376 shares at an average price of $16.21 per share, for total consideration of $2.0 million. As of October 24, 2018, the Fund had 7,178,770 shares outstanding.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of September 30, 2018, a portion of the Company's assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended September 30, 2018, in response to Item 1A of Part 1 of Form 10-K.

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

Date: November 9, 2018

By:

Kevin Landis
Chief Executive Officer

Date: November 9, 2018

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