Form 10-K
period 2018-12-31
Firsthand Technology Value Fund, Inc.
filed 2019-03-18
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2018 was approximately $72 million (computed using the closing price of $11.20 per share of Common Stock on December 31, 2018, as reported by the NASDAQ Global Market).

As of March 1, 2019, the registrant had 7,178,770 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2019 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

FORWARD LOOKING STATEMENTS

This report, and other statements that we may make, may contain forward-looking statements, which relate to future events or our future performance or financial condition. We use words such as "anticipates," "believes," "expects," "plans," "will," "may," "continues," "seeks," "likely," "intends," and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including forward-looking statements as to:

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

Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. In addition, several factors that could materially affect our actual results are the ability of the portfolio companies in which we invest to achieve their objectives; our ability to source favorable private investments; changes in the securities markets, especially the markets for technology companies including those that may be early stage or micro-cap companies; the dependence of our future success of the general economy and its impact on the industries in which we invest and other factors discussed in our periodic filings with the Securities and Exchange Commission (the "SEC").

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

GENERAL

Firsthand Technology Value Fund, Inc. ("we," "us," "our," the "Company", the "Fund," or "SVVC") is an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in "qualifying assets," including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes since the inception of the Fund, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the "Code." Starting in 2018, however, we are no longer a RIC and will be taxed as a C corporation for tax purposes. Firsthand Capital Management, Inc. (the "Investment Adviser", the "Adviser", or "FCM") serves as our investment adviser and manages the investment process on a daily basis.

We were incorporated under the Maryland General Corporation Law in April 2010 and acquired our initial portfolio of securities through the reorganization (the "Reorganization") into us of Firsthand Technology Value Fund ("TVF"), an open-end mutual fund and a series of Firsthand Funds, which is a Delaware statutory trust. The reorganization was completed on April 15, 2011 and we commenced operations on April 18, 2011.

Our investment objective is to seek long-term growth of capital, principally by seeking capital gains on our equity and equity-related investments. There can be no assurance that we will achieve our investment objective. Under normal circumstances, we invest at least 80 percent of our total assets for investment purposes in technology companies. We consider technology companies to be those companies that derive at least 50 percent of their revenues from products and/or services within the information technology sector and in the "cleantech" sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we invest at least 70 percent of our assets in privately held companies and public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of our capital base. We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities.

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

We invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments. These private venture capital equity investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less-speculative investments. We are not limited by the diversification requirements applicable to a regulated investment company ("RIC"), which means that we may commit all of our assets to only a few investments.

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

•  Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2018.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$3,528,070
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	438,442
Hera Systems, Inc.	Aerospace	6,697,788
IntraOp Medical Corp.	Medical Devices	29,526,457
Lyncean Technologies, Inc.	Semiconductor Equipment	1,000,000
Phunware, Inc. [2]	Mobile Computing	19,121,150
Pivotal Systems Corp. [2]	Semiconductor Equipment	53,825,978
QMAT, Inc.	Advanced Materials	13,402,530
QuickLogic Corp. [2]	Semiconductors	734,000
Revasum, Inc. [2]	Semiconductor Equipment	58,608,601
Roku, Inc. [2]	Consumer Electronics	3,523,600
Silicon Genesis Corp.	Intellectual Property	3,187,745
SVXR, Inc.	Semiconductor Equipment	4,923,206
Telepathy Investors, Inc.	Consumer Electronics	1,314,502
UCT Coatings, Inc.	Advanced Materials	748,950
Vufine, Inc.	Consumer Electronics	20,746
Wrightspeed, Inc.	Automotive	9,251,805

1  Fair value for our private company holdings was determined in good faith by our Board of Directors (the "Board" or "Board of Directors") on December 31, 2018. For public companies, the figure represents the market value of our securities on December 31, 2018, less any discount due to resale restriction on the security.

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

We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities. Our current focus is on investing in late-stage private companies, particularly those with potential for near-term realizations by way of initial public offering ("IPO") or acquisition.

In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

•  Recruiting management,

•  Formulating operating strategies,

•  Formulating intellectual property strategies,

•  Assisting in financial planning,

•  Providing management in the initial start-up stages, and

•  Establishing corporate goals.

We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors. We typically find it necessary or appropriate to provide additional capital of our own. We may introduce these companies to potential joint venture partners, suppliers, and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist with mergers and acquisitions ("M&As"). We do not currently derive income from these companies for the performance of any of the above services.

We may control, be represented on, or have observer rights on the board of directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the board of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company. Our goal is to assist each company in establishing its own independent capitalization, management, and board of directors. As a venture capital-backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company's operations will diminish.

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

Most of our current portfolio company investments are in the equity securities of private companies. Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933, as amended or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an IPO, we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell.

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential. These investments may be through open-market transactions or through private investments in public equity ("PIPE transactions"). Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days, or are issued as unregistered securities that are not freely available for six months.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers' acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2018, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," including our venture debt investments, are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

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

FOREIGN SECURITIES

We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to maintain our status as a BDC, our investments in non-qualifying assets, including the securities of companies organized outside the U.S., would be limited to 30 percent of our assets.

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

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks, including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development-stage or start-up company, as discussed under "Venture Capital Investments" above.

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

COMPETITION

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company ("SPACs") sponsors, investment bankers that underwrite initial public offerings, hedge funds that invest in PIPEs, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We believe we compete with these entities primarily on the basis of our willingness to make smaller, non-controlling investments, the experience and contacts of our investment professionals within our targeted industries, our responsive and efficient investment analysis and decision-making processes, and the investment terms that we offer. We do not seek to compete primarily on the deal terms we offer to potential portfolio companies. We use the industry information available to FCM to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Kevin Landis (FCM's President and Chief Investment Officer), and the other senior investment professionals FCM retains, enable us to learn about, and compete effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see "Risk Factors—Risks relating to our business and structure—We operate in a highly competitive market for investment opportunities."

REGULATION

The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable only to BDCs. BDCs are a special type of investment company. After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the Securities and Exchange Commission ("SEC").

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels. Such companies that satisfy certain additional criteria described below are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early-stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not "interested persons", as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person's office.

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

TAX STATUS

We are subject to corporate income tax under state and federal law, including under Subchapter C of the Code. This is the same tax status as applies to ordinary operating corporations with publicly traded stock.

INVESTMENT OPPORTUNITY

SVVC invests primarily in equity securities of private technology companies in the United States. We believe that the growth potential exhibited by private technology companies, including cleantech companies, creates an attractive investment environment for SVVC.

The last 15 years has been marked by dramatic changes in the initial public offering ("IPO") market. Since the dot-com bubble burst in 2000, emerging technology companies have often chosen to stay private longer. The combination of volatile equity markets, increased regulatory requirements (such as the Sarbanes-Oxley Act of 2002), and a lack of investment research coverage has made it less attractive for companies to access the public markets through an IPO. We believe the result is an environment with more opportunities to invest in relatively mature private companies, either directly via primary investments or by purchasing shares in the growing secondary market.

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

Our portfolio consists primarily of equity securities of private companies and cash and we expect that our portfolio will continue to consist primarily of, equity positions in private companies and cash. These investments include holdings in several private technology and cleantech companies. Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments. For description of our current investments, see "Portfolio Investments."

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

•  background checks; and

•  research relating to the company's management, industry, markets, products and services, and competitors.

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

MANAGERIAL ASSISTANCE

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance. We may receive fees for these services. FCM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. For a description of relationships between us and our portfolio companies, please see "Portfolio Companies."

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

FCM has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•  Assessment of success in adhering to portfolio company's technology development, business plan and compliance with covenants;

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

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below under "Determination of Net Asset Value." Currently, our Board of Directors solicits valuation recommendations from a third-party valuation firm on a quarterly basis.

We expect that all of our portfolio investments will be recorded at fair value as determined under the valuation process discussed above. As a result, there will be uncertainty with respect to the value of our portfolio investments.

INVESTMENT MANAGEMENT AGREEMENT

MANAGEMENT SERVICES

FCM has entered into an Investment Management Agreement (the "Investment Management Agreement") with us whereby FCM provides investment management services. Subject to the overall supervision of our Board of Directors, the Investment Adviser manages the day-to-day operations of, provides investment management services to, and serves as portfolio manager for us. Mr. Landis, FCM's President and Chief Investment Officer, has been primarily responsible for our portfolio management since our inception. Under the terms of the Investment Management Agreement, FCM will:

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

Calculation of Incentive Fee

Year 1 incentive fee Year 2 incentive fee	= 20% x (0) = 0 (no incentive fee) = 20% x ($50,000 - $20,000) - 0 = 20% x $30,000 = $6,000

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

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2018, were approximately $191.6 million.

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

THE INVESTMENT ADVISER AND ITS MANAGEMENT HAS LIMITED EXPERIENCE MANAGING A BDC.

The 1940 Act imposes numerous constraints on the operations of BDC. For example, BDC are required to invest at least 70% of their total assets primarily in securities of private or micro-cap U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser's ability to take advantage of attractive investment opportunities and to achieve our investment objective. Under the 1940 Act, our ability to own publicly-traded securities with market capitalizations in excess of $250 million is limited. While Mr. Landis has more than 20 years of experience managing technology stock mutual funds investments and more than 15 years of experience managing private equity investments, Mr. Landis and FCM have only managed a BDC since April 2011, when they began managing SVVC. The investment philosophy and techniques used by Mr. Landis and FCM may differ from those of other funds. Accordingly, we can offer no assurance that SVVC will replicate the historical performance of other investment companies with which Mr. Landis has been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

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

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

A number of entities will compete with us to make the types of investments that we plan to make. We will compete with other venture capital firms and venture capital funds, various public and private investment funds, including hedge funds, other BDC, commercial and investment banks, commercial financing companies, and various technology and alternative energy companies' internal venture capital arms. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a stronger network of contacts and better connections for deal flows or have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

ANY FAILURE ON OUR PART TO MAINTAIN OUR STATUS AS A BUSINESS DEVELOPMENT COMPANY WOULD REDUCE OUR OPERATING FLEXIBILITY.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and increase our cost of doing business. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to claims of private litigants.

IF WE DO NOT INVEST A SUFFICIENT PORTION OF OUR ASSETS IN QUALIFYING ASSETS, WE COULD FAIL TO QUALIFY AS A BUSINESS DEVELOPMENT COMPANY OR BE PRECLUDED FROM INVESTING ACCORDING TO OUR CURRENT BUSINESS STRATEGY.

As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See "Regulation" above.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO GROW.

We will need additional capital to fund growth in our investments once we have fully invested the cash (and other liquid assets, if any) received, we may issue equity securities in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow or pursue business opportunities. During the years that we have elected and maintained our status as a RIC, we will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, if stockholders opt out of reinvesting those distributions back into SVVC, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund our investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

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

In the course of our investing activities, we will pay investment management and incentive fees to FCM, and will reimburse FCM for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of FCM has interests that differ from those of our stockholders, giving rise to a conflict.

Several members of our Board of Directors are also trustees of the Board of Trustees of Firsthand Funds. Of the five directors of the Company, Messrs. Landis, Burglin, and Lee all serve as both directors for the Company and trustees for Firsthand

Funds. Messrs. Petredis and Yee are the only directors of the Company who are not also trustees of Firsthand Funds. We believe such a commonality of the board brings continuity of oversight and allows our Board to maintain the institutional knowledge and experience of overseeing illiquid securities and their pricing methods.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, as well as other special purpose vehicles set up by third parties for investment in a particular private company. To the extent we so invest, we will bear our ratable share of any such investment company's expenses, including management and incentive fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to FCM with respect to the assets invested in the securities and instruments of other investment companies under the Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of FCM as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

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

OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT OBJECTIVE, OPERATING POLICIES, AND STRATEGIES WITHOUT PRIOR NOTICE OR STOCKHOLDER APPROVAL.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results, and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

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

We have invested in, and we expect to continue to invest in, companies that we believe are likely to issue securities in initial public offerings ("IPOs"). Although there is a potential the pre-IPO securities that we buy may increase in value if the company does issue securities in an IPO, IPOs are risky and volatile and may cause the value of our securities to fall dramatically. Also, because securities of pre-IPO companies are generally not freely or publicly tradeable, we may not have access to purchase securities in these companies in the amounts or at the prices we desire. Securities issued by these privately-held companies have no trading history, and information about such companies may be available for very limited periods. The companies that we anticipate holding successful IPOs may not ever issues shares in an IPO and a liquid market for their securities may never develop, which may negatively affect the price at which we can sell any such securities and make it more difficult to sell such securities, which could also adversely affect our liquidity.

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

WE HAVE NOT YET IDENTIFIED ALL OF THE PORTFOLIO COMPANY INVESTMENTS WE INTEND TO ACQUIRE.

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

OUR FAILURE TO MAKE FOLLOW-ON INVESTMENTS IN OUR PORTFOLIO COMPANIES COULD IMPAIR THE VALUE OF OUR PORTFOLIO.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to:

•  increase or maintain in whole or in part our equity ownership percentage; or

•  exercise warrants, options, or convertible securities that were acquired in the original or subsequent financing.

We have the discretion to make any follow-on investments, subject to the availability of capital resources and the availability of securities in the applicable public company. We may elect not to make follow-on investments in a portfolio company and we may lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

WE SOMETIMES DO NOT HOLD CONTROLLING EQUITY INTERESTS IN OUR PORTFOLIO COMPANIES AND WE MAY NOT BE IN A POSITION TO EXERCISE CONTROL OVER OUR PORTFOLIO COMPANIES OR TO PREVENT DECISIONS BY MANAGEMENT OF OUR PORTFOLIO COMPANIES THAT COULD DECREASE THE VALUE OF OUR INVESTMENTS.

Although we have held control and will continue to do so for some instruments, we do not anticipate always taking controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the Nasdaq Global Market under the symbol "SVVC." The following table sets forth the range of the high and low closing sales prices of the Company's shares during each quarter during the last fiscal year, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns, or commissions.

2018 Quarter Ending	Low	High
March 31	$9.09	$12.53
June 30	$10.46	$15.36
September 30	$12.75	$16.94
December 31	$9.86	$17.50

SHAREHOLDERS

As of February 28, 2018, there were approximately 1,400 shareholders of record and approximately 12,800 beneficial owners of the Company's common stock.

DIVIDENDS

During 2018, we paid cash distributions of $245,701 or $0.034226 per share of common stock, comprised entirely of long term capital gains.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2018.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2018.

We, however, do not believe either the S&P 500 Index or the NASDAQ Composite Index to be appropriate comparable indices of the Company's benchmark results. The Company is a publicly traded venture capital fund that invests primarily in private and micro cap technology companies. The S&P 500 Index and the NASDAQ Composite Index are both indices of publicly traded large capitalization companies, with performance predominantly driven by the largest companies in the index. Nevertheless, we do not believe there is currently a widely accessible and generally accepted index that tracks publicly traded venture capital funds. When compared to the S&P 500 Index and the NASDAQ Composite Index, we have underperformed those broad market indices because equity securities of the private companies in our portfolio have not appreciated substantially during the recent bull market for publicly traded stocks.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2018		AS OF DECEMBER 31, 2017
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$3,961,467	*	$33,014,039	*
Affiliated investments at acquisition cost	31,002,275		24,035,159
Controlled investments at acquisition cost	132,313,596		117,890,661
Total acquisition cost	$167,277,338		$174,939,859
Unaffiliated investments at market value	$5,696,042	*	$40,191,055	*
Affiliated investments at market value	34,045,111		24,656,252
Controlled investments at market value	170,112,417		109,992,218
Total market value ** (Note 6)	209,853,570		174,839,525
Cash	—		110,077
Receivable for securities sold	1,005		—
Receivable from dividends and interest	2,308,366		1,794,003
Other assets	18,713		27,985
Total Assets	212,181,654		176,771,590
LIABILITIES
Payable for securities purchased	365,783		—
Incentive fees payable (Note 4)	9,261,847		1,691,040
Payable to affiliates (Note 4)	2,334,727		879,085
Deferred tax liability	8,432,559		—
Consulting fee payable	19,500		21,000
Accrued expenses and other payables	149,279		186,876
Total Liabilities	20,563,695		2,778,001
NET ASSETS	$191,617,959		$173,993,589
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,302
Paid-in-capital	178,770,434		180,772,769
Total distributable earnings (loss) ***	12,840,346		(6,786,482)
NET ASSETS	$191,617,959		$173,993,589
Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		—
Total Shares of Common Stock outstanding	7,178,770		7,302,146
Net asset value per share (Note 2)	$26.69		$23.83

*  Includes Fidelity Investment Money Market Treasury Portfolio—Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/18 and 12/31/17 were 2.24% and 1.14%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**  Includes warrants whose primary exposure is equity risk.

***  The SEC eliminated the requirement to disclose the components of distributable earnings on the Statement of Assets and Liabilities in September 2018. Accumulated net investment loss, accumulated net realized loss from security transactions and net unrealized depreciation on investments and warrants transactions in 2017 were $(1,691,040), $(4,995,108) and $(100,334), respectively.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
INVESTMENT INCOME
Affiliated/Controlled loan origination income	$21,000	$24,180	$28,213
Unaffiliated interest	6,228	1,522	19,133
Affiliated/controlled interest	3,440,610	1,540,089	830,677
TOTAL INVESTMENT INCOME	3,467,838	1,565,791	878,023
EXPENSES
Investment advisory fees (Note 4)	4,128,311	2,975,982	3,281,617
Administration fees	207,292	187,846	165,024
Custody fees	32,123	22,152	11,334
Transfer agent fees	35,176	33,017	27,283
Registration and filing fees	30,600	23,100	23,100
Professional fees	375,496	535,293	779,689
Printing fees	62,376	195,892	40,835
Trustees fees	200,000	137,500	100,000
Compliance fees	114,648	107,640	188,569
Miscellaneous fees	87,830	174,670	96,075
TOTAL GROSS EXPENSES	5,273,852	4,393,092	4,713,526
Incentive fee adjustments (Note 4)	7,570,807	1,691,040	—
TOTAL NET EXPENSES	12,844,659	6,084,132	4,713,526
NET INVESTMENT LOSS, BEFORE TAXES	(9,376,821)	(4,518,341)	(3,835,503)
Deferred tax benefit	538,915	—	—
Net investment loss, net of deferred taxes	(8,837,906)	(4,518,341)	(3,835,503)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(10,658,458)	5,058,105	(3,035,229)
Non-affiliated/controlled and other assets	5,432,378	(1,516,161)	(3,132,110)
Net realized gain from written option transactions (1)	231,422	—	—
Deferred tax benefit	1,192,325	—	—
Net realized gains (losses), net of deferred taxes	(3,802,333)	3,541,944	(6,167,339)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(5,442,441)	19,408,570	1,088,815
Affiliated/controlled investments and foreign currency	47,667,121	1,138,114	(20,524,969)
Affiliated/controlled warrants investments (1)	451,886	6,609,282	4,777,442
Deferred tax expense	(10,163,798)	—	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	32,512,768	27,155,966	(14,658,712)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	28,710,435	30,697,910	(20,826,051)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$19,872,529	$26,179,569	$(24,661,554)
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$2.73	$3.59	$(3.26)

(1)  Primary exposure is equity risk.

(2)  Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2018 Consolidated Financial Statements and notes thereto.

OVERVIEW

We are an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we are subject to corporate income tax under Subchapter C of the Code. FCM serves as our investment adviser and manages the investment process on a daily basis.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Semiconductor Equipment	61.8%	29.6%
Medical Devices	15.4%	12.1%
Mobile Computing	10.0%	6.9%
Advanced Materials	7.4%	13.9%
Automotive	4.8%	6.2%
Aerospace	3.5%	1.2%
Consumer Electronics	2.5%	8.4%
Equipment Leasing	1.8%	2.3%
Intellectual Property	1.7%	3.5%

continued	December 31, 2018	December 31, 2017
Semiconductor	0.4%	1.2%
Water Purification	0.0%	0.0%
Cloud Computing	0.0%	4.9%
Networking	0.0%	9.3%
Exchange-Traded/Money Market Funds	0.2%	1.0%
(Liabilities)/Other Assets	(9.5%)	(0.5%)
Net Assets	100.0%	100.0%

Certain trends in the technology industry may have an impact on the portfolio in coming quarters. In particular, the semiconductor industry, which has historically been a highly cyclical industry, has enjoyed a period of strong growth over the past several years. Given the substantial weighting of semiconductor investments in the current portfolio, the Fund will be sensitive to changes in this industry. Fund performance may also be impacted by the speed of adoption of certain new technologies, including, but not limited to: electric drivetrains for trucks, electron intra-operative radiation for cancer treatment, micro-LEDs, semiconductor manufacturing equipment, and streaming video.

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2018, December 31, 2017, and December 31, 2016.

INVESTMENT INCOME

For the year ended December 31, 2018, we had investment income of $3,467,838 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Wrightspeed, QMAT, and Telepathy Investors.

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

The higher level of investment income in the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to increasing principal amounts on notes issued by IntraOp, QMAT and Wrightspeed.

The higher level of investment income in the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to increasing principal amounts on notes issued by IntraOp, QMAT, Revasum and SVXR.

OPERATING EXPENSES

Operating expenses totaled approximately $12,844,659 during the year ended December 31, 2018, $6,084,132 during the year ended December 31, 2017 and $4,713,526 during the year ended December 31, 2016.

Significant components of operating expenses for the year ended December 31, 2018, were a management fee expense of $4,128,311, professional fees (audit, legal, accounting, and consulting) of $375,496, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $7,570,807. Significant components of operating expenses for the year ended December 31, 2017, were a management fee expense of $2,975,982, professional fees (audit, legal, accounting, and consulting) of $535,293, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $1,691,040. Significant components of operating expenses for the year ended December 31, 2016, were a management fee expense of $3,281,617 and professional fees (audit, legal, accounting, and consulting) of $779,689.

The higher level of operating expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily attributable to the incentive fee accrual in 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

The higher level of operating expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily attributable to the incentive fee accrual in 2017, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT LOSS

The net investment loss before taxes was $9,376,821 for the year ended December 31, 2018, $4,518,341 for the year ended December 31, 2017 and $3,835,503 for the year ended December 31, 2016.

The greater net investment loss before taxes in the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily due to the accrual of an incentive fee in 2018 which was accrued but is not payable until gains in the portfolio are realized.

The greater net investment loss in the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to the accrual of an incentive fee in 2017 which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, is shown below.

Year Ended December 31, 2018
Realized losses	$(4,994,658)
Net change in unrealized appreciation on investments	$42,676,566
Deferred tax expense	$(8,971,473)
Net realized and unrealized gain on investments	$28,710,435
As of December 31, 2018
Gross unrealized appreciation on portfolio investments	$99,485,489
Gross unrealized depreciation on portfolio investments	$(56,909,257)
Net unrealized appreciation on portfolio investments, warrants, and other assets	$42,576,232

Year Ended December 31, 2017
Realized gains	$3,541,944
Net change in unrealized depreciation on investments	$27,155,966
Net realized and unrealized gain on investments	$30,697,910
As of December 31, 2017
Gross unrealized appreciation on portfolio investments	$44,878,771
Gross unrealized depreciation on portfolio investments	$(44,979,105)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(100,334)
Year Ended December 31, 2016
Realized losses	$(6,167,339)
Net change in unrealized depreciation on investments	$(14,658,712)
Net realized and unrealized loss on investments	$(20,826,051)
As of December 31, 2016
Gross unrealized appreciation on portfolio investments	$13,265,628
Gross unrealized depreciation on portfolio investments	$(40,521,928)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(27,256,300)

During the year ended December 31, 2018, we recognized net realized losses of approximately $4,994,658 from the sale/write-off of investments. Realized losses were higher compared to the Fund's realized gains in 2017 due to the write-off of our Aliphcom position and the transfer of securities from our controlled foreign corporations (CFCs) to the Fund.

During the year ended December 31, 2018, net unrealized appreciation on total investments increased by $42,676,566. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized appreciation on total investments during the year is due primarily to the increase in value of our investments, most notably, Pivotal and Revasum.

During the year ended December 31, 2017, we recognized net realized gains of approximately $3,541,944 from the sale of investments. Realized gains were higher compared to the Fund's net realized losses in 2016 due to the buyout of our Gilt Groupe position and the sale of our Invensense common stock in 2016 which created realized losses in 2016.

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

During the year ended December 31, 2016, we recognized net realized losses of approximately $6,167,339 from the sale of investments. Realized losses were substantially higher compared to the Fund's realized losses in 2015 due to the buyout of our Gilt Groupe position and the sale of our Invensense common stock in 2016.

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

INCOME AND EXCISE TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a RIC under Subchapter M of the Code. This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $19,872,529 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2018 was $2.73.

For the year ended December 31, 2017, the net increase in net assets resulting from operations totaled $26,179,569 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2018 was $3.59.

For the year ended December 31, 2016, the net decrease in net assets resulting from operations totaled $24,661,554 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2017 was $(3.26).

The lesser increase in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2018 as compared to the year ended December 31, 2017, is due primarily due to an increase in the incentive fee expense accrual in 2018 and an accrual for deferred taxes since the Fund is now classified as a C-Corp.

The greater increase in net assets resulting from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016, is due primarily to increases in security valuations, most notably, Pivotal, QMAT, Revasum, Nutanix, Roku and Phunware.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from sales or liquidation proceeds of our investments. In management's view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities over the next twelve months.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2018, 2017, and 2016, our operating expenses were $5,273,852, $4,393,092, and $4,713,526, respectively.

For the year ended December 31, 2018, our total cash reserves and liquid securities decreased approximately 77%, primarily due to the purchase of portfolio investments, payment of operating expenses and the stock buyback we initiated in October 2018. We believe that our current liquid assets are sufficient to meet the Company's short-term financing needs.

During the year ended December 31, 2018, cash and cash equivalents decreased to $438,442 at the end of the year, from $1,815,452 at the beginning of the year. The decrease in cash and cash equivalents primarily resulted from our operating expenses and the stock buyback we initiated in October 2018.

At December 31, 2018, we had investments in public and private securities totaling approximately $209.9 million. Also, at December 31, 2018, we had approximately $0.0 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2018, net assets totaled approximately $191.6 million, with an NAV per share of $26.69. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur.

Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2018, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. ("EQX"), San Francisco, California, is an equipment leasing company.

At December 31, 2018, our investment in EQX consisted of 4,000,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $3.5 million.

Hera Systems, Inc.

Hera Systems, Inc. ("Hera"), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2018, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 5,539,203 shares of Series B preferred stock, $500,000 par value convertible note, $500,000 par value convertible note and 19,164,922 shares of Series B warrants with an aggregate fair value of approximately $6.7 million.

IntraOp Medical Corp.

IntraOp Medical Corporation ("IntraOp"), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2018, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note and a $10,961,129 par value convertible note with a combined aggregate fair value of approximately $29.5 million.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. ("Lyncean"), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2018, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $1.0 million.

QMAT, Inc.

QMAT, Inc. ("QMAT"), Santa Clara, California, is developing advanced materials technologies for applications in the electronics industry.

At December 31, 2018, our investment in QMAT consisted of 16,000,240 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock, warrants to purchase up to 2,000,000 shares of Series A preferred stock, a $7,002,600 par value convertible note and warrants to purchase up to 4,932,208 shares of Series C preferred stock with a combined fair value of approximately $13.4 million.

Silicon Genesis Corp.

Silicon Genesis Corporation ("SiGen"), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2018, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 8,037,982 shares of common stock with a combined fair value of approximately $3.2 million.

SVXR, Inc.

SVXR, Inc. ("SVXR"), San Jose, California, is an X-ray inspection tool manufacturer whose products are used for inline product monitoring, defect detection, and metrology.

At December 31, 2018, our investment in SVXR consisted of 8,219,454 shares of Series A preferred stock with a combined fair value of approximately $4.9 million.

Telepathy Investors, Inc.

Telepathy Investors, Inc. ("Telepathy"), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2018, our investment in Telepathy consisted of 15,238,000 shares of Series A preferred stock, a $2,000,000 par value convertible note, a $500,000 par value convertible note, a $500,000 par value convertible note, a $300,000 par value convertible note, a $300,000 par value convertible note, a $200,000 par value convertible note and a $150,000 par value convertible note with a combined fair value of approximately $1.3 million.

UCT Coatings, Inc.

UCT Coatings, Inc. ("UCT"), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2018, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $749 thousand.

Vufine, Inc.

Vufine, Inc. ("Vufine"), Sunnyvale, CA, is developing a wearable high-definition display that clips on to existing eyewear.

At December 31, 2018, our investment in Vufine consisted of 22,500,000 shares of Series A preferred stock, 750,000 shares of common stock, a $250,000 par value convertible note, a $350,000 par value convertible note, a $300,000 par value convertible note, a $100,000 par value convertible note, a $200,000 par value convertible note and a $1,500,000 par value convertible note with a combined aggregate fair value of approximately $21 thousand.

Wrightspeed, Inc.

Wrightspeed, Inc. ("Wrightspeed"), San Jose, California, is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2018, our investments in Wrightspeed consisted of 2,267,659 shares of Series C preferred stock, 1,100,978 shares of Series D preferred stock, 450,814 shares of Series E preferred stock, 90,707 shares of Series F preferred stock, an $8,800,000 par value convertible note, and warrants to purchase 35,249,888 shares of Series F preferred stock with a combined fair value of approximately $9.3 million.

PUBLIC INVESTMENTS

At December 31, 2018, we had investments in the following public securities:

Phunware, Inc.

Phunware, Inc. ("Phunware"), Austin, Texas, is a software company that develops tools and services to enable mobile computing applications.

At December 31, 2018, our investments in Phunware consisted of 1,495,113 shares of restricted common stock with an aggregate fair value of approximately $19.1 million.

Pivotal Systems Corp.

Pivotal Systems, Corporation ("Pivotal Systems"), Fremont, California, provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2018, our investment in Pivotal Systems consisted of 53,758,441 shares of restricted common stock with a combined fair value of approximately $53.8 million.

Quicklogic Corp.

QuickLogic Corp. ("QuickLogic") (NASDAQ: QUIK), Sunnyvale, CA, designs and markets system-on-a-chip ("SOC") semiconductor solutions for smartphones, wearable and "Internet-of-things" devices, and other applications.

At December 31, 2018, our investment in Quicklogic consisted of 1,000,000 shares of common stock with a market value of approximately $734 thousand.

Revasum, Inc.

Revasum, ("Revasum"), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2018, our investment in Revasum consisted of 53,834,340 shares of restricted common stock with an aggregate fair value of approximately $58.6 million

Roku, Inc.

Roku, Inc. ("Roku"), Saratoga, CA, makes Internet streaming devices and software that enable consumers to access streaming content on their televisions.

At December 31, 2018, our investment in Roku consisted of 115,000 shares of common stock with an aggregate fair value of approximately $3.5 million.

Fidelity Investments Money Market Treasury Portfolio—Class I

Fidelity Investments Money Market Treasury Portfolio—Class I ("Money Market") is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2018, our investment in Money Market consisted of 438,442 shares of the money market fund with a market value of approximately $438 thousand.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid equity and equity derivatives of securities of venture capital stage technology companies. Under written procedures established by our Board of Directors, securities traded on stock exchanges, or quoted by NASDAQ, are valued according to the NASDAQ Stock Market, Inc. ("NASDAQ") official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange ("NYSE") (normally 4:00 P.M. Eastern Time). If a security is not traded that day, the security will be valued at its most recent bid price. Securities traded in the over-the-counter market, but not quoted by NASDAQ, are valued at the last sale price (or, if the last sale price is not readily available, at the most recent closing bid price as quoted by brokers that make markets in the securities) at the close of trading on the NYSE. Securities traded both in the over-the-counter market and on a stock exchange are valued according to the broadest and most representative market. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). In addition, a large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our Board of Directors. Our Board of Directors may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities. The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2018, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $3.6 million. Since that date, we have sold public securities with an aggregate value of approximately $3.8 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Fund's business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and small company investment risk.

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

PRIVATELY PLACED SMALL COMPANIES RISK

The Fund invests in small companies, and its investments in these companies are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our shareholders from achieving price appreciation, dividend distributions and return of capital.

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2018, we do not have a significant portion of the Fund's assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

Firsthand Technology Value Fund, Inc.
San Jose, California

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the "Company"), including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the financial highlights (consolidated for the years ended December 31, 2018, 2017, 2016, and 2015) for each of the years in the five-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2018, and the financial highlights for each of the years in the five-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019 expressed an unqualified opinion.

EMPHASIS OF MATTER

As explained in Note 6, the financial statements include investments valued at $205,157,528 (107.07% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the Company's auditor since 1997.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodian, portfolio companies and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

Firsthand Technology Value Fund, Inc.
San Jose, California

OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited the internal control over financial reporting of Firsthand Technology Value Fund, Inc. (the "Company") as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the financial highlights (consolidated for the years ended December 31, 2018, 2017, 2016 and 2015) for each of the years in the five-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March 14, 2019 expressed an unqualified opinion.

BASIS FOR OPINION

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the Company's auditor since 1997.

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

DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 14, 2019

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2018		AS OF DECEMBER 31, 2017
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$3,961,467	*	$33,014,039	*
Affiliated investments at acquisition cost	31,002,275		24,035,159
Controlled investments at acquisition cost	132,313,596		117,890,661
Total acquisition cost	$167,277,338		$174,939,859
Unaffiliated investments at market value	$5,696,042	*	$40,191,055	*
Affiliated investments at market value	34,045,111		24,656,252
Controlled investments at market value	170,112,417		109,992,218
Total market value ** (Note 6)	209,853,570		174,839,525
Cash	—		110,077
Receivable for securities sold	1,005		—
Receivable from dividends and interest	2,308,366		1,794,003
Other assets	18,713		27,985
Total Assets	212,181,654		176,771,590
LIABILITIES
Payable for securities purchased	365,783		—
Incentive fees payable (Note 4)	9,261,847		1,691,040
Payable to affiliates (Note 4)	2,334,727		879,085
Deferred tax liability	8,432,559		—
Consulting fee payable	19,500		21,000
Accrued expenses and other payables	149,279		186,876
Total Liabilities	20,563,695		2,778,001
NET ASSETS	$191,617,959		$173,993,589
Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,302
Paid-in-capital	178,770,434		180,772,769
Total distributable earnings (loss) ***	12,840,346		(6,786,482)
NET ASSETS	$191,617,959		$173,993,589
Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		—
Total Shares of Common Stock outstanding	7,178,770		7,302,146
Net asset value per share (Note 2)	$26.69		$23.83

*  Includes Fidelity Investment Money Market Treasury Portfolio—Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/18 and 12/31/17 were 2.24% and 1.14%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**  Includes warrants whose primary exposure is equity risk.

***  The SEC eliminated the requirement to disclose the components of distributable earnings on the Statement of Assets and Liabilities in September 2018. Accumulated net investment loss, accumulated net realized loss from security transactions and net unrealized depreciation on investments and warrants transactions in 2017 were $(1,691,040), $(4,995,108) and $(100,334), respectively.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC (1.8%)	Common Stock *(1)(2)(4)	6/10/16	100,000	$20,000	$36,470
	Preferred Stock - Series A *(1)(2)(4)	6/10/16	4,000,000	4,000,000	3,491,600
Equipment Leasing					3,528,070
HERA SYSTEMS, INC. (3.5%)	Convertible Promissory Note Matures January 2019
Aerospace	Interest Rate 10% (1)(2)(4)	5/31/18	500,000	500,000	500,000
	Convertible Promissory Note
	Matures January 2019
	Interest Rate 10% (1)(2)(4)	1/19/18	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/15	3,642,324	2,000,000	207,977
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 9/4/18	5,539,203	5,087,102	1,231,365
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/17	700,000	0	155,540
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,721,950
					6,697,788
INTRAOP MEDICAL CORP. (15.4%)	Convertible Note Matures June 2020
Medical Devices	Interest Rate 8% (1)(2)(4)	12/31/18	10,961,129	10,961,129	10,961,129
	Preferred Stock - Series C *(1)(2)(4)	7/12/13	26,856,187	26,299,938	13,565,328
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/17	2,000,000	2,000,000	2,000,000
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/14	3,000,000	3,000,000	3,000,000
					29,526,457
LYNCEAN TECHNOLOGIES, INC. (0.5%)	Preferred Stock - Series B *(1)(4)	7/3/18	869,792	1,000,000	1,000,000
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PHUNWARE, INC. (10.0%)	Common Stock *(1)(3)(4)	3/14/14	1,495,113	$9,999,997	$19,121,150
Mobile Computing
PIVOTAL SYSTEMS CORP. (28.1%)	Common Stock *(1)(2)(4)	11/28/12 - 09/02/16	53,758,441	19,446,197	53,825,978
Semiconductor Equipment
QMAT, INC. (7.0%)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 04/28/16	16,000,240	9,680,305	4,612,549
Advanced Materials	Preferred Stock - Series B *(1)(2)(4)	9/28/16 - 11/7/16	2,000,000	2,000,000	1,594,000
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	12/14/18	7,002,600	7,002,600	7,002,600
Preferred Stock Warrants -	Series C *(1)(2)(4)	12/14/18	4,932,208	0	81,381
Preferred Stock Warrants -	Series A *(1)(2)(4)	12/14/12	2,000,000	0	112,000
					13,402,530
QUICKLOGIC CORP. (0.4%)	Common Stock *	12/27/16 - 11/09/17	1,000,000	1,488,025	734,000
Semiconductors
REVASUM, INC. (30.6%)	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	53,834,340	18,537,905	58,608,601
Semiconductor Equipment
ROKU, INC. (1.8%)	Common Stock *	05/26/15 - 08/06/15	115,000	1,035,000	3,523,600
Consumer Electronics

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (1.7%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/11	5,704,480	$2,372,403	$1,233,879
	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/11	82,914	109,518	25,463
Intellectual Property	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/11	850,830	431,901	68,917
	Common Stock *(1)(2)(4)	4/18/11	921,892	169,045	4,517
	Common Stock Warrants *(1)(2)(4)	4/18/11	37,982	6,678	84
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/11	912,453	456,389	270,816
	Common Stock Warrants *(1)(2)(4)	10/13/11	5,000,000	0	2,000
	Common Stock Warrants *(1)(2)(4)	2/6/12	3,000,000	0	1,200
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/16	48,370,793	3,880,592	1,443,530
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/16	837,942	936,895	137,339
					3,187,745
SVXR, INC. (2.6%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,923,206
Semiconductor Equipment
TELEPATHY INVESTORS, INC. (0.7%)	Convertible Note
	Matures January 2019
Consumer Electronics	Interest Rate 10% (1)(2)(4)	6/21/16	150,000	150,000	14,678
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	9/7/18	200,000	200,000	19,570
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	4/20/16	500,000	500,000	48,925
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	6/23/15	2,000,000	2,000,000	195,700
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	5/3/17	300,000	300,000	29,355
	Preferred Stock - Series A *(1)(2)(4)	7/29/14	15,238,000	3,999,999	927,994
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	1/29/16	300,000	300,000	29,355
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	12/13/16	500,000	500,000	48,925
					1,314,502

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (0.4%)	Common Stock *(1)(3)(4)	4/18/11	1,500,000	$662,235	$748,950
Advanced Materials
VUFINE, INC. (0.0%) Consumer Electronics	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	10/31/18	200,000	200,000	1,537
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	7/10/17	1,500,000	1,500,000	11,526
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	9/13/18	100,000	100,000	768
	Convertible Note Matures October 2019 Interest Rate 12% (1)(2)(4)	10/16/17	250,000	250,000	1,921
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	1/31/18	350,000	350,000	2,689
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	6/19/18	300,000	300,000	2,305
	Common Stock *(1)(2)(4)	2/26/15	750,000	15,000	0
Preferred Stock -	Series A *(1)(2)(4)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
					20,746

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (4.8%)	Convertible Note
Matures December 2019 Automotive	Interest Rate 12% (1)(3)(4)	12/31/18	100,000	$100,000	$2,751
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	5/1/18	3,700,000	3,700,000	101,787
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	6/21/18	2,000,000	2,000,000	55,020
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	8/10/18	3,000,000	3,000,000	82,530
	Preferred Stock - Series C *(1)(3)(4)	4/11/13	2,267,659	1,922,975	494,803
	Preferred Stock - Series D *(1)(3)(4)	12/15/14	1,100,978	3,375,887	310,806
	Preferred Stock - Series E *(1)(3)(4)	7/10/15	450,814	1,658,996	136,732
	Preferred Stock - Series F *(1)(3)(4)	8/31/17	90,707	499,995	41,344
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/18	200,000	0	90,980
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/18	200,000	0	224
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/9/18	13,606	0	22
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/26/18	6,803	0	11
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/18	6,000,000	0	2,729,400
	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/18	7,400,000	0	3,366,260
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/18	4,000,000	0	1,819,600
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/18	6,000,000	0	6,720
	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/18	7,400,000	0	8,288
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/18	4,000,000	0	4,480
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/31/17	18,141	0	29
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/7/18	11,338	0	18
					9,251,805

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (0.2%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	438,442	$438,442	$438,442
TOTAL INVESTMENTS (Cost $167,277,338) — 109.5%					209,853,570
LIABILITIES IN EXCESS OF OTHER ASSETS — (9.5)%					(18,235,611)
NET ASSETS — 100%						$191,617,959

*  Non-income producing security.

(1)  Restricted security. Fair Value is determined by or under the direction of the Company's Board of Directors (See note 3). At December 31, 2018, we held $205,157,528 (or 107.07% of net assets) in restricted securities (see Note 2).

(2)  Controlled Investments.

(3)  Affiliated issuer.

(4)  Fair Value Level 3 Security.

(5)  The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ALIPHCOM, INC. (0.0%)	Common Stock *(1)(7)	8/20/13	2,128,005	$10,108,024	$0
Consumer Electronics
EQX CAPITAL, INC. (2.3%)	Common Stock *(1)(2)(7)	6/10/16	100,000	20,000	44,810
	Preferred Stock - Series A *(1)(2)(7)	6/10/16	4,000,000	4,000,000	3,975,200
Equipment Leasing
					4,020,010
HERA SYSTEMS, INC. (1.2%)	Preferred Stock - Series A *(1)(2)(7)	9/18/15	3,642,324	2,000,000	154,799
	Preferred Stock - Series B *(1)(2)(7)	08/07/17 - 09/28/17	2,039,203	1,587,102	453,315
Aerospace	Preferred Stock Warrants - Series B *(1)(2)(7)	8/7/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(7)	9/28/17	700,000	0	155,540
					2,144,610
HIGHTAIL, INC. (4.9%)	Preferred Stock - Series E *(1)(4)(7)	3/27/14	2,268,602	9,620,188	8,561,704
Cloud Computing
INTRAOP MEDICAL CORP. (12.1%)	Convertible Note (1)(2)(7) Matures June 2020
Medical Devices	Interest Rate 15%	5/31/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	9/28/17	1,500,000	1,500,000	1,500,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	7/13/17	1,000,000	1,000,000	1,000,000
	Convertible Note (1)(2)(7) Matures June 2020 Interest Rate 15%	7/8/14	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series C *(1)(2)(7)	7/12/13	26,856,187	26,299,938	11,479,677
	Term Note (1)(2) Matures February 2020 Interest Rate 8%	2/10/17	2,000,000	2,000,000	2,000,000
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 8%	2/28/14	3,000,000	3,000,000	3,000,000
					20,979,677

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
NUTANIX, INC. (9.3%)	Common Stock *	05/15/15 - 08/23/16	458,772	$7,358,112	$16,185,476
Networking
PHUNWARE, INC. (6.9%)	Preferred Stock - Series E *(1)(3)(7)	3/14/14	3,257,328	9,999,997	12,018,563
Mobile Computing
PIVOTAL SYSTEMS CORP. (19.9%)	Common Stock Warrants - Class B *(1)(2)(7)	2/12/16	18,180,475	0	8,741,172
Semiconductor	Preferred Stock Warrants -
Equipment	Series D *(1)(2)(7)	9/2/16	4,158,654	0	618,392
	Preferred Stock - Series A *(1)(2)(7)	11/28/12 - 04/30/14	11,914,217	6,000,048	8,453,614
	Preferred Stock - Series B *(1)(2)(7)	4/30/14	13,065,236	6,321,482	9,270,308
	Preferred Stock - Series C *(1)(2)(7)	12/31/14	2,291,260	2,657,862	2,560,254
	Preferred Stock - Series D *(1)(2)(7)	9/2/16	6,237,978	3,975,801	5,009,720
					34,653,460
QMAT, INC. (13.4%) Advanced Materials	Preferred Stock - Series A *(1)(2)(7)	12/14/12 - 04/28/16	16,000,240	16,000,240	17,394,341
	Preferred Stock - Series B *(1)(2) (7)	09/28/16 - 11/07/16	2,000,000	2,000,000	2,132,600
	Preferred Stock Warrants - Series A *(1)(2)	12/14/12	2,000,000	0	1,086,600
	Convertible Note Matures March 2019 Interest Rate 8% (1)(2)(7)	12/29/17	2,745,485	2,745,485	2,745,485
					23,359,026
QUICKLOGIC CORP. (1.2%)	Common Stock *	12/27/16 - 11/09/17	1,200,000	1,859,835	2,088,000
Semiconductors

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (8.5%)	Preferred Stock - Series B (1)(2)(7)	10/27/17 - 12/20/17	313,719	$2,550,033	$2,550,033
Semiconductor	Common Stock *(1)(2)(7)	11/14/16	10,000	1,000	29,908
Equipment	Preferred Stock - Series A *(1)(2)(7)	3/1/17	441,998	1,999,997	2,256,355
	Term Note (1)(2)(7) Matures February 2020 Interest Rate 5%	3/1/17	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series Seed *(1)(2)(7)(8)	11/14/16	2,200,000	7,284,145	8,966,760
					14,803,056
ROKU, INC. (6.7%)	Common Stock *(1)(7)	05/26/15 - 08/06/15	250,000	2,312,500	11,650,500
Consumer Electronics
RORUS, INC. (0.0%)	Convertible Note (1)(7)
Water Purification	Matures June 2021 Interest Rate 2%	10/4/16	50,000	50,000	0
SILICON GENESIS CORP. (3.5%)	Common Stock *(1)(2)(7)	4/18/11	921,892	169,045	16,871
	Common Stock Warrants *(1)(2)(7)	4/18/11	5,000,000	0	11,000
Intellectual Property	Common Stock Warrants *(1)(2)(7)	10/13/11	37,982	6,678	357
	Common Stock Warrants *(1)(2)(7)	2/6/12	3,000,000	0	6,600
	Preferred Stock - Series 1-C *(1)(2)(7)	4/18/11	82,914	109,518	74,258
	Preferred Stock - Series 1-D *(1)(2)(7)	4/18/11	850,830	431,901	205,646
	Preferred Stock - Series 1-E *(1)(2)(7)	4/18/11	5,704,480	2,459,808	2,063,310
	Preferred Stock - Series 1-F *(1)(2)(7)	4/18/11	912,453	475,674	456,318
	Preferred Stock - Series 1-G *(1)(2)(5)(7)	3/10/16	48,370,793	4,583,405	3,023,658
	Preferred Stock - Series 1-H *(1)(2)(7)	3/10/16	837,942	946,502	236,551
					6,094,569
SVXR, INC. (1.2%)	Preferred Stock - Series A *(1)(3)(7)	01/11/2017	2,013,491	1,000,000	1,000,000
Semiconductor	Convertible Note (1)(2)(7)
Equipment	Matures December 2018 Interest Rate 10% (1)(2)(7)	12/21/17	1,000,000	1,000,000	1,000,000
					2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (0.9%)	Convertible Note (1)(2)(7)
	Matures January 2018
Consumer Electronics	Interest Rate 10%	1/29/16	300,000	$300,000	$45,321
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	4/20/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	6/21/16	150,000	150,000	22,661
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	12/13/16	500,000	500,000	75,535
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	6/23/15	2,000,000	2,000,000	302,140
	Convertible Note (1)(2)(7) Matures January 2018 Interest Rate 10%	5/3/17	300,000	300,000	45,321
	Preferred Stock - Series A *(1)(2)(7)	7/29/14	15,238,000	3,999,999	937,137
					1,503,650
UCT COATINGS, INC. (0.5%)	Common Stock *(1)(3)(7)	4/18/11	1,500,000	662,235	922,050
	Common Stock Warrants *(1)(3)(7)	4/18/11	2,283	67	4
Advanced Materials
					922,054
VUFINE, INC. (0.8%)	Common Stock *(1)(2)(7)	2/26/15	750,000	15,000	0
Consumer Electronics	Convertible Note (1)(2)(7) Matures July 2019 Interest Rate 6%	7/10/17	1,500,000	1,500,000	1,229,280
	Preferred Stock - Series A *(1)(2)(7)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
	Convertible Note (1)(2)(7) Matures October 2019 Interest Rate 12%	10/16/17	250,000	250,000	204,880
					1,434,160

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2017

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (6.2%)	Preferred Stock -
	Series C *(1)(3)(4)(7)	4/11/13	2,267,659	$6,837,983	$5,704,296
Automotive	Preferred Stock - Series D *(1)(3)(7)	12/15/14	1,100,978	3,375,887	3,161,018
	Preferred Stock - Series E *(1)(3)(7)	7/10/15	450,814	1,658,996	1,350,323
	Preferred Stock - Series F *(1)(3)(7)	8/31/17	90,707	499,995	471,295
	Preferred Stock Warrants - Series F *(1)(3)(7)	8/31/17	18,141	0	28,703
					10,715,635
INVESTMENT COMPANY (1.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (6)	Various	1,705,375	1,705,375	1,705,375
TOTAL INVESTMENTS (Cost $174,939,859) — 100.5%					174,839,525
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.5%					(845,936)
NET ASSETS — 100.0%					$173,993,589

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

(8)  A portion represents position held in Firsthand Investments, Ltd. (See Note 1).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
INVESTMENT INCOME
Affiliated/Controlled loan origination income	$21,000	$24,180	$28,213
Unaffiliated interest	6,228	1,522	19,133
Affiliated/controlled interest	3,440,610	1,540,089	830,677
TOTAL INVESTMENT INCOME	3,467,838	1,565,791	878,023
EXPENSES
Investment advisory fees (Note 4)	4,128,311	2,975,982	3,281,617
Administration fees	207,292	187,846	165,024
Custody fees	32,123	22,152	11,334
Transfer agent fees	35,176	33,017	27,283
Registration and filing fees	30,600	23,100	23,100
Professional fees	375,496	535,293	779,689
Printing fees	62,376	195,892	40,835
Trustees fees	200,000	137,500	100,000
Compliance fees	114,648	107,640	188,569
Miscellaneous fees	87,830	174,670	96,075
TOTAL GROSS EXPENSES	5,273,852	4,393,092	4,713,526
Incentive fee adjustments (Note 4)	7,570,807	1,691,040	—
TOTAL NET EXPENSES	12,844,659	6,084,132	4,713,526
NET INVESTMENT LOSS, BEFORE TAXES	(9,376,821)	(4,518,341)	(3,835,503)
Deferred tax benefit	538,915	—	—
Net investment loss, net of deferred taxes	(8,837,906)	(4,518,341)	(3,835,503)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(10,658,458)	5,058,105	(3,035,229)
Non-affiliated/controlled and other assets	5,432,378	(1,516,161)	(3,132,110)
Net realized gain from written option transaction (1)	231,422	—	—
Deferred tax benefit	1,192,325	—	—
Net realized gains (losses), net of deferred taxes	(3,802,333)	3,541,944	(6,167,339)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(5,442,441)	19,408,570	1,088,815
Affiliated/controlled investments and foreign currency	47,667,121	1,138,114	(20,524,969)
Affiliated/controlled warrants investments (1)	451,886	6,609,282	4,777,442
Deferred tax expense	(10,163,798)	—	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	32,512,768	27,155,966	(14,658,712)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	28,710,435	30,697,910	(20,826,051)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$19,872,529	$26,179,569	$(24,661,554)
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$2.73	$3.59	$(3.26)

(1)  Primary exposure is equity risk.

(2)  Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$19,872,529	$26,179,569	$(24,661,554)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities:
Purchases of investments	(83,779,495)	(30,958,618)	(76,522,603)
Proceeds from disposition of investments	85,549,002	34,282,019	80,015,681
Net purchases/sales from short-term investments	898,356	65,833	(1,171,203)
Deferred tax expense	—	—	—
Increase (decrease) in dividends, interest, and reclaims receivable	(514,363)	(973,179)	2,615,902
(Decrease) in receivable in restricted cash	—	—	1,000,000
Increase (decrease) in receivable in investment sold	(1,005)	—	—
Increase (decrease) in payable for investment purchased	365,783	(395,532)	395,532
Increase (decrease) in payable to affiliates	1,455,642	82,552	(98,839)
Increase (decrease) in incentive fees payable	7,570,807	1,691,040	—
(Decrease) in other assets	9,272	528	757,955
Increase (decrease) in accrued expenses and other payables	(39,096)	(2,101)	15,473
Increase (decrease) in deferred tax benefit	8,432,558	—	—
Net realized gain (loss) from investments	5,226,080	(3,541,944)	6,167,339
Net realized gain from written options	(231,422)	—	—
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	(42,676,566)	(27,155,966)	14,658,712
Net cash (used in) operating activities	2,138,082	(725,799)	3,172,395
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(2,002,458)	(1,098,371)	(2,005,434)
Distributions paid from net realized gains	(245,701)	—	—
Net cash (used in) financing activities	(2,248,159)	(1,098,371)	(2,005,434)
Net increase (decrease) in cash	(110,077)	(1,824,170)	1,166,961
Cash - beginning of year	110,077	1,934,247	767,286
Cash - end of year	$—	$110,077	$1,934,247

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
FROM OPERATIONS:
Net investment loss, net of deferred taxes	$(8,837,906)	$(4,518,341)	$(3,835,503)
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	(3,802,333)	3,541,944	(6,167,339)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	32,512,768	27,155,966	(14,658,712)
Net increase (decrease) in net assets from operations	19,872,529	26,179,569	(24,661,554)
DISTRIBUTIONS TO SHAREHOLDERS:	(245,701)	—	—
FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	(2,002,458)	(1,098,371)	(2,005,434)
Net decrease in net assets from capital share transactions	(2,002,458)	(1,098,371)	(2,005,434)
TOTAL INCREASE/(DECREASE) IN NET ASSETS	17,624,370	25,081,198	(26,666,988)
NET ASSETS:
Beginning of year	173,993,589	148,912,391	175,579,379
End of year	$191,617,959	$173,993,589	$148,912,391
COMMON STOCK ACTIVITY:
Shares repurchased	(123,376)	(128,551)	(272,008)
Net decrease in shares outstanding	(123,376)	(128,551)	(272,008)
Shares outstanding, beginning of year	7,302,146	7,430,697	7,702,705
Shares outstanding, end of year	7,178,770	7,302,146	7,430,697

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights

Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*	FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Net asset value at beginning of period	$23.83		$20.04	$22.79	$24.49		$28.32
Income from investment operations:
Net investment loss, before deferred taxes	(1.29	) (1)	(0.62)	(0.52)	(0.06	) (1)	(1.26)
Deferred tax benefit	0.07		—	—	—		—
Net investment loss	(1.22)		(0.62)	(0.52)	(0.06)		(1.26)
Net realized and unrealized gains (losses) on investments, before deferred taxes	5.13		4.21	(2.76)	(1.78)		3.04
Deferred tax expense	(1.23)		—	—	—		—
Net realized and unrealized gains (losses) on investments	3.90		4.21	(2.76)	(1.78)		3.04
Total from investment operations	2.68		3.59	(3.28)	(1.84)		1.78
Distributions from:
Realized capital gains	(0.03)		—	—	—		(5.86)
Anti-dilutive effect from capital share transactions	0.21		0.20	0.53	0.14		0.25
Net asset value at end of year	$26.69		$23.83	$20.04	$22.79		$24.49
Market value at end of year	$11.20		$8.96	$7.67	$8.17		$18.65
Total return
Based on Net Asset Value	12.39%		18.91%	(12.07)%	(6.94)%		12.54%
Based on Market Value	25.43%		16.82%	(6.12)%	(56.19)%		4.76%
Net assets at end of period (millions)	$191.6		$174.0	$148.9	$175.6		$209.7

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights

Selected per share data and ratios for a share outstanding throughout each year - continued

	FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Ratio of total expenses to average net assets:
Before tax benefit	6.75	% (2)	4.13	% (2)	2.90%	1.36	% (2)	5.29	% (2)
Deferred tax expense (3)(4)	4.43%		—		—	—		—
Total expenses	11.18	% (2)	4.13%		2.90%	1.36%		5.29%
Total expenses, excluding incentive fees and deferred tax expense	2.77%		2.98%		2.90%	2.68%		3.12%
Ratio of net investment loss to average net assets:
Before tax benefit	(4.93	)% (2)	(3.07)%		(2.36)%	(0.24)%		(4.31)%
Deferred tax benefit (4)(5)	0.28%		—		—	—		—
Net investment loss	(4.65)%		(3.07)%		(2.36)%	(0.24)%		(4.31)%
Portfolio turnover rate	44%		22%		49%	22%		95%

*  Consolidated

(1)  Calculated using average shares outstanding.

(2)  Amount includes the incentive fee. For the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, the ratio of the incentive fee to average net assets was 3.98%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

(3)  Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(4)  The deferred tax expense and tax benefit are allocated based on average net assets.

(5)  Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements

DECEMBER 31, 2018

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the "Company," the "Fund," "us," "our," and "we"), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/ or services within the information technology sector or the "cleantech" sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company's capital base. The Company's shares are listed on the NASDAQ Global Market under the symbol "SVVC." Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. ("FCM" or the "Advisor"), serves as the investment adviser to the Company.

The Company is an investment company and follows accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 946.

CONSOLIDATION OF SUBSIDIARIES. On May 8, 2015, the Board of Directors of the Company approved the formation of a fully owned and controlled subsidiary (as defined by the 1940 Act) of the Company named Firsthand Venture Investors ("FVI"), a California general partnership formed on March 30, 2015. After the close of business on June 30, 2015, the Company contributed substantially all of its assets to FVI in return for a controlling general partner ownership interest in FVI. The transaction was completed on July 1, 2015. Under this structure, we have all or substantially all of our investment activities conducted through our fully owned subsidiary, FVI.

During the fiscal years ended December 31, 2016 and 2017, with the approval of its Board of Directors, the Company organized three separate fully owned and controlled subsidiaries (as defined by the 1940 Act). Each subsidiary was a Cayman Islands corporation and the financial statements of each subsidiary were reported on a consolidated basis with the Company. Each subsidiary was formed for the purpose of holding one or more investments made by the Company, and was treated as a controlled foreign corporations under the Internal Revenue Code not separately subject to U.S. federal income tax. FVI was treated as the sole U.S. shareholder of each subsidiary.

The Board of Directors of the Company approved the liquidation of those three Cayman subsidiaries on November 2, 2018. That liquidation was completed on December 27, 2018.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company's financial statements included in this report:

BASIS OF PRESENTATION. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the requirements on Form 10-K. ASC 946,

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

Financial Services—Investment Companies ("ASC 946"), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequentially, as of December 31, 2018, the Company consolidated some special purpose entities. These special purpose entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On December 31, 2018, our financial statements include venture capital investments valued at approximately $73.6 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company's investments.

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

RESTRICTED SECURITIES. At December 31, 2018, we held $205,157,528 in restricted securities. At December 31, 2017, we held $154,860,674 in restricted securities.

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

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

INCOME TAXES. The Company provides for state and federal corporate income tax, as appropriate, because it is regarded as a corporation under Subchapter C of the Code. The Company recognizes interest and penalties in income tax expense.

FOREIGN CURRENCY TRANSLATION. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operation resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company's investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social, or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

The Company had no option transactions for the year ended December 31, 2017.

The average quarterly volume of the Company's derivatives during the year ended December 31, 2018 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	12,674,248	77

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

The average quarterly volume of the Company's derivatives during the year ended December 31, 2017 is as follows:

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

DECEMBER 31, 2018

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

NOTE 4. INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the "Investment Management Agreement") with FCM pursuant to which the Company will pay FCM a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2018, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of December 31, 2018, there was an incentive fee expensed for $7,570,807. As of December 31, 2017, there was an incentive fee expensed for $1,691,040. As of December 31, 2016, there was an incentive fee expensed for $0.

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company's net assets as of December 31, 2018:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$748,950
Computer Storage	—	—	—
Consumer Electronics	3,523,600	—	—
Equipment Leasing	—	—	36,470
Intellectual Property	—	—	4,517
Networking	—	—	—
Renewable Energy	—	—	—
Semiconductors	734,000	—	—
Semiconductors Equipment	—	—	112,434,579
Software	—	—	—
Total Common Stocks	4,257,600	—	113,224,516
Preferred Stocks
Advanced Materials	—	—	6,206,549
Aerospace	—	—	1,439,342
Automotive	—	—	983,685

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Consumer Electronics	$—	$—	$927,994
Equipment Leasing	—	—	3,491,600
Intellectual Property	—	—	3,179,944
Medical Devices	—	—	13,565,328
Mobile Computing	—	—	19,121,150
Networking	—	—	—
Semiconductor Equipment	—	—	5,923,206
Total Preferred Stocks	—	—	54,838,798
Asset Derivatives *
Equity Contracts	—	—	12,481,143
Total Asset Derivatives	—	—	12,481,143
Convertible Notes
Advanced Materials	—	—	7,002,600
Aerospace	—	—	1,000,000
Automotive	—	—	242,088
Consumer Electronics	—	—	407,254
Medical Devices	—	—	15,961,129
Semiconductor Equipment	—	—	—
Total Convertible Notes	—	—	24,613,071
Mutual Funds	438,442	—	—
Total	$4,696,042	$—	$205,157,528

*  Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of December 31, 2018.

The following is a summary of the inputs used to value the Company's net assets as of December 31, 2017:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$922,050
Consumer Electronics	—	—	11,650,500
Equipment Leasing	—	—	44,810
Intellectual Property	—	—	16,871
Networking	16,185,476	—	—
Semiconductors	2,088,000	—	—
Semiconductor Equipment	—	—	29,908
Total Common Stocks	18,273,476	—	12,664,139
Preferred Stocks
Advanced Materials	—	—	19,526,941
Aerospace	—	—	608,114

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Automotive	$—	$—	$10,686,932
Cloud Computing	—	—	8,561,704
Consumer Electronics	—	—	937,137
Equipment Leasing	—	—	3,975,200
Intellectual Property	—	—	6,059,741
Medical Devices	—	—	11,479,677
Mobile Computing	—	—	12,018,563
Semiconductor Equipment	—	—	40,067,044
Total Preferred Stocks	—	—	113,921,053
Asset Derivatives *
Equity Contracts	—	—	12,029,324
Total Asset Derivatives	—	—	12,029,324
Convertible Notes
Advanced Materials	—	—	2,745,485
Consumer Electronics	—	—	2,000,673
Medical Devices	—	—	9,500,000
Semiconductor Equipment	—	—	2,000,000
Total Convertible Notes	—	—	16,246,158
Mutual Funds	1,705,375	—	—
Total	$19,978,851	$—	$154,860,674

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

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/18
Common Stocks
Advanced Materials	$922,050	$—	$—	$—	$(173,100)	$—	$748,950
Consumer Electronics	11,650,500	—	(2,312,500)	(10,108,024)	770,024	—	—
Equipment Leasing	44,810	—	—	—	(8,340)	—	36,470
Intellectual Property	16,871	—	—	—	(12,354)	—	4,517

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/18
Semiconductor Equipment	$29,908	$42,941,781	$(6,164,686)	$1,206,006	$74,421,570	$—	$112,434,579
Preferred Stocks
Advanced Materials	19,526,941	24,290,124	(24,290,124)	(6,319,935)	(7,000,457)	—	6,206,549
Aerospace	608,114	3,500,000	—	—	(2,668,772)	—	1,439,342
Automotive	10,686,932	368,088	(368,088)	(4,915,008)	(4,788,239)	—	983,685
Cloud Computing	8,561,704	—	(5,462,741)	(4,157,447)	1,058,484	—	—
Consumer Electronics	937,137	—	—	—	(9,143)	—	927,994
Equipment Leasing	3,975,200	—	—	—	(483,600)	—	3,491,600
Intellectual Property	6,059,741	1,658,300	(1,857,030)	(620,377)	(2,060,690)	—	3,179,944
Medical Devices	11,479,677	—	—	—	2,085,651	—	13,565,328
Mobile Computing	12,018,563	9,999,997	(9,999,997)	(1)	7,102,588	—	19,121,150
Semiconductor Equipment	40,067,044	11,307,262	(37,505,362)	(9,075)	(7,936,663)	—	5,923,206
Asset Derivatives
Equity Contracts	12,029,324	—	—	(67)	451,886	—	12,481,143
Convertible Notes
Advanced Materials	2,745,485	9,052,600	(4,795,485)	—	—	—	7,002,600
Aerospace	—	1,000,000	—	—	—	—	1,000,000
Automotive	—	9,050,000	(250,000)	—	(8,557,912)	—	242,088
Consumer Electronics	2,000,673	1,150,000	—	—	(2,743,419)	—	407,254
Medical Devices	9,500,000	14,461,129	(8,000,000)	—	—	—	15,961,129
Semiconductor Equipment	2,000,000	3,846,397	(5,846,397)	—	—	—	—
Water Purification	—	—	(1,000)	(49,000)	50,000	—	—
Total	$154,860,674	$132,625,678	$(106,853,410)	$(24,972,928)	$49,497,514	$—	$205,157,528

(1)  The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2018 was $67,774,754.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/17
Common Stocks
Advanced Materials	$394,200	$—	$—	$—	$527,850	$—	$922,050
Consumer Electronics	3,037,441	—	—	—	8,613,059	—	11,650,500
Equipment Leasing	44,430	—	—	—	380	—	44,810
Intellectual Property	14,750	—	—	—	2,121	—	16,871
Networking	10,990,390	—	—	—	(696,095)	(10,294,295)	—
Semiconductor Equipment	7,524	—	—	—	22,384	—	29,908
Software	245,466	—	(315,561)	(264,439)	334,534	—	—
Preferred Stocks
Advanced Materials	12,724,961	—	—	—	6,801,980	—	19,526,941
Advertising Technology	9,757,918	—	(12,355,330)	1,015,419	1,581,993	—	—
Aerospace	445,456	1,587,102	—	—	(1,424,444)	—	608,114
Automotive	10,410,045	1,029,175	(529,180)	—	(223,108)	—	10,686,932
Cloud Computing	8,550,361	—	—	—	11,343	—	8,561,704
Consumer Electronics	3,752,749	—	—	—	(2,815,612)	—	937,137
Equipment Leasing	3,975,600	—	—	—	(400)	—	3,975,200
Intellectual Property	6,137,917	—	(1,112,885)	—	1,034,709	—	6,059,741
Medical Devices	24,511,642	—	—	—	(13,031,965)	—	11,479,677
Mobile Computing	7,365,796	—	—	—	4,652,767	—	12,018,563
Semiconductor Equipment	21,883,997	12,284,175	(6,734,146)	5,084,145	7,548,873	—	40,067,044
Asset Derivatives
Equity Contracts	5,420,042	—	—	—	6,609,282	—	12,029,324

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/16	NET PURCHASES/ CONVERSION	NET SALES/ CONVERSION	NET REALIZED GAINS /(LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/17
Convertible Notes
Advanced Materials	$—	$4,595,485	$(1,850,000)	$—	$—	$—	$2,745,485
Advertising Technology	559,360	—	(1,118,720)	559,360	—	—	—
Aerospace	71,208	405,000	(476,208)	—	—	—	—
Automotive	—	200,000	(200,000)	—	—	—	—
Consumer Electronics	2,913,612	2,550,000	(1,500,000)	—	(1,962,939)	—	2,000,673
Medical Devices	4,000,000	5,500,000	—	—	—	—	9,500,000
Semiconductor Equipment	—	2,000,000	—	—	—	—	2,000,000
Water Purification	50,000	—	—	—	(50,000)	—	—
Total	$137,264,865	$30,150,937	$(26,192,030)	$6,394,485	$17,536,712	$(10,294,295)	$154,860,674

(1)  The net change in unrealized depreciation from Level 3 instruments held as of December 31, 2017, was $17,425,619.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements for 2018:

	FAIR VALUE AT 12/31/18	VALUATION TECHNIQUES (1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$14.2M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	7.8% - 8.7% (8.3%) 5 years (5 years) 50.0% (50.0%) 2.51% 43% 0.0% - 22.7% (1.2%)
Direct venture capital investments: Aerospace	$6.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.51% (2.51%)
Direct venture capital investments: Automotive	$9.3M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 2.46% (2.46%)

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

continued	FAIR VALUE AT 12/31/18	VALUATION TECHNIQUES (1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Consumer Electronics	$1.3M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model	Revenue Multiple Going Concern Probability Years to Maturity Volatility Risk-Free Rate	0.9x - 1.6x (1.3x) 30% (30%) 1 year (1 year) 70.0% (70.0%) 2.63% (2.63%)
Direct venture capital investments: Equipment Leasing	$3.5M	Prior Transaction Analysis Option Pricing Model Discounted Cash Flow	Years to Maturity Volatility Risk-Free Rate Weighted Average Cost of Capital Perpetual Growth Rate	5 years (5 years) 50.0% (50.0%) 2.51% (2.51%) 20% (20%) 3% (3%)
Direct venture capital investments: Intellectual Property	$3.2M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement Weighted Average Cost of Capital Long Term Growth Rate High Growth Rate	5 years (5 years) 55.0% (55.0%) 2.51% (2.51%) 0.0% - 24.3% (0.1%) -61.5% (-61.5%) 100% (100%) 3% (3%) 98.3% (98.3%)
Direct venture capital investments: Medical Devices	$29.5M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.1x - 3.5x (3.2x) 4 years (4 years) 50.0% (50.0%) 2.49% (2.49%)
Direct venture capital investments: Mobile Computing	$19.1M	Prior Transaction Analysis	Years to Maturity Volatility Discount for Lack of Marketability	0.5 years (0.5 years) 65.0% (65.0%) 10.3% (10.3%)
Direct venture capital investments: Semiconductor Equipment	$118.4M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years - 5 years (1.4 years) 40.0% - 50.0% (47.2%) 2.51% (2.51%) 0.0% - 15.2% (12.0%)

(1)  As of December 31, 2017, the Fund used Market Comparable Companies, Probability-Weighted Expected Return, and Option Pricing Model approaches to value certain common stock and preferred stock investments. As of December 31, 2018, the Fund discontinued the use of these approaches in certain cases in which equity securities of the issuers had become publicly traded. As of December 31, 2018, the Fund also added a Discounted Cash Flow approach to the valuation of certain preferred stock and common stock investments in order to utilize multiple valuation approaches to provide additional indications of value.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements for 2017:

	FAIR VALUE AT 12/31/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$24.3M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	9.7x - 10.7x (10.1x) 5 years (5 years) 50.0% (50%) 2.20% (2.20%) 90% - 100% (90%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$2.1M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.20% (2.20%)
Direct venture capital investments: Automotive	$10.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 1.98% (1.98%)
Direct venture capital investments: Cloud Computing	$8.6M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	1.8x - 2.2x (2.0x) 2 years (2 years) 40.0% (40.0%) 1.89% (1.89%)
Direct venture capital investments: Consumer Electronics	$14.6M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital(Cost) Option Pricing Model	Revenue Mulitple Going Concern Probability Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0.9x - 1.8x (1.4x) 30% - 100% (64%) 1 year - 5 years (3.0 years) 60.0% - 70.0% (65.1%) 1.75% - 2.2% (1.97%) 0.0% - 10.0% (8.0%)
Direct venture capital investments: Equipment Leasing	$4.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 2.2% (2.2%)
Direct venture capital investments: Intellectual Property	$6.1M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55% (55%) 2.2% (2.2%) 24.3% (24.3%) (-21.2%)

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

continued	FAIR VALUE AT 12/31/17	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Medical Devices	$21.0M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.6x - 3.0x (2.8x) 4 years (4 years) 50.0% (50.0%) 2.09% (2.09%)
Direct venture capital investments: Mobile Computing	$12.0M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	2 years (2 years) 60.0% (60.0%) 1.89% (1.89%) 50.0% (50.0%)
Direct venture capital investments: Semiconductor Equipment	$51.5M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	2.9x - 3.4x (3.2x) 2 years - 5 years (3.0 years) 40.0% - 60.0% (52.5%) 1.89% - 2.20% (1.99%) 0.0% - 15.5% (2.8%)

NOTE 7. FEDERAL INCOME TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a RIC under Subchapter M of the Code. This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. For the fiscal years which the Company operates as a RIC, we believe Company's engaging in investment activities through FVI did not, in our view, jeopardize the Company's ability to continue to qualify as a RIC under the Code at that time when the Company was eligible to be treated as a RIC.

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2018.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$99,485,489
Gross unrealized depreciation	(56,909,257)
Net unrealized appreciation	$42,576,232
Federal income tax cost, Investments	$167,277,338

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

The Company did not qualify as a regulated investment company pursuant to Subchapter M of the Internal Revenue Code, therefore it is taxed as a corporation. As a corporation, the Company is obligated to pay federal and state income tax on taxable income. The Company's net deferred tax asset balance was reduced, and continued to be completely offset, by the deferred tax liability. The Company is currently using an estimated tax rate of 21% for Federal and 6.98% for state taxes.

The Company's income tax provision consists of the following as of December 31, 2018

Deferred tax expense (benefit)

Federal	5,922,998
State	1,969,708
Total deferred tax expense	7,892,706

The reconciliation between the federal statutory income tax rate of 21% and the effective tax rate on net investment income (loss) and realized and unrealized gain (loss) follows:

	AMOUNT	RATE
Application of statutory income tax rate	5,922,998	21.00%
State income taxes net of federal benefit	1,969,708	6.98%
Total income tax expense	7,892,706	27.98%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such temporary differences are principally: (i) taxes on unrealized gains/(losses), which are attributable to the temporary difference between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, and (iii) the net tax benefit of accumulated net operating losses and capital loss carryforwards. Deferred tax assets and liabilities are measured using effective tax rates expected to apply to taxable income in the years such temporary differences are realized or otherwise settled.

Components of the Company's deferred tax assets and liabilities as of December 31, 2018 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward (tax basis)	505,388
Capital loss carryforward (tax basis)	1,397,685
Incentive fee adjustment (tax basis)	2,118,584
Total deferred tax assets	4,021,657
Deferred tax liabilities
Net unrealized gains on investment securities (tax basis)	(11,914,362)
Total net deferred tax liability	(7,892,705)

To the extent the Company has a deferred tax asset or if a portion of the deferred tax liability is offset by a tax asset resulting from net operating losses, consideration is given to whether or not a valuation allowance is required against the deferred tax asset amount. A valuation allowance is required if, based on the evaluation criterion provided by Accounting Standard Codification ("ASC") 740, Income Taxes (ASC 740), it is more-likely-than-not that some portion or all of the deferred tax

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

asset will not be realized. Among the factors considered in assessing the Company's valuation allowance are: the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of the statutory carryforward periods, and the associated risks that operating and capital loss carryforwards may expire unused. Based on the Company's assessment, it has determined that in the future it is more likely than not that the Company will generate the necessary appropriate character of income within the carryforward periods to realize its deferred tax assets.

From time to time, and as new information becomes available, the Company will modify its forecasts, estimates or assumptions regarding its deferred tax liability or asset.

Modifications of the Company's estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on net operating losses (if any), and changes in applicable tax law could result in increases or decreases in the Company's NAV, which could be material. Such changes could have a material impact on the Company's NAV and results of operations with respect to the Company's shareholders in the period it is recorded, even though the shareholders at such time might not have held shares in the Company at the time the deferred tax asset or liability had been established.

The Company's policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2018, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and California. The Company has reviewed all major jurisdictions and concluded that there is no significant impact on the Company's net assets and no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions expected to be taken on its tax returns. Furthermore, management of the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state of income tax purposes of $1,806,014, which may be carried forward indefinitely:

As of December 31, 2018, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	4,994,658
Total	4,994,658

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2018.

PURCHASES AND SALES

Purchases of investment securities	$83,779,495
Proceeds from sales and maturities of investment securities	$85,549,002

NOTE 9. SHARE BUYBACKS

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the "Plan"). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its NAV per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million.

On November 10, 2017, the Board of Directors of the Fund approved a discretionary share purchase plan (the "Plan"). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. As of December 31, 2017, the Fund had repurchased and retired 128,551 shares of stock at a total cost of approximately $1.1 million. The Fund had 7,302,146 shares outstanding as of December 31, 2017.

On August 31, 2018, the Fund announced a plan to repurchase up to $2 million worth of SVVC stock in the open market by March 31, 2019. The Fund completed this open market repurchase plan on October 24, 2018. Through that date, the Fund repurchased 123,376 shares at an average price of $16.21 per share, for total consideration of $2.0 million. As of December 31, 2018, the Fund had 7,178,770 shares outstanding.

TENDER OFFER. On December 22, 2014, pursuant to our agreement with a shareholder, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the Company's NAV per share determined as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,468 shares of common stock pursuant to the tender offer.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company's outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company's outstanding voting shares as a controlled investment of the Company. A summary of the Company's investments in affiliates and controlled investments for the period from December 31, 2017, through December 31, 2018, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
EQX Capital, Inc. Common Stock*	$44,810	$—	$—	$—	$—	$(8,340)	$36,470	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,200	—	—	—	—	(483,600)	3,491,600	4,000,000
Hera Systems, Inc. Series A Preferred*	154,799	—	—	—	—	53,178	207,977	3,642,324
Hera Systems, Inc. Convertible Note*	—	500,000	48,194	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	500,000	29,861	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	453,315	3,500,000	—	—	—	(2,721,950)	1,231,365	5,539,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	—	1,380,956	6,214,922
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	2,721,950	2,721,950	12,250,000
IntraOp Medical Corp. Series C Preferred*	11,479,677	—	—	—	—	2,085,651	13,565,328	26,856,187

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
IntraOp Medical Corp. Convertible Note*	$1,000,000	$—	$244,142	$(1,000,000)	$—	$—	$—	—
IntraOp Medical Corp. Convertible Note*	1,000,000	—	163,253	(1,000,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	1,500,000	—	233,784	(1,500,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	1,000,000	—	160,603	(1,000,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	—	2,000,000	235,068	(2,000,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	—	1,500,000	67,192	(1,500,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	—	1,000,000	7,397	(1,000,000)	—	—	—	—
IntraOp Medical Corp. Term Note*	3,000,000	—	240,000	—	—	—	3,000,000	3,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
IntraOp Medical Corp. Term Note*	$2,000,000	$—	$160,000	$—	$—	$—	$2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	—	10,961,129	4,505	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock	—	9,999,997	—	—	(2)	9,121,155	19,121,150	1,495,113
Phunware, Inc. Preferred Stock - Series E	12,018,563	—	—	(9,999,997)	—	(2,018,566)	—	—
Pivotal Systems, Series A Preferred*	8,453,614	—	—	(6,000,047)	—	(2,453,567)	—	—
Pivotal Systems, Series B Preferred*	9,270,308	—	—	(6,321,483)	—	(2,948,825)	—	—
Pivotal Systems, Series C Preferred*	2,560,254	—	—	(2,657,862)	—	97,608	—	—
Pivotal Systems, Series D Preferred*	5,009,720	—	—	(3,975,801)	—	(1,033,919)	—	—
Pivotal Systems, Series D Warrants*	618,392	—	—	—	—	(618,392)	—	—
Pivotal Systems, Common Stocks Warrants - Class B*	8,741,172	—	—	—	—	(8,741,172)	—	—
Pivotal Systems Common Stock*	—	21,869,876	—	(2,914,684)	491,004	34,379,782	53,825,978	53,758,441

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
QMAT, Preferred Stock Series A*	$17,394,341	$24,290,124	$—	$(24,290,124)	$(6,319,935)	$(6,461,857)	$4,612,549	16,000,240
QMAT, Preferred Stock Series B*	2,132,600	—	—	—	—	(538,600)	1,594,000	2,000,000
QMAT, Series A Warrant*	1,086,600	—	—	—	—	(974,600)	112,000	2,000,000
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	81,381	81,381	4,932,208
QMAT, Convertible Note*	—	350,000	3,474	(350,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	153	(100,000)	—	—	—	—
QMAT, Convertible Note*	—	350,000	21,249	(350,000)	—	—	—	—
QMAT, Convertible Note*	—	3,482,208	225,914	(3,482,208)	—	—	—	—
QMAT, Convertible Note*	2,745,485	—	31,291	(2,745,485)	—	—	—	—
QMAT, Convertible Note*	—	7,002,600	27,627	—	—	—	7,002,600	7,002,600
QMAT, Convertible Note*	—	1,000,000	47,781	(1,000,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	3,090	(100,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	2,696	(100,000)	—	—	—	—
QMAT, Convertible Note*	—	200,000	4,690	(200,000)	—	—	—	—
QMAT, Convertible Note*	—	300,000	6,115	(300,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
QMAT, Convertible Note*	$—	$350,000	$4,910	$(350,000)	$—	$—	$—	—
QMAT, Convertible Note*	—	400,000	3,945	(400,000)	—	—	—	—
Revasum, Preferred Stock, Series B*	2,550,033	—	—	(2,550,033)	—	—	—	—
Revasum, Term Note*	1,000,000	—	30,383	(1,000,000)	—	—	—	—
Revasum, Common Stock*	29,908	21,071,905	—	(3,250,002)	715,002	40,041,788	58,608,601	53,834,340
Revasum, Common Stock Warrants*	—	500,000	—	(500,000)	—	—	—	—
Revasum, Convertible Note*	—	1,846,397	30,036	(1,846,397)	—	—	—	—
Revasum, Convertible Note*	—	365,783	4,590	(365,783)	—	—	—	—
Revasum, Preferred Stock - Series Seed*	8,966,760	6,725,070	—	(14,000,140)	(9,075)	(1,682,615)	—	—
Revasum, Preferred Stock Series A*	2,256,355	—	—	(1,999,996)	—	(256,359)	—	—
Silicon Genesis Corp., Common Stock *	16,871	—	—	—	—	(12,354)	4,517	921,892
Silicon Genesis Corp., Common Warrants*	357	—	—	—	—	(273)	84	37,982
Silicon Genesis Corp., Common Warrants*	11,000	—	—	—	—	(9,000)	2,000	5,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Silicon Genesis Corp., Common Warrants*	$6,600	$—	$—	$—	$—	$(5,400)	$1,200	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	74,258	—	—	—	—	(48,795)	25,463	82,914
Silicon Genesis Corp., Series 1-D Preferred*	205,646	—	—	—	—	(136,728)	68,918	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,063,310	—	—	(87,402)	—	(742,030)	1,233,878	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	456,318	—	—	(19,285)	—	(166,217)	270,816	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,023,658	1,658,300	—	(1,740,736)	(620,377)	(877,315)	1,443,530	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	236,551	—	—	(9,607)	—	(89,605)	137,339	837,942
SVXR, Inc. Convertible Note	1,000,000	1,000,000	54,521	(2,000,000)	—	—	—	—
SVXR, Inc., Preferred Stock Series A	1,000,000	3,082,192	—	—	—	841,014	4,923,206	8,219,454
SVXR, Inc. Convertible Note	—	1,000,000	24,658	(1,000,000)	—	—	—	—
Telepathy Investors, Inc. Convertible Note*	302,140	—	254,793	—	—	(106,440)	195,700	2,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Telepathy Investors, Inc. Convertible Note*	$45,321	$—	$30,417	$—	$—	$(15,966)	$29,355	300,000
Telepathy Investors, Inc. Convertible Note*	22,661	—	17,377	—	—	(7,983)	14,678	150,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	55,286	—	—	(26,610)	48,925	500,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	36,056	—	—	(15,966)	29,355	300,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	58,858	—	—	(26,610)	48,925	500,000
Telepathy Investors, Inc. Convertible Note*	—	200,000	6,356	—	—	(180,430)	19,570	200,000
Telepathy Investors, Inc. Series A Preferred*	937,137	—	—	—	—	(9,143)	927,994	15,238,000
UCT Coatings, Inc. Common Stock	922,050	—	—	—	—	(173,100)	748,950	1,500,000
UCT Coatings, Inc. Common Stock Warrants	4	—	—	—	(67)	63	—	—
Vufine, Inc., Convertible Note*	1,229,280	—	180,000	—	—	(1,217,754)	11,526	1,500,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Vufine, Inc., Convertible Note*	$204,880	$—	$30,000	$—	$—	$(202,959)	$1,921	250,000
Vufine, Inc. Convertible Note*	—	300,000	19,332	—	—	(297,695)	2,305	300,000
Vufine, Inc. Convertible Note*	—	100,000	3,616	—	—	(99,232)	768	100,000
Vufine, Inc. Convertible Note*	—	200,000	4,077	—	—	(198,463)	1,537	200,000
Vufine, Inc., Convertible Note*	—	350,000	38,548	—	—	(347,311)	2,689	350,000
Vufine, Inc., Common Stock*	—	—	—	—	—	—	—	750,000
Vufine, Inc., Series A Preferred Stock*	—	—	—	—	—	—	—	22,500,000
Wrightspeed, Inc., Series C Preferred Stock	5,704,296	368,088	—	(368,088)	(4,915,008)	(294,485)	494,803	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,161,018	—	—	—	—	(2,850,212)	310,806	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,350,323	—	—	—	—	(1,213,591)	136,732	450,814
Wrightspeed, Inc., Series F Preferred Stock	471,295	—	—	—	—	(429,951)	41,344	90,707
Wrightspeed, Inc. Series F Warrants	28,703	—	—	—	—	(28,674)	29	18,141
Wrightspeed, Inc. Convertible Note	—	3,700,000	302,167	—	—	(3,598,213)	101,787	3,700,000
Wrightspeed, Inc. Convertible Note	—	2,000,000	129,333	—	—	(1,944,980)	55,020	2,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Wrightspeed, Inc. Convertible Note	$—	$3,000,000	$144,000	$—	$—	$(2,917,470)	$82,530	3,000,000
Wrightspeed Convertible Note	—	250,000	6,822	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	100,000	33	—	—	(97,249)	2,751	100,000
Wrightspeed, Inc. Convertible Note	—	300,000	2,170	(300,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	150,000	247	(150,000)	—	—	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	90,980	90,980	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	224	224	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	22	22	13,606
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	11	11	6,803
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	3,366,260	3,366,260	7,400,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Wrightspeed, Inc. Preferred Stock Warrants - Series F	$—	$—	$—	$—	$—	$1,819,600	$1,819,600	4,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	2,729,400	2,729,400	6,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	8,288	8,288	7,400,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	4,480	4,480	4,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	6,720	6,720	6,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	18	18	11,338
Total Affiliates and Controlled Investments	$134,648,470		$3,440,610		$(10,658,458)	$48,119,007	$204,157,528
Total Affiliates	$24,656,252		$663,951		$(4,915,077)	$2,421,744	$34,045,111
Total Controlled Investments	$109,992,218		$2,776,659		$(5,743,381)	$45,697,263	$170,112,417

*  Controlled investments.

As of December 31, 2018, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.;

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Unconsolidated Significant Subsidiaries

Our investments are generally in small companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X ("Rule 3-09" and "Rule 4-08(g)," respectively), we must determine which of our unconsolidated controlled portfolio companies are considered "significant subsidiaries," if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceeds 20%. Rule 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.

As of December 31, 2018, our investment in Pivotal Systems Corp. ("Pivotal") and Revasum, Inc. ("Revasum") exceeded the 20% threshold in at least one of the tests under Rule 3-09. Accordingly, we are attaching the audited financial statements of Pivotal and Revasum to Form 10-K.

As of December 31, 2018, our investment in IntraOp Medical Corp. exceeded the 10% threshold in at least one of the three tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for the unconsolidated significant subsidiary.

INTRAOP MEDICAL CORP.

BALANCE SHEET DATA AS OF:	12/31/18	12/31/17
Total Current Assets	5,923,004	6,577,186
Total Non-Current Assets	12,036,870	12,028,987
Total Current Liabilities	1,915,698	2,156,406
Total Non-Current Liabilities	18,031,273	11,105,575
Non-controlling interest	-	-
INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/18	12/31/17	12/31/16
Revenue	5,060,554	4,943,909	7,885,977
Gross Profit	2,016,814	2,617,202	3,728,062
Income/(loss) from operations	(7,259,972)	(7,029,910)	(6,651,640)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(7,292,016)	(7,043,169)	(6,700,567)
Net Income/(loss) attributable to non-controlling interest	-	-	-

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

A summary of the Company's investments in affiliates and controlled investments for the period from December 31, 2016, through December 31, 2017, is noted below:

AFFILIATE/ CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
EQX, Inc. Common Stock*	$44,430	$-	$-	$-	$-	$380	$44,810	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,600	-	-	-	-	(400)	3,975,200	4,000,000
Hera Systems, Inc. Term Note*	41,208	-	70	41,208	-	-	-	-
Hera Systems, Inc. Series A Preferred*	445,456	-	-	-	-	(290,657)	154,799	3,642,324
Hera Systems, Inc. Convertible Note*	30,000	-	1,080	30,000	-	-	-	-
Hera Systems, Inc. Series B Preferred*	-	1,587,102	-	-	-	(1,133,787)	453,315	2,039,203
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	155,540	155,540	700,000
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	1,380,956	1,380,956	6,214,922
IntraOp Medical Corp. Series C Preferred*	24,511,642	-	-	-	-	(13,031,965)	11,479,677	26,856,187
IntraOp Medical Corp. Convertible Note*	1,000,000	-	258,935	-	-	-	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	-	1,000,000	88,356	-	-	-	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	-	1,500,000	58,562	-	-	-	1,500,000	1,500,000
IntraOp Medical Corp. Convertible Note*	-	1,000,000	70,685	-	-	-	1,000,000	1,000,000
IntraOp Medical Corp. Term Note*	3,000,000	-	240,000	-	-	-	3,000,000	3,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
IntraOp Medical Corp. Term Note*	$-	$2,000,000	$142,466	$-	$-	$-	$2,000,000	2,000,000
Phunware, Inc., Preferred Stock Series E	7,365,796	-	-	-	-	4,652,767	12,018,563	3,257,328
Pivotal Systems, Series A Preferred*	6,370,532	-	-	-	-	2,083,082	8,453,614	11,914,217
Pivotal Systems, Series B Preferred*	6,985,982	-	-	-	-	2,284,326	9,270,308	13,065,236
Pivotal Systems, Series C Preferred*	2,273,159	-	-	-	-	287,095	2,560,254	2,291,260
Pivotal Systems, Series D Preferred*	4,060,924	-	-	-	-	948,796	5,009,720	6,237,978
Pivotal Systems, Series D Warrants*	284,036	-	-	-	-	334,356	618,392	4,158,654
Pivotal Systems, Common Stocks Warrants - Class B*	4,743,286	-	-	-	-	3,997,886	8,741,172	18,180,475
QMAT, Preferred Stock Series A*	10,724,961	-	-	-	-	6,669,380	17,394,341	16,000,240
QMAT, Preferred Stock Series B*	2,000,000	-	-	-	-	132,600	2,132,600	2,000,000
QMAT, Series A Warrant*	376,400	-	-	-	-	710,200	1,086,600	2,000,000
QMAT, Convertible Note*	-	2,745,485	1,805	-	-	-	2,745,485	2,745,485
Revasum, Term Note*	-	1,000,000	41,667	-	-	-	1,000,000	1,000,000
Revasum, Common Stock*	7,524	-	-	-	-	22,384	29,908	10,000
Revasum, Preferred Stock - Series Seed*	2,193,400	6,734,145	-	6,734,145	5,084,145	1,689,215	8,966,760	2,200,000
Revasum, Preferred Stock Series A*	-	1,999,996	-	-	-	256,359	2,256,355	441,998
Revasum, Preferred Stock Series B*	-	2,550,033	-	-	-	-	2,550,033	313,719

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
Silicon Genesis Corp., Common*	$14,750	$-	$-	$-	$-	$2,121	$16,871	921,892
Silicon Genesis Corp., Common Warrants*	319	-	-	-	-	38	357	37,982
Silicon Genesis Corp., Common Warrants*	10,000	-	-	-	-	1,000	11,000	5,000,000
Silicon Genesis Corp., Common Warrants*	6,000	-	-	-	-	600	6,600	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	70,444	-	-	-	-	3,814	74,258	82,914
Silicon Genesis Corp., Series 1-D Preferred*	195,606	-	-	-	-	10,040	205,646	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,134,616	-	-	486,730	-	415,424	2,063,310	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	464,165	-	-	107,386	-	99,539	456,318	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,032,848	-	-	459,073	-	449,883	3,023,658	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	240,238	-	-	53,499	-	49,812	236,551	837,942
SVXR, Inc. Preferred Stock - Series A	-	1,000,000	-	-	-	-	1,000,000	2,013,491
SVXR, Inc., Convertible Note*	-	1,000,000	3,014	-	-	-	1,000,000	1,000,000
Telepathy Investors, Inc. Convertible Note*	1,109,340	-	237,933	-	-	(807,200)	302,140	2,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
Telepathy Investors, Inc. Convertible Note*	$83,201	$-	$15,797	$-	$-	$(60,540)	$22,661	150,000
Telepathy Investors, Inc. Convertible Note*	277,335	-	50,260	-	-	(201,800)	75,535	500,000
Telepathy Investors, Inc. Convertible Note*	166,401	-	32,777	-	-	(121,080)	45,321	300,000
Telepathy Investors, Inc. Convertible Note*	-	300,000	20,250	-	-	(254,679)	45,321	300,000
Telepathy Investors, Inc. Convertible Note*	277,335	-	53,507	-	-	(201,800)	75,535	500,000
Telepathy Investors, Inc. Series A Preferred*	2,096,749	-	-	-	-	(1,159,612)	937,137	15,238,000
UCT Coatings, Inc. Common Stock	394,200	-	-	-	-	527,850	922,050	1,500,000
UCT Coatings, Inc. Common Stock Warrants	1	-	-	-	-	3	4	2,283
Vufine, Inc., Series A Preferred Stock*	1,656,000	-	-	-	-	(1,656,000)	-	22,500,000
Vufine, Inc., Convertible Note*	-	1,500,000	86,301	-	-	(270,720)	1,229,280	1,500,000
Vufine, Inc., Common Stock*	14,325	-	-	-	-	(14,325)	-	750,000
Vufine, Inc., Convertible Note*	1,000,000	-	31,726	1,000,000	-	-	-	-
Vufine, Inc., Convertible Note*	-	250,000	6,329	-	-	(45,120)	204,880	250,000
Wrightspeed, Inc., Series C Preferred Stock	5,811,783	503,140	-	503,140	(26,040)	(81,447)	5,704,296	2,267,659

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

AFFILIATE/ CONTROLLED INVESTMENT*	VALUE AT 12/31/16	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 12/31/17	SHARES HELD AT 12/31/17
Wrightspeed, Inc., Series D Preferred Stock	$3,221,792	$-	$-	$-	$-	$(60,774)	$3,161,018	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,376,470	-	-	-	-	(26,147)	1,350,323	450,814
Wrightspeed, Inc., Series F Preferred Stock	-	499,994	-	-	-	(28,699)	471,295	90,707
Wrightspeed, Inc. Series F Warrants	-	-	-	-	-	28,703	28,703	18,141
Total Affiliates and Controlled Investments	$104,088,254		$1,441,520		$5,058,105	$7,747,397	$134,648,470
Total Affiliates	$18,170,042		$3,014		$(26,040)	$5,012,256	$24,656,252
Total Controlled Investments	$85,918,212		$1,438,506		$5,084,145	$2,735,141	$109,992,218

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

Note 11. Recent Accounting Pronouncements

New Rule Issuances—In August 2018, the Securities and Exchange Commission issued Final Rule Release No. 33 10532, Disclosure Update and Simplification, which in part amends certain financial statement disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, GAAP, or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments to Rule 6-04.17 of Regulation S-X (balance sheet) were amended to require presentation of the total, rather than the components of net assets, of distributable earnings on the balance sheet. Consistent with GAAP, funds will be required to disclose to distributable earnings. The amendments to Rule 6-09 of Regulation S-X (statement of changes in net assets) omit the requirement to separately state the sources of distributions paid as well as omit the requirement to parenthetically state the book basis amount of undistributed net investment income. Instead, consistent with GAAP, funds will be required to disclose the total amount of distributions paid, except that any tax return of capital must be separately disclosed. The requirements of the Final Rule Release are effective November 5, 2018 and the Fund's statement of Assets and Liabilities and the Statement of Changes in Net Assets for the current and prior reporting period have been modified accordingly.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

DECEMBER 31, 2018

New Accounting Pronouncements—In August 2018, the FASB issued Accounting Standards Update No. 2018-13 "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the timing of transfers between levels of the fair value hierarchy, and the valuation process for Level 3 fair value measurements. ASU 2018-13 does not eliminate the requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, and the changes in unrealized gains and losses for recurring Level 3 fair value measurements. ASU 2018-13 requires that information is provided about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management has evaluated the impact of this change in guidance, and due to the permissibility of early adoption, modified the Funds' fair value disclosures for the current reporting period

NOTE 12. SUBSEQUENT EVENTS

Managent has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued, and has determined that there were no subsequent events requiring recognititon or disclosure in the financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2018, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which appears on page 42 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in the Company's proxy statement to be filed with the SEC, in connection with the Company's annual meeting of shareholders to be held in 2019 (the "2019 Proxy Statement"), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company's chief executive officer, a copy of which is posted on our website http://www.firsthandtvf.com.

Our CEO certifies the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the Nasdaq Stock Market reports of ownership of the Company's securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2018, the Company's officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The following financial statements of the Company are filed as part of this report:

AUDITED FINANCIAL STATEMENTS

3. Exhibits required to be filed by Item 601 of Regulation S-K.

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

3.3	Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K a filed with the Securities and Exchange Commission on March 16, 2018.
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

10.4.1	Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc.—filed herewith.
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

14.2	Registrant’s Code of Ethics—filed herewith
24.1	Power of Attorney is incorporated by reference to Exhibit 24 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.—filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.—filed herewith
99.1	Separate financial statements of Pivotal Systems Corp. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X—filed herewith
99.2	Separate financial statements of Revasum, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X—filed herewith

Item 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

Date: March 18, 2019
By:
Kevin Landis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer,	March 18, 2019
Kevin Landis	and Chief Financial Officer

*	Director	March 18, 2019
Greg Burglin

*	Director	March 18, 2019
Rodney Yee

*	Director	March 18, 2019
Kimun Lee

* Signed by Kevin Landis pursuant to powers of attorney.

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

  Social Security number

  Banking information

  Account transactions

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

How does Firsthand Technology Value Fund, Inc. collect my personal information?	We collect your personal information, for example, when you open an account or deposit money
Why can’t I limit all sharing?

Federal law gives you the right to limit only

  sharing for affiliates’ everyday business purposes—information about your creditworthiness affiliates from using your information to market to you

  sharing for nonaffiliates to market to you

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

EXHIBIT INDEX

Exhibit Number	Descriptions
10.4.1	Form of Amendment to Administration and Accounting Agreement between BNY Mellon Investment Servicing (US), Inc.
14.2	Registrant's Code of Ethics last amended November 2, 2018.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Separate financial statements of Pivotal Systems Corp. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X
99.2	Separate financial statements of Revasum, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X