Form 10-Q
period 2019-03-31
Firsthand Technology Value Fund, Inc.
filed 2019-05-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2019 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]Yes         [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large Accelerated Filer [ ] Non-accelerated Filer (Do not check if smaller reporting company)	[X] Accelerated Filer [ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes         [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $0.001 par value per share	7,276,036

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of March 31, 2019 (Unaudited) and December 31, 2018	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2019 and March 31, 2018	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018	5
	Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018	6
	Selected Per Share Data and Ratios for the Three Months Ended March 31, 2019 (Unaudited) (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015 (Consolidated), and for the Year Ended December 31, 2014	7
	Consolidated Schedule of Investments as of March 31, 2019 (Unaudited) and for the Year Ended December 31, 2018	9
	Consolidated Notes To Financial Statements (Unaudited)	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION		51

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

SIGNATURES		53

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2019 (UNAUDITED)		AS OF DECEMBER 31, 2018
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$3,434,935	*	$3,961,467	*
Affiliated investments at acquisition cost	32,652,275		31,002,275
Controlled investments at acquisition cost	132,275,952		132,313,596
Total acquisition cost	$168,363,162		$167,277,338
Unaffiliated investments at market value	$3,966,679	*	$5,696,042	*
Affiliated investments at market value	35,261,910		34,045,111
Controlled investments at market value	162,297,885		170,112,417
Total market value ** (Note 6)	201,526,474		209,853,570
Cash	20,382		—
Receivable for securities sold	2,974,185		1,005
Receivable from dividends and interest	3,035,392		2,308,366
Other assets	36,809		18,713
Total Assets	207,593,242		212,181,654
LIABILITIES
Payable for securities purchased	365,783		365,783
Incentive fees payable (Note 4)	8,185,187		9,261,847
Payable to affiliates (Note 4)	3,397,272		2,334,727
Deferred tax benefit	6,592,606		8,432,559
Consulting fee payable	39,000		19,500
Accrued expenses and other payables	232,536		149,279
Total Liabilities	18,812,384		20,563,695
NET ASSETS	$188,780,858		$191,617,959

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,179
Paid-in-capital	178,770,434		178,770,434
Total distributable earnings (loss)	10,003,245		12,840,346
NET ASSETS	$188,780,858		$191,617,959

Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	7,178,770		7,178,770
Net asset value per share (Note 2)	$26.30		$26.69

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/19 and 12/31/18 were 2.32% and 2.24%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary exposure is equity risk.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2019	MARCH 31, 2018
INVESTMENT INCOME
Unaffiliated interest	$4,571	$28,711
Affiliated/controlled interest	810,321	568,804
TOTAL INVESTMENT INCOME	814,892	597,515
EXPENSES
Investment advisory fees (Note 4)	1,033,258	890,949
Administration fees	35,125	54,296
Custody fees	3,879	4,391
Transfer agent fees	8,565	8,323
Registration and filing fees	7,570	7,545
Professional fees	82,820	88,468
Printing fees	17,095	15,122
Trustees fees	50,000	50,000
Compliance fees	29,288	27,848
Miscellaneous fees	19,408	22,876
TOTAL GROSS EXPENSES	1,287,008	1,169,818
Incentive fee adjustments (Note 4)	(1,076,660)	2,174,600
TOTAL NET EXPENSES	210,348	3,344,418
NET INVESTMENT GAIN/(LOSS), BEFORE TAXES	604,544	(2,746,903)
Deferred tax benefit	98,506	—
Net investment gain (loss), net of deferred taxes	703,050	(2,746,903)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains/(losses) from security transactions on:
Affiliated/Controlled	390,537	(1,399,496)
Non-affiliated/controlled and other assets	3,740,785	(3,381,739)
Deferred tax expense	(999,076)	—
Net realized gains (losses), net of deferred taxes	3,132,246	(4,781,235)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(1,202,831)	2,019,406
Affiliated/controlled investments and foreign currency	(10,854,614)	6,666,847
Affiliated/controlled warrants investments (1)	2,644,525	4,411,302
Deferred tax benefit	2,740,523	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	(6,672,397)	13,097,555
Net Realized and Unrealized Gain (Loss) on Investments, Net of Deferred Taxes	(3,540,151)	8,316,320
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(2,837,101)	$5,569,417
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.40)	$0.76

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(2,837,101)	$5,569,417
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(1,600,000)	(23,486,160)
Proceeds from disposition of investments	8,051,115	31,038,824
Net purchases / sales from short-term investments	(3,405,617)	(6,675,435)
Increase in dividends, interest, and reclaims receivable	(727,026)	(421,072)
Increase in receivable in investment sold	(2,973,180)	—
Increase (decrease) in payable for investment purchased	—	—
Increase in payable to affiliates	1,062,545	36,519
Increase (decrease) in incentive fees payable	(1,076,660)	2,174,600
Increase (decrease) in other assets	(18,096)	(15,527)
Increase (decrease) in accrued expenses and other payables	102,757	5,454
Increase (decrease) in deferred tax benefit	(1,839,953)	—
Net realized gain (loss) from investments	(4,131,322)	4,781,235
Net realized gain from written options	—	—
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	9,412,920	(13,097,555)
Net cash (used in) operating activities	20,382	(89,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—
Distributions paid from net realized gains	—	—
Net cash (used in) financing activities	—	—

Net increase (decrease) in cash	20,382	(89,700)
Cash - beginning of period	—	110,077
Cash - end of period	$20,382	$20,377

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018
FROM OPERATIONS:
Net investment gain (loss), net of deferred taxes	$703,050	$(2,746,903)
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	3,132,246	(4,781,235)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	(6,672,397)	13,097,555
Net increase (decrease) in net assets from operations	(2,837,101)	5,569,417

DISTRIBUTIONS TO SHAREHOLDERS:	—	—

TOTAL INCREASE/(DECREASE) IN NET ASSETS	(2,837,101)	5,569,417

NET ASSETS:
Beginning of period	191,617,959	173,993,589
End of period	$188,780,858	$179,563,006

COMMON STOCK ACTIVITY:
Shares repurchased	—	—
Net decrease in shares outstanding	—	—
Shares outstanding, beginning of period	7,178,770	7,302,146
Shares outstanding, end of period	7,178,770	7,302,146

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2019* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*	FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Net asset value at beginning of period	$26.69		$23.83		$20.04	$22.79	$24.49		$28.32
Income from investment operations:
Net investment income (loss), before deferred taxes	0.08	(1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)	(1.26)
Deferred tax benefit	0.02		0.07		—	—		—	—
Net investment income (loss)	0.10		(1.22)		(0.62)	(0.52)	(0.06)		(1.26)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(0.73)		5.13		4.21	(2.76)	(1.78)		3.04
Deferred tax expense	0.24		(1.23)		—	—	—		—
Net realized and unrealized gains (losses) on investments	(0.49)		3.90		4.21	(2.76)	(1.78)		3.04
Total from investment operations	(0.39)		2.68		3.59	(3.28)	(1.84)		1.78

Distributions from:
Realized capital gains	—		(0.03)		—	—	—		(5.86)
Anti-dilutive effect from capital share transactions	—		0.21		0.20	0.53	0.14		0.25
Net asset value at end of period	$26.30		$26.69		$23.83	$20.04	$22.79		$24.49

Market value at end of period	$13.27		$11.20		$8.96	$7.67	$8.17		$18.65

Total return
Based on Net Asset Value	(2.32	)%(A)	12.39%		18.91%	(12.07)%	(6.94)%		12.54%
Based on Market Value	18.48	%(A)	25.43%		16.82%	(6.12)%	(56.19)%		4.76%
Net assets at end of period (millions)	$188.8		$191.6		$174.0	$148.9	$175.6		$209.7

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2019* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Ratio of total expenses to average net assets:
Before tax benefit	0.45	%(B)(2)	6.75	%(2)	4.13	%(2)	2.90%	1.36	%(2)	5.29	%(2)
Deferred tax expense (3)(4)	3.95	%(B)	4.43%		—		—	—		—
Total expenses	4.40	%(B)(2)	11.18	%(2)	4.13%		2.90%	1.36%		5.29%
Total expenses, excluding incentive fees and deferred tax expense	2.76	%(B)	2.77%		2.98%		2.90%	2.68%		3.12%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	1.30	%(B)(2)	(4.93	)%(2)	(3.07)%		(2.36)%	(0.24)%		(4.31)%
Deferred tax benefit (4)(5)	0.21	%(B)	0.28%		—		—	—		—
Net investment income (loss)	1.51	%(B)	(4.65)%		(3.07)%		(2.36)%	(0.24)%		(4.31)%
Portfolio turnover rate	1	%(A)	44%		22%		49%	22%		95%

*	Consolidated.

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the period ended March 31, 2019, the year ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, the ratio of the incentive fee to average net assets was (2.31)%, 3.98%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(4)	The deferred tax epxense and tax benefit are allocated based on average net assets.

(5)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

(A)	Not Annualized.

(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$39,620
(2.0%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	4,000,000	4,000,000	3,688,400
					3,728,020

HERA SYSTEMS, INC. (4.3%) Aerospace	Convertible Note Matures January 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Note Matures January 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	217,447
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	1,564,815
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	155,540
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	1,166,550
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,721,950
					8,207,258
INTRAOP MEDICAL CORP. (14.2%) Medical Devices	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	10,791,890
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
					26,753,019

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2020 Interest Rate 10% (1)(4)	3/11/2019	100,000	$100,000	$100,000

LYNCEAN TECHNOLOGIES, INC. (0.5%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	1,000,000

PHUNWARE, INC. (10.1%) Mobile Computing	Common Stock *(1)(3)(4)	3/14/2014	1,495,113	9,999,997	18,984,945

PIVOTAL SYSTEMS CORP. (25.4%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	50,758,441	16,863,553	47,895,718

QMAT, INC. (7.5%)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 04/28/16	16,000,240	9,680,305	4,467,267
Advanced Materials	Preferred Stock - Series B *(1)(2)(4)	09/28/16 - 11/07/16	2,000,000	2,000,000	1,602,200
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	12/14/18 - 02/28/19	7,502,600	7,502,600	7,502,600
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	3/13/2019	100,000	100,000	100,000
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	3/28/2019	400,000	400,000	400,000
	Preferred Stock Warrants - Series C *(1)(2)(4)	12/14/2018	4,932,208	0	74,476
	Preferred Stock Warrants - Series A *(1)(2)(4)	12/14/2012	2,000,000	0	104,800
					14,251,343

QUICKLOGIC CORP. (0.2%) Semiconductors	Common Stock *	12/27/16 - 11/09/17	700,000	1,005,875	427,419

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (29.9%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	53,834,340	$18,537,905	$56,459,614

ROKU, INC. (0.7%) Consumer Electronics	Common Stock *	05/26/15 - 08/06/15	20,000	180,000	1,290,200

SILICON GENESIS CORP. (2.0%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	1,427,831
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	34,318
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	93,166
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	6,269
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	118
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	312,880
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	3,000
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	1,800
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	1,736,995
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	159,293
					3,775,670

SVXR, INC. (2.6%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)(4)	1/11/17-8/29/18	8,219,454	4,082,192	4,913,014

TELEPATHY INVESTORS, INC. (0.6%)	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	12,052
Consumer Electronics	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	16,070

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (continued)	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	$500,000	$40,175
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	160,700
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	300,000	24,105
	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	909,861
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	24,105
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	40,175
					1,227,243

UCT COATINGS, INC. (0.5%) Advanced Materials	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	850,650

VUFINE, INC. (0.0%) Consumer Electronics	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	1/22/2019	45,000	45,000	0
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	10/31/2018	200,000	200,000	0
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	7/10/2017	1,500,000	1,500,000	0
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	9/13/2018	100,000	100,000	0
	Convertible Note Matures October 2019 Interest Rate 12% (1)(2)(4)	10/16/2017	250,000	250,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
VUFINE, INC. (continued)	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	1/31/2018	350,000	$350,000	$0
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	6/19/2018	300,000	300,000	0
	Common Stock *(1)(2)(4)	2/26/2015	750,000	15,000	0
	Preferred Stock - Series A *(1)(2)(4)	03/04/15-02/18/16	22,500,000	2,250,000	0
					0
WRIGHTSPEED, INC. (5.6%) Automotive	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	3/20/2019	100,000	100,000	139
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	3/4/2019	300,000	300,000	416
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	1/11/2019	250,000	250,000	347
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	12/31/2018	100,000	100,000	139
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	5/1/2018	3,700,000	3,700,000	5,132
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	6/21/2018	2,000,000	2,000,000	2,774
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	8/10/2018	3,000,000	3,000,000	4,161
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	2/20/2019	500,000	500,000	693
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	2/14/2019	500,000	500,000	693

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Preferred Stock - Series C *(1)(3)(4)	4/11/2013	2,267,659	$1,922,975	$494,123
	Preferred Stock - Series D *(1)(3)(4)	12/15/2014	1,100,978	3,375,887	310,366
	Preferred Stock - Series E *(1)(3)(4)	7/10/2015	450,814	1,658,996	136,551
	Preferred Stock - Series F *(1)(3)(4)	8/31/2017	90,707	499,995	41,290
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/2018	200,000	0	90,850
	Preferred Stock Warrants - Series F *(1)(3)(4)	3/4/2019	600,000	0	272,550
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/20/2019	1,000,000	0	454,250
	Preferred Stock Warrants - Series F *(1)(3)(4)	3/20/2019	200,000	0	90,850
	Preferred Stock Warrants - Series F *(1)(3)(4)	1/11/2019	500,000	0	227,125
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/14/2019	1,000,000	0	454,250
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/2018	200,000	0	216
	Preferred Stock Warrants - Series F *(1)(3)(4)	3/4/2019	600,000	0	648
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/20/2019	1,000,000	0	1,080
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/14/2019	1,000,000	0	1,080
	Preferred Stock Warrants - Series F *(1)(3)(4)	1/11/2019	500,000	0	540
	Preferred Stock Warrants - Series F *(1)(3)(4)	3/20/2019	200,000	0	216
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/9/2018	13,606	0	22
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/26/2018	6,803	0	11

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/2018	7,400,000	$0	$3,361,450
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/2018	4,000,000	0	1,817,000
	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/2018	7,400,000	0	7,992
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/2018	4,000,000	0	4,320
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/2018	6,000,000	0	2,725,500
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/2018	6,000,000	0	6,480
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/31/2017	18,141	0	29
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/7/2018	11,338	0	18
					10,513,301

INVESTMENT COMPANY (0.6%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	1,149,060	1,149,060	1,149,060

TOTAL INVESTMENTS (Cost $168,363,162) — 106.8%					201,526,474

LIABILITIES IN EXCESS OF OTHER ASSETS — (6.8%)					(12,745,616)

NET ASSETS — 100.0%					$188,780,858

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company's Board of Directors (See note 3). At March 31, 2019, we held $198,659,795 (or 105.23% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security.
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC (1.8%)	Common Stock *(1)(2)(4)	6/10/16	100,000	$20,000	$36,470
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16	4,000,000	4,000,000	3,491,600
					3,528,070
HERA SYSTEMS, INC. (3.5%) Aerospace	Convertible Promissory Note Matures January 2019 Interest Rate 10% (1)(2)(4)	5/31/18	500,000	500,000	500,000
	Convertible Promissory Note Matures January 2019 Interest Rate 10% (1)(2)(4)	1/19/18	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/15	3,642,324	2,000,000	207,977
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 9/4/18	5,539,203	5,087,102	1,231,365
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/17	700,000	0	155,540
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,721,950
					6,697,788
INTRAOP MEDICAL CORP. (15.4%)	Convertible Note Matures June 2020 Interest Rate 8% (1)(2)(4)	12/31/18	10,961,129	10,961,129	10,961,129
Medical Devices	Preferred Stock - Series C *(1)(2)(4)	7/12/13	26,856,187	26,299,938	13,565,328
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/17	2,000,000	2,000,000	2,000,000
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/14	3,000,000	3,000,000	3,000,000
					29,526,457

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.5%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)	7/3/18	869,792	$1,000,000	$1,000,000

PHUNWARE, INC. (10.0%) Mobile Computing	Common Stock *(1)(3)(4)	3/14/14	1,495,113	9,999,997	19,121,150

PIVOTAL SYSTEMS CORP. (28.1%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/28/12 - 09/02/16	53,758,441	19,446,197	53,825,978

QMAT, INC. (7.0%)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 04/28/16	16,000,240	9,680,305	4,612,549
Advanced Materials	Preferred Stock - Series B *(1)(2)(4)	9/28/16 - 11/7/16	2,000,000	2,000,000	1,594,000
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	12/14/18	7,002,600	7,002,600	7,002,600
	Preferred Stock Warrants - Series C *(1)(2)(4)	12/14/18	4,932,208	0	81,381
	Preferred Stock Warrants - Series A *(1)(2)(4)	12/14/12	2,000,000	0	112,000
					13,402,530

QUICKLOGIC CORP. (0.4%) Semiconductors	Common Stock *	12/27/16 - 11/09/17	1,000,000	1,488,025	734,000

REVASUM, INC. (30.6%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	53,834,340	18,537,905	58,608,601

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE

ROKU, INC. (1.8%) Consumer Electronics	Common Stock *	05/26/15 - 08/06/15	115,000	$1,035,000	$3,523,600

SILICON GENESIS CORP. (1.7%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/11	5,704,480	2,372,403	1,233,879
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/11	82,914	109,518	25,463
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/11	850,830	431,901	68,917
	Common Stock *(1)(2)(4)	4/18/11	921,892	169,045	4,517
	Common Stock Warrants *(1)(2)(4)	4/18/11	37,982	6,678	84
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/11	912,453	456,389	270,816
	Common Stock Warrants *(1)(2)(4)	10/13/11	5,000,000	0	2,000
	Common Stock Warrants *(1)(2)(4)	2/6/12	3,000,000	0	1,200
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/16	48,370,793	3,880,592	1,443,530
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/16	837,942	936,895	137,339
					3,187,745

SVXR, INC. (2.6%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,923,206

TELEPATHY INVESTORS, INC. (0.7%)	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	6/21/16	150,000	150,000	14,678
Consumer Electronics	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	9/7/18	200,000	200,000	19,570

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (continued)	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	4/20/16	500,000	$500,000	$48,925
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	6/23/15	2,000,000	2,000,000	195,700
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	5/3/17	300,000	300,000	29,355
	Preferred Stock -Series A *(1)(2)(4)	7/29/14	15,238,000	3,999,999	927,994
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	1/29/16	300,000	300,000	29,355
	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	12/13/16	500,000	500,000	48,925
					1,314,502

UCT COATINGS, INC. (0.4%) Advanced Materials	Common Stock *(1)(3)(4)	4/18/11	1,500,000	662,235	748,950

VUFINE, INC. (0.0%) Consumer Electronics	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	10/31/18	200,000	200,000	1,537
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	7/10/17	1,500,000	1,500,000	11,526
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	9/13/18	100,000	100,000	768
	Convertible Note Matures October 2019 Interest Rate 12% (1)(2)(4)	10/16/17	250,000	250,000	1,921
	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	1/31/18	350,000	350,000	2,689

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
VUFINE, INC. (0.0%) (continued)	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	6/19/18	300,000	$300,000	$2,305
	Common Stock *(1)(2)(4)	2/26/15	750,000	15,000	0
	Preferred Stock - Series A *(1)(2)(4)	03/04/15 - 02/18/16	22,500,000	2,250,000	0
					20,746
WRIGHTSPEED, INC. (4.8%) Automotive	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	12/31/18	100,000	100,000	2,751
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	5/1/18	3,700,000	3,700,000	101,787
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	6/21/18	2,000,000	2,000,000	55,020
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	8/10/18	3,000,000	3,000,000	82,530
	Preferred Stock - Series C *(1)(3)(4)	4/11/13	2,267,659	1,922,975	494,803
	Preferred Stock - Series D *(1)(3)(4)	12/15/14	1,100,978	3,375,887	310,806
	Preferred Stock - Series E *(1)(3)(4)	7/10/15	450,814	1,658,996	136,732
	Preferred Stock - Series F *(1)(3)(4)	8/31/17	90,707	499,995	41,344
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/18	200,000	0	90,980
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/18	200,000	0	224
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/9/18	13,606	0	22
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/26/18	6,803	0	11
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/18	6,000,000	0	2,729,400

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/18	7,400,000	$0	$3,366,260
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/18	4,000,000	0	1,819,600
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/18	6,000,000	0	6,720
	Preferred Stock Warrants - Series F *(1)(3)(4)	5/1/18	7,400,000	0	8,288
	Preferred Stock Warrants - Series F *(1)(3)(4)	6/21/18	4,000,000	0	4,480
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/31/17	18,141	0	29
	Preferred Stock Warrants - Series F *(1)(3)(4)	2/7/18	11,338	0	18
					9,251,805

INVESTMENT COMPANY (0.2%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	438,442	438,442	438,442

TOTAL INVESTMENTS (Cost $167,277,338) — 109.5%					209,853,570

LIABILITIES IN EXCESS OF OTHER ASSETS — (9.5)%					(18,235,611)

NET ASSETS — 100%					$191,617,959

*	Non-income producing security.
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

MARCH 31, 2019 (UNAUDITED)

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

During the fiscal years ended December 31, 2016 and 2017, with the approval of its Board of Directors, the Company organized three separate fully owned and controlled subsidiaries (as defined by the 1940 Act). Each subsidiary was a Cayman Islands corporation and the financial statements of each subsidiary were reported on a consolidated basis with the Company. Each subsidiary was formed for the purpose of holding one or more investments made by the Company, and was treated as a controlled foreign corporation under the Internal Revenue Code not separately subject to U.S. federal income tax. FVI was treated as the sole U.S. shareholder of each subsidiary.

The Board of Directors of the Company approved the liquidation of those three Cayman subsidiaries on November 2, 2018. That liquidation was completed on December 27, 2018.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company's financial statements included in this report:

BASIS OF PRESENTATION. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the requirements on Form 10-K. ASC 946, Financial Services—Investment Companies ("ASC 946"), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the periods presented, have been included.

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On March 31, 2019, our financial statements include venture capital investments valued at approximately $73.2 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company's investments.

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

RESTRICTED SECURITIES. At March 31, 2019, we held $198,659,795 in restricted securities. At December 31, 2018, we held $205,157,528 in restricted securities.

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

MARCH 31, 2019 (UNAUDITED)

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

The Company had no option transactions for the three months ended March 31, 2019.

The average quarterly volume of the Company's derivatives during the three months ended March 31, 2019 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	13,256,574	—

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

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

The Board has engaged an independent valuation firm to provide it with valuation assistance with respect to certain of our portfolio investments. The Company intends to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of select portfolio investments each quarter unless directed by the Board to cancel such valuation services. The scope of the services rendered by an independent valuation firm is at the discretion of the Board. The Board is ultimately and solely responsible for determining the fair value of the Company's investments in good faith.

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

MARCH 31, 2019 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2018, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of March 31, 2019, there was an incentive fee adjustment for ($1,076,660). As of March 31, 2018, there was an incentive fee expense for $2,174,600.

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

MARCH 31, 2019 (UNAUDITED)

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

MARCH 31, 2019 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company's net assets as of March 31, 2019:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$850,650
Consumer Electronics	1,290,200	—	—
Equipment Leasing	—	—	39,620
Intellectual Property	—	—	6,269
Mobile Computing	—	—	18,984,945

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Semiconductors	$427,419	$—	$—
Semiconductors Equipment	—	—	104,355,332
Total Common Stocks	1,717,619	—	124,236,816
Preferred Stocks
Advanced Materials	—	—	6,069,467
Aerospace	—	—	1,782,262
Automotive	—	—	982,330
Consumer Electronics	—	—	909,861
Equipment Leasing	—	—	3,688,400
Intellectual Property	—	—	3,764,483
Medical Devices	—	—	10,791,890
Semiconductor Equipment	—	—	5,913,014
Total Preferred Stocks	—	—	33,901,707
Asset Derivatives*
Equity Contracts	—	—	15,125,667
Total Asset Derivatives	—	—	15,125,667
Convertible Notes
Advanced Materials	—	—	8,102,600
Aerospace	—	—	1,000,000
Automotive	—	—	14,494
Consumer Electronics	—	—	317,382
Medical Devices	—	—	15,961,129
Total Convertible Notes	—	—	25,395,605
Mutual Funds	1,149,060	—	—
Total	$2,866,679	$—	$198,659,795

* Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of March 31, 2019.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/18	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/2019
Common Stocks
Advanced Materials	$748,950	$—	$—	$—	$101,700	$—	$850,650
Equipment Leasing	36,470	—	—	—	3,150	—	39,620
Intellectual Property	4,517	—	—	—	1,752	—	6,269
Mobile Computing	19,121,150	—	—	—	(136,205)	—	18,984,945
Semiconductor Equipment	112,434,579	—	(2,973,180)	390,537	(5,496,604)	—	104,355,332
Preferred Stocks
Advanced Materials	6,206,549	—	—	—	(137,082)	—	6,069,467
Aerospace	1,439,342	1,500,000	—	—	(1,157,080)	—	1,782,262
Automotive	983,685	—	—	—	(1,355)	—	982,330
Consumer Electronics	927,994	—	—	—	(18,133)	—	909,861
Equipment Leasing	3,491,600	—	—	—	196,800	—	3,688,400
Intellectual Property	3,179,944	—	—	—	584,539	—	3,764,483
Medical Devices	13,565,328	—	—	—	(2,773,438)	—	10,791,890
Semiconductor Equipment	5,923,206	—	—	—	(10,192)	—	5,913,014
Asset Derivatives
Equity Contracts	12,481,143	—	—	—	2,644,524	—	15,125,667
Convertible Notes
Advanced Materials	7,002,600	1,100,000	—	—	—	—	8,102,600
Aerospace	1,000,000	—	—	—	—	—	1,000,000
Automotive	242,088	1,650,000	—	—	(1,877,594)	—	14,494
Consumer Electronics	407,254	45,000	—	—	(134,872)	—	317,382
Medical Devices	15,961,129	—	—	—	—	—	15,961,129
Total	$205,157,528	$4,295,000	$(2,973,180)	$390,537	$(8,210,090)	$—	$198,659,795

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of March 31, 2019 was $(8,210,090).

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2019:

	FAIR VALUE AT 3/31/19	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$15.2M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	8.0% - 10.1% (9.1%) 5 years (5 years) 50.0% (50.0%) 2.23% (2.23%) 40% - 100% (43%) 0.0% - 22.7% (1.3%)
Direct venture capital investments: Aerospace	$8.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.23% (2.23%)
Direct venture capital investments: Automotive	$10.5M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 2.21% (2.21%)
Direct venture capital investments: Consumer Electronics	$1.2M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model	Revenue Multiple Going Concern Probability Years to Maturity Volatility Risk-Free Rate	1.1x – 1.9x (1.5x) 10% - 30% (30%) 1 year (1 year) 70.0% (70.0%) 2.40% (2.40%)
Direct venture capital investments: Equipment Leasing	$3.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 2.23% (2.23%)
Direct venture capital investments: Intellectual Property	$3.8M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55.0% (55.0%) 2.23% (2.23%) 0.0% - 24.3% (0.1%) -51.0% (-51.0%)
Direct venture capital investments: Medical Devices	$26.8M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.6x – 4.0x (3.8x) 4 years (4 years) 50.0% (50.0%) 2.22% (2.22%)

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

continued	FAIR VALUE AT 3/31/18	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Mobile Computing	$19.0M	Prior Transaction Analysis	Years to Maturity Volatility Discount for Lack of Marketability	0.2 years (0.2 years) 65.0% (65.0%) 7.2% (7.2%)
Direct venture capital investments: Semiconductor Equipment	$110.3M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years – 5 years (1.2 years) 40.0% -50.0% (47.3%) 2.23% (2.23%) 0.0% - 14.3% (11.2%)

NOTE 7. FEDERAL INCOME TAXES

Beginning in 2018, we were no longer able to qualify as a RIC under Subchapter M of the Code. The increase in value that resulted from the initial public offerings (IPOs) of Pivotal Systems and Revasum meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we were taxed as a corporation for our fiscal year ended December 31, 2018, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2019.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$95,213,429
Gross unrealized depreciation	(62,050,117)
Net unrealized appreciation	$33,163,312
Federal income tax cost, Investments	$168,363,162

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

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

The Company's income tax provision consists of the following as of December 31, 2018

Deferred tax expense (benefit)
Federal	$5,922,998
State	1,969,708
Total deferred tax expense	$7,892,706

The reconciliation between the federal statutory income tax rate of 21% and the effective tax rate on net investment income (loss) and realized and unrealized gain (loss) follows:

	AMOUNT	RATE
Application of statutory income tax rate	$5,922,998	21.00%
State income taxes net of federal benefit	1,969,708	6.98%
Total income tax expense	$7,892,706	27.98%

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

Components of the Company's deferred tax assets and liabilities as of December 31, 2018 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward (tax basis)	$505,388
Capital loss carryforward (tax basis)	1,397,685
Incentive fee adjustment (tax basis)	2,118,584
Total deferred tax assets	4,021,657

Deferred tax liabilities
Net unrealized gains on investment securities (tax basis)	(11,914,362)
Total net deferred tax liability	$(7,892,705)

To the extent the Company has a deferred tax asset or if a portion of the deferred tax liability is offset by a tax asset resulting from net operating losses, consideration is given to whether or not a valuation allowance is required against the deferred tax asset amount. A valuation allowance is required if, based on the evaluation criterion provided by Accounting Standard Codification ("ASC") 740, Income Taxes (ASC 740), it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Among the factors considered in assessing the Company's valuation allowance are: the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of the statutory carryforward periods, and the associated risks that operating and capital loss carryforwards may expire unused. Based on the Company's assessment, it has determined that in the future it is more likely than not that the Company will generate the necessary appropriate character of income within the carryforward periods to realize its deferred tax assets.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

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

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state of income tax purposes of $1,806,014, which may be carried forward indefinitely:

As of December 31, 2018, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
Total	$4,994,658

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2019.

PURCHASES AND SALES
Purchases of investment securities	$1,600,000
Proceeds from sales and maturities of investment securities	$8,051,115

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

MARCH 31, 2019 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company's outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company's outstanding voting shares as a controlled investment of the Company. A summary of the Company's investments in affiliates and controlled investments for the period from December 31, 2018, through March 31, 2019, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/19	SHARES HELD AT 3/31/2019
EQX Capital, Inc. Common Stock*	$36,470	$—	$—	$—	$—	$3,150	$39,620	100,000
EQX, Inc. Preferred Stock - Series A*	3,491,600	—	—	—	—	196,800	3,688,400	4,000,000
Hera Systems, Inc. Series A Preferred*	207,977	—	—	—	—	9,470	217,447	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	12,500	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	12,500	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/19	SHARES HELD AT 3/31/2019
Hera Systems, Inc. Series B Preferred*	$1,231,365	$1,500,000	$—	$—	$—	$(1,166,550)	$1,564,815	7,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	—	1,380,956	6,214,922
Hera Systems, Inc. Series B Warrants*	2,721,950	—	—	—	—	—	2,721,950	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	1,166,550	1,166,550	5,250,000
IntraOp Medical Corp. Series C Preferred*	13,565,328	—	—	—	—	(2,773,438)	10,791,890	26,856,187
IntraOp Medical Corp. Term Note*	3,000,000	—	59,178	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	405,412	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock	19,121,150	—	—	—	—	(136,205)	18,984,945	1,495,113
Pivotal Systems Common Stock*	53,825,978	—	—	(2,973,181)	390,537	(3,347,616)	47,895,718	50,758,441
QMAT, Preferred Stock Series A*	4,612,549	—	—	—	—	(145,282)	4,467,267	16,000,240
QMAT, Preferred Stock Series B*	1,594,000	—	—	—	—	8,200	1,602,200	2,000,000
QMAT, Series Preferred Stock Warrants - Series A	112,000	—	—	—	—	(7,200)	104,800	2,000,000
QMAT, Preferred Stock Warrants - Series C*	81,381	—	—	—	—	(6,905)	74,476	4,932,208
QMAT, Convertible Note*	7,002,600	500,000	143,547	—	—	—	7,502,600	7,502,600
QMAT, Convertible Note	—	100,000	416	—	—	—	100,000	100,000
QMAT, Convertible Note	—	400,000	351	—	—	—	400,000	400,000
Revasum, Common Stock*	58,608,601	—	—	—	—	(2,148,987)	56,459,614	53,834,340
Silicon Genesis Corp., Common Stock *	4,517	—	—	—	—	1,752	6,269	921,892

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/19	SHARES HELD AT 3/31/2019
Silicon Genesis Corp., Common Warrants*	$84	$—	$—	$—	$—	$34	$118	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	1,000	3,000	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	600	1,800	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	25,463	—	—	—	—	8,855	34,318	82,914
Silicon Genesis Corp., Series 1-D Preferred*	68,918	—	—	—	—	24,248	93,166	850,830
Silicon Genesis Corp., Series 1-E Preferred*	1,233,878	—	—	—	—	193,953	1,427,831	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	270,816	—	—	—	—	42,064	312,880	912,453
Silicon Genesis Corp., Series 1-G Preferred*	1,443,530	—	—	—	—	293,465	1,736,995	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	137,339	—	—	—	—	21,954	159,293	837,942
SVXR, Inc., Preferred Stock Series A	4,923,206	—	—	—	—	(10,192)	4,913,014	8,219,454
Telepathy Investors, Inc. Convertible Note*	195,700	—	65,655	—	—	(35,000)	160,700	2,000,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	7,500	—	—	(5,250)	24,105	300,000
Telepathy Investors, Inc. Convertible Note*	14,678	—	4,475	—	—	(2,626)	12,052	150,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	14,918	—	—	(8,750)	40,175	500,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/19	SHARES HELD AT 3/31/2019
Telepathy Investors, Inc. Convertible Note*	$29,355	$—	$9,570	$—	$—	$(5,250)	$24,105	300,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	14,918	—	—	(8,750)	40,175	500,000
Telepathy Investors, Inc. Convertible Note*	19,570	—	4,931	—	—	(3,500)	16,070	200,000
Telepathy Investors, Inc. Series A Preferred*	927,994	—	—	—	—	(18,133)	909,861	15,238,000
UCT Coatings, Inc.Common Stock	748,950	—	—	—	—	101,700	850,650	1,500,000
Vufine, Inc., Convertible Note*	11,526	—	(200,582)	—	—	(11,526)	—	1,500,000
Vufine, Inc., Convertible Note*	1,921	—	(27,080)	—	—	(1,921)	—	250,000
Vufine, Inc. Convertible Note*	2,305	—	(13,365)	—	—	(2,305)	—	300,000
Vufine, Inc. Convertible Note*	768	—	(2,226)	—	—	(768)	—	100,000
Vufine, Inc. Convertible Note*	1,537	—	(1,963)	—	—	(1,537)	—	200,000
Vufine, Inc., Convertible Note*	2,689	—	(28,203)	—	—	(2,689)	—	350,000
Vufine, Inc., Convertible Note	—	45,000	216	—	—	(45,000)	—	45,000
Vufine, Inc., Common Stock*	—	—	—	—	—	—	—	750,000
Vufine, Inc., Series A, Preferred Stock*	—	—	—	—	—	—	—	22,500,000
Wrightspeed, Inc., Series C Preferred Stock	494,803	—	—	—	—	(680)	494,123	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	310,806	—	—	—	—	(440)	310,366	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	136,732	—	—	—	—	(181)	136,551	450,814
Wrightspeed, Inc., Series F Preferred Stock	41,344	—	—	—	—	(54)	41,290	90,707

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/19	SHARES HELD AT 3/31/2019
Wrightspeed, Inc. Preferred Stock Warrants - Series F	$29	$—	$—	$—	$—	$—	$29	18,141
Wrightspeed, Inc. Convertible Note	101,787	—	111,000	—	—	(96,655)	5,132	3,700,000
Wrightspeed, Inc. Convertible Note	55,020	—	60,000	—	—	(52,246)	2,774	2,000,000
Wrightspeed, Inc. Convertible Note	82,530	—	90,000	—	—	(78,369)	4,161	3,000,000
Wrightspeed, Inc. Convertible Note	2,751	—	3,000	—	—	(2,612)	139	100,000
Wrightspeed, Inc. Convertible Note	—	250,000	6,667	—	—	(249,653)	347	250,000
Wrightspeed, Inc. Convertible Note	—	500,000	7,667	—	—	(499,307)	693	500,000
Wrightspeed, Inc. Convertible Note	—	500,000	6,667	—	—	(499,307)	693	500,000
Wrightspeed, Inc. Convertible Note	—	300,000	2,800	—	—	(299,584)	416	300,000
Wrightspeed, Inc. Convertible Note	—	100,000	400	—	—	(99,861)	139	100,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	90,980	—	—	—	—	(130)	90,850	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	227,125	227,125	500,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	454,250	454,250	1,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	454,250	454,250	1,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	272,550	272,550	600,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	90,850	90,850	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	540	540	500,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	1,080	1,080	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/19	SHARES HELD AT 3/31/2019
Wrightspeed, Inc. Preferred Stock Warrants - Series F	$—	$—	$—	$—	$—	$1,080	$1,080	1,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	648	648	600,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	216	216	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	224	—	—	—	—	(8)	216	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	22	—	—	—	—	—	22	13,606
Wrightspeed, Inc. Preferred Stock Warrants - Series F	11	—	—	—	—	—	11	6,803
Wrightspeed, Inc. Preferred Stock Warrants - Series F	3,366,260	—	—	—	—	(4,810)	3,361,450	7,400,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	1,819,600	—	—	—	—	(2,600)	1,817,000	4,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	2,729,400	—	—	—	—	(3,900)	2,725,500	6,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	8,288	—	—	—	—	(296)	7,992	7,400,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	4,480	—	—	—	—	(160)	4,320	4,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	6,720	—	—	—	—	(240)	6,480	6,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	18	—	—	—	—	—	18	11,338
Total Affiliates and Controlled Investments	$204,157,528		$810,321		$390,537	$(8,210,089)	$197,559,795
Total Affiliates	34,045,111		288,201		390,537	(433,201)	35,261,910
Total Controlled Investments	$170,112,417		$522,120		$—	$(7,776,888)	$162,297,885

*	Controlled Investments.

Firsthand Technology Value Fund, Inc.

Consolidated Notes to Financial Statements - continued

MARCH 31, 2019 (UNAUDITED)

As of March 31, 2019, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $201.5 million as of March 31, 2019, as compared to approximately $209.9 million as of December 31, 2018.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2019, and December 31, 2018.

	March 31, 2019	December 31, 2018
Semiconductor Equipment	58.4%	61.8%
Medical Devices	14.2%	15.4%
Mobile Computing	10.1%	10.0%
Advanced Materials	8.1%	7.4%
Automotive	5.6%	4.8%
Aerospace	4.3%	3.5%
Equipment Leasing	2.0%	1.8%
Intellectual Property	2.0%	1.7%
Consumer Electronics	1.3%	2.5%
Semiconductor	0.2%	0.4%
Exchange-Traded/Money Market Funds	0.6%	0.2%
(Liabilities)/Other Assets	(6.8%)	(9.5%)
Net Assets	100.0%	100.0%

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

EQX Capital, Inc.

IntraOp

HERA Systems

kyma technologies

lyncean technologies, inc.

UCT Coatings

QMAT, Inc.

WRIGHTSPEED

SIGEN Silicon Genesis

SVXR Silicon Valley X-Ray

Telepathy

VUFINE

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended March 31, 2019 and March 31, 2018

INVESTMENT INCOME

For the three months ended March 31, 2019, we had investment income of $814,892 primarily attributable to interest accrued on convertible/term note investments with QMAT, Wrightspeed, Vufine, Telepathy Investors and IntraOp Medical Corp.

For the three months ended March 31, 2018, we had investment income of $597,515 primarily attributable to interest accrued on convertible/term note investments with QMAT, Revasum, Vufine, Telepathy Investors and IntraOp Medical Corp.

The higher level of investment income in the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due to the increased investments in convertible/term notes.

OPERATING EXPENSES

Operating expenses totaled approximately $210,348 during the three months ended March 31, 2019 and $3,344,418 during the three months ended March 31, 2018.

Significant components of gross operating expenses for the three months ended March 31, 2019, were management fee expense of $1,033,258, professional fees (audit, legal, and consulting) of $82,820, and incentive fees (which was accrued but is not payable until gains in the portfolio are realized) of ($1,076,660). Significant components of gross operating expenses for the three months ended March 31, 2018, were management fee expense of $890,949, professional fees (audit, legal, and consulting) of $88,468, and incentive fees (which was accrued but is not payable until gains in the portfolio are realized) of $2,174,600.

The lower level of operating expenses for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 is primarily attributable to the reduction in incentive fee accrual in the three months ended March 31, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT GAIN/(LOSS)

The net investment gain/(loss) before taxes was $604,544 for the three months ended March 31, 2019 and $(2,746,903) for the three months ended March 31, 2018.

The greater net investment gain in the three months ended March 31, 2019, compared to the three months ended March 31, 2018 is primarily due to the reduction in accrual of the incentive fee in the first quarter of 2019 which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the three month periods ended March 31, 2019, March 31, 2018, and March 31, 2017, is shown below.

Three Months Ended March 31, 2019
Realized gains	$4,131,322
Net change in unrealized appreciation on investments	(9,412,920)
Deferred tax benefit	1,741,447
Net realized and unrealized gains/(losses) on investments	$(3,540,151)

As of March 31, 2019
Gross unrealized appreciation on portfolio investments	$95,213,429
Gross unrealized depreciation on portfolio investments	(62,050,117)
Net unrealized appreciation on portfolio investments	$33,163,312

Three Months Ended March 31, 2018
Realized losses	$(4,781,235)
Net change in unrealized appreciation on investments	13,097,555
Net realized and unrealized gains/(losses) on investments	$8,316,320

As of March 31, 2018
Gross unrealized appreciation on portfolio investments	$57,583,932
Gross unrealized depreciation on portfolio investments	(44,586,711)
Net unrealized depreciation on portfolio investments	$12,997,221

During the three months ended March 31, 2019, we recognized net realized gains of approximately $4,131,322 from the sale of investments, primarily Roku. Realized gains were higher than those in the year-ago period due to the sale of Roku.

During the three months ended March 31, 2019, net unrealized appreciation on total investments decreased by $9,412,920. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of a decrease in the fair value of our portfolio companies, notably Pivotal and Revasum.

During the three months ended March 31, 2018, we recognized net realized losses of approximately $4,781,235 from the sale/acquisition of investments, primarily Hightail. Realized losses were higher than those in the year-ago period due to the sale/acquisition of Hightail.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2019, the net decrease in net assets resulting from operations totaled ($2,837,101) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2019, was ($0.40).

For the three months ended March 31, 2018, the net increase in net assets resulting from operations totaled $5,569,417 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2018, was $0.76.

The greater decrease in net assets resulting from operations for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, is due primarily to an increase in unrealized depreciation from investments, most notably Pivotal and Revasum.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2019, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase of private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $1.2 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of March 31, 2019, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2018, in response to Item 1A of Part 1 of Form 10-K.

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
Dated: May 10, 2019
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

32.

Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[THIS PAGE INTENTIONALLY LEFT BLANK]