Form 10-Q
period 2019-06-30
Firsthand Technology Value Fund, Inc.
filed 2019-08-09
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2019 or

☐	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

(Exact Name of Registrant as Specified in Charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	27-3008946 (I.R.S. Employer Identification No)

150 Almaden Boulevard, Suite 1250 San Jose, California (Address of Principal Executive Offices)	95113 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 886-7096

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☐ Non-accelerated Filer (Do not check if smaller reporting company)	☑ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.001 par value per share	7,178,770

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2019 (Unaudited) and December 31, 2018	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2019, and June 30, 2018, and for the Six Months Ended June 30, 2019, and June 30, 2018	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2019, and June 30, 2018, and for the Six Months Ended June 30, 2019, and June 30, 2018	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended June 30, 2019, and June 30, 2018, and for the Six Months Ended June 30, 2019, and June 30, 2018	6
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2019 (Unaudited) (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015, and for the Year Ended December 31, 2014	7
Consolidated Schedule of Investments as of June 30, 2019 (Unaudited) and for the Year Ended December 31, 2018	9
Consolidated Notes To Financial Statements (Unaudited)	20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	50
PART II. OTHER INFORMATION	51
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	52
SIGNATURES	53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2019 (UNAUDITED)		AS OF DECEMBER 31, 2018
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$12,238,198	*	$3,961,467	*
Affiliated investments at acquisition cost	27,530,182		31,002,275
Controlled investments at acquisition cost	127,266,193		132,313,596
Total acquisition cost	$167,034,573		$167,277,338
Unaffiliated investments at market value	$8,372,466	*	$5,696,042	*
Affiliated investments at market value	21,123,526		34,045,111
Controlled investments at market value	126,011,682		170,112,417
Total market value ** (Note 6)	155,507,674		209,853,570
Cash	19,727		—
Receivable for securities sold	311,904		1,005
Receivable from dividends and interest	1,474,317		2,308,366
Deferred tax benefit	4,922,294		—
Other assets	24,066		18,713
Total Assets	162,259,982		212,181,654
LIABILITIES
Payable for securities purchased	365,783		365,783
Incentive fees payable (Note 4)	—		9,261,847
Payable to affiliates (Note 4)	4,334,889		2,334,727
Deferred tax liability	—		8,432,559
Consulting fee payable	18,750		19,500
Accrued expenses and other payables	127,171		149,279
Total Liabilities	4,846,593		20,563,695
NET ASSETS	$157,413,389		$191,617,959

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,179
Paid-in-capital	178,770,434		178,770,434
Total distributable earnings (loss)	(21,364,224)		12,840,346
NET ASSETS	$157,413,389		$191,617,959

Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	7,178,770		7,178,770
Net asset value per share (Note 2)	$21.93		$26.69

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/19 and 12/31/18 were 2.25% and 2.24%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2019	JUNE 30, 2018	JUNE 30, 2019	JUNE 30, 2018
INVESTMENT INCOME
Unaffiliated interest	$21,779	$6,124	$26,350	$4,108
Affiliated/controlled interest	(336,314)	754,271	474,007	1,353,802
Affiliated/controlled loan origination income	—	21,000	—	21,000
TOTAL INVESTMENT INCOME	(314,535)	781,395	500,357	1,378,910
EXPENSES
Investment advisory fees (Note 4)	908,003	956,712	1,941,261	1,847,661
Administration fees	36,410	55,883	71,535	110,179
Custody fees	3,570	14,920	7,449	19,311
Transfer agent fees	8,763	8,436	17,328	16,759
Registration and filing fees	7,654	7,629	15,224	15,174
Professional fees	99,606	105,173	182,426	193,641
Printing fees	17,284	15,290	34,379	30,412
Trustees fees	50,000	50,000	100,000	100,000
Compliance fees	29,614	29,741	58,902	57,589
Miscellaneous fees	24,536	22,491	43,944	45,367
TOTAL GROSS EXPENSES	1,185,440	1,266,275	2,472,448	2,436,093
Incentive fee adjustments (Note 4)	(8,185,187)	3,000,192	(9,261,847)	5,174,792
TOTAL NET EXPENSES	(6,999,747)	4,266,467	(6,789,399)	7,610,885
NET INVESTMENT GAIN/(LOSS), BEFORE TAXES	6,685,212	(3,485,072)	7,289,756	(6,231,975)
Deferred tax benefit	419,693	1,859,621	518,199	1,859,621
Net investment income (loss), net of deferred taxes	7,104,905	(1,625,451)	7,807,955	(4,372,354)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains/(losses) from security transactions on:
Affiliated/Controlled	(5,006,358)	491,004	(4,615,821)	(908,492)
Non-affiliated/controlled and other assets	30,398	5,163,141	3,771,183	1,781,402
Written options	98,590	—	98,590	—
Deferred tax benefit/expenses	1,113,819	(260,477)	114,743	(260,477)
Net realized gains (losses), net of deferred taxes	(3,763,551)	5,393,668	(631,305)	612,433
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(4,397,476)	(1,116,171)	(5,600,307)	903,231
Affiliated/controlled investments and foreign currency	(30,712,323)	19,290,801	(41,566,937)	25,957,652
Affiliated/controlled warrants investments (1)	(9,580,412)	(8,776,609)	(6,935,887)	(4,365,307)
Deferred tax benefit/expenses	9,981,388	(6,682,741)	12,721,911	(6,682,741)
Net change in unrealized appreciation (depreciation), net of deferred taxes	(34,708,823)	2,715,280	(41,381,220)	15,812,835
Net Realized and Unrealized Gain (Loss) on Investments, Net of Deferred Taxes	(38,472,374)	8,108,948	(42,012,525)	16,425,268
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(31,367,469)	$6,483,497	$(34,204,570)	$12,052,914
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$(4.36)	$0.89	$(4.76)	$1.65

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE THREE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)	FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(31,367,469)	$6,483,497	$(34,204,570)	$12,052,914
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(17,859,740)	(5,320,611)	(19,459,740)	(28,806,771)
Proceeds from disposition of investments	17,934,979	10,665,632	25,986,094	41,704,456
Net purchases / sales from short-term investments	(3,624,020)	(3,748,355)	(7,029,637)	(10,423,790)
Increase (decrease) in dividends, interest, and reclaims receivable	1,561,075	(579,020)	834,049	(1,000,092)
Increase (decrease) in receivable in investment sold	2,662,281	(602,333)	(310,899)	(602,333)
Increase in payable to affiliates	937,617	95,504	2,000,162	132,023
Increase (decrease) in incentive fees payable	(8,185,187)	3,000,192	(9,261,847)	5,174,792
Increase (decrease) in other assets	(4,909,551)	15,240	(4,927,647)	(287)
Decrease in accrued expenses and other payables	(125,615)	(41,834)	(22,858)	(36,380)
Increase (decrease) in deferred tax benefit	(6,592,606)	5,083,597	(8,432,559)	5,083,597
Net realized gain (loss) from investments	4,975,960	(5,654,145)	844,638	(872,910)
Net realized gain from written options	(98,590)	—	(98,590)	—
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions and written options	44,690,211	(9,398,021)	54,103,131	(22,495,576)
Net cash (used in) operating activities	(655)	(657)	19,727	(90,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	—	—
Distributions paid from net realized gains	—	—	—	—
Net cash (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	(655)	(657)	19,727	(90,357)
Cash - beginning of period	20,382	20,377	—	110,077
Cash - end of period	$19,727	$19,720	$19,727	$19,720

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018
FROM OPERATIONS:
Net investment gain (loss), net of deferred taxes	$7,104,905	$(1,625,451)	$7,807,955	$(4,372,354)
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	(3,763,551)	5,393,668	(631,305)	612,433
Net change in unrealized appreciation (depreciation) on investments, written options and warrants transactions, net of deferred taxes	(34,708,823)	2,715,280	(41,381,220)	15,812,835
Net increase (decrease) in net assets from operations	(31,367,469)	6,483,497	(34,204,570)	12,052,914

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	—	—
Net increase (decrease) in net assets from capital share transactions	—	—	—	—
TOTAL INCREASE (DECREASE) IN NET ASSETS	(31,367,469)	6,483,497	(34,204,570)	12,052,914

NET ASSETS:
Beginning of period	188,780,858	179,563,006	191,617,959	173,993,589
End of period	$157,413,389	$186,046,503	$157,413,389	$186,046,503

COMMON STOCK ACTIVITY:
Shares redeemed	—	—	—	—
Net decrease in shares outstanding	—	—	—	—
Shares outstanding, beginning of period	7,178,770	7,302,146	7,178,770	7,302,146
Shares outstanding, end of period	7,178,770	7,302,146	7,178,770	7,302,146

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2019* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*	FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Net asset value at beginning of period	$26.69		$23.83		$20.04	$22.79	$24.49		$28.32
Income from investment operations:
Net investment income (loss), before deferred taxes	1.02	(1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)	(1.26)
Deferred tax benefit	0.07		0.07		—	—	—		—
Net investment gain (losses)	1.09		(1.22)		(0.62)	(0.52)	(0.06)		(1.26)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(7.64)		5.13		4.21	(2.76)	(1.78)		3.04
Deferred tax expense	1.79		(1.23)		—	—	—		—
Net realized and unrealized gains (losses) on investments	(5.85)		3.90		4.21	(2.76)	(1.78)		3.04
Total from investment operations	(4.76)		2.68		3.59	(3.28)	(1.84)		1.78

Distributions from:
Realized capital gains	—		(0.03)		—	—	—		(5.86)
Anti-dilutive effect from capital share transactions	—		0.21		0.20	0.53	0.14		0.25
Net asset value at end of period	$21.93		$26.69		$23.83	$20.04	$22.79		$24.49

Market value at end of period	$9.31		$11.20		$8.96	$7.67	$8.17		$18.65

Total return
Based on Net Asset Value	(17.84	)%(A)	12.39%		18.91%	(12.07)%	(6.94)%		12.54%
Based on Market Value	(16.88	)%(A)	25.43%		16.82%	(6.12)%	(56.19)%		4.76%
Net assets at end of period (millions)	$157.4		$191.6		$174.0	$148.9	$175.6		$209.7

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2019* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*		FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Ratio of total expenses to average net assets:
Before tax benefit	(7.55	)%(B)(2)	6.75	%(2)	4.13	%(2)	2.90	%(2)	1.36	%(2)	5.29	%(2)
Deferred tax expense (3)(4)	(14.85	)%(B)	4.43%		—		—		—		—
Total expenses	(22.40	)%(B)(2)	11.18	%(2)	4.13%		2.90%		1.36%		5.29%
Total expenses, excluding incentive fees and deferred tax expense	2.75	%(B)	2.77%		2.98%		2.90%		2.68%		3.12%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	8.11	%(B)(2)	(4.93	)%(2)	(3.07)%		(2.36)%		(0.24)%		(4.31)%
Deferred tax benefit (4)(5)	0.57	%(B)	0.28%		—		—		—		—
Net investment income (loss)	8.68	%(B)	(4.65)%		(3.07)%		(2.36)%		(0.24)%		(4.31)%
Portfolio turnover rate	10	%(A)	44%		22%		49%		22%		95%

*	Consolidated

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the period ended June 30, 2019, and the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, the ratio of the incentive fee to average net assets was (10.30)%, 3.98%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$51,180
(2.2%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	3,200,000	3,200,000	3,482,880
					3,534,060

HERA SYSTEMS, INC. (5.2%) Aerospace	Convertible Promissory Note Matures January 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures January 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	212,347
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	1,564,815
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	155,540
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	1,166,550
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,721,950
					8,202,158

INTRAOP MEDICAL CORP. (13.9%) Medical Devices	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	5,904,333
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
					21,865,462

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2020 Interest Rate 10% (1)(4)	3/11/2019	100,000	$100,000	$100,000

LYNCEAN TECHNOLOGIES, INC. (0.6%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	1,000,000

PHUNWARE, INC. (2.8%) Mobile Computing	Common Stock	3/14/2014	1,395,113	9,331,150	4,338,801

PIVOTAL SYSTEMS CORP. (26.3%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	50,734,900	16,843,795	41,354,780

QMAT, INC. (2.9%)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 04/28/16	16,000,240	9,680,305	1,737,146
Advanced Materials	Preferred Stock - Series B *(1)(2)(4)	09/28/16 - 11/07/16	2,000,000	2,000,000	1,327,800
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	12/14/18 - 2/28/19	7,502,600	7,502,600	1,271,165
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	3/13/2019	100,000	100,000	16,943
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	3/28/2019	400,000	400,000	67,772
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	5/1/2019	200,000	200,000	33,886
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	5/14/2019	100,000	100,000	16,943

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
QMAT, INC. (continued)	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	5/31/2019	200,000	$200,000	$33,886
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	6/14/2019	100,000	100,000	16,943
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	6/28/2019	220,000	220,000	37,275
	Preferred Stock Warrants - Series C *(1)(2)(4)	12/14/2018	4,932,208	0	9,371
	Preferred Stock Warrants - Series A *(1)(2)(4)	12/14/2012	2,000,000	0	19,800
					4,588,930

QUICKLOGIC CORP. (0.2%) Semiconductors	Common Stock *	12/27/16 - 11/09/17	600,000	852,983	348,000

REVASUM, INC. (27.0%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	53,834,340	18,537,905	42,444,816

ROKU, INC. (1.1%) Consumer Electronics	Common Stock *	08/06/15	20,000	180,000	1,811,600

SILICON GENESIS CORP. (2.6%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	1,500,278
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	37,129
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	100,908
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	6,822
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	129
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	328,574

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (continued)	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	$0	$24,000
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	14,400
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	1,841,815
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	167,421
					4,021,476

SVXR, INC. (3.1%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,886,548

TELEPATHY INVESTORS, INC. (0.0%)	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	0
Consumer Electronics	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	300,000	0
	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	0
					0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (0.5%) Advanced Materials	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	$662,235	$773,700

WRIGHTSPEED, INC. (9.8%) Automotive	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Common Stock *(1)(3)(4)	6/7/2019	69,102	7,460,851	11,132
	Common Stock Warrants *(1)(3)(4)	6/7/2019	181	—	—
	Preferred Stock - Series AA *(1)(3)(4)	6/7/2019	36,482,827	10,395,889	10,470,571
	Preferred Stock Warrants - Series AA *(1)(3)(4)	6/7/2019	609,742	—	52,560
					15,463,278

INVESTMENT COMPANY (0.5%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	774,065	774,065	774,065

TOTAL INVESTMENTS (Cost $167,034,573) — 98.8%					155,507,674

Other assets in excess of Liabilities— 1.2%					1,905,715

NET ASSETS — 100.0%					$157,413,389

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At June 30, 2019, we held $148,235,208 (or 94.2% of net assets) in restricted securities (see Note 2).

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements

JUNE 30, 2019 (UNAUDITED)

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” the “Fund,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/ or services within the information technology sector or the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares are listed on the NASDAQ Global Market under the symbol “SVVC.” Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. (“FCM” or the “Advisor”), serves as the investment adviser to the Company.

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

JUNE 30, 2019 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company’s financial statements included in this report:

BASIS OF PRESENTATION. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-K. ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the periods presented, have been included.

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On June 30, 2019, our financial statements include venture capital investments valued at approximately $64.4 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2019, we held $148,235,208 in restricted securities. At December 31, 2018, we held $205,157,528 in restricted securities.

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

JUNE 30, 2019 (UNAUDITED)

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

FOREIGN CURRENCY TRANSLATION. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operation resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social, or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

The average quarterly volume of the Company’s derivatives during the six months ended June 30, 2019 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	12,494,305	29

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

We plan to invest a substantial portion of our assets in privately-held companies, the securities of which are inherently illiquid. We also seek to invest in small publicly-traded companies that we believe have exceptional growth potential and to make opportunistic investments in publicly-traded companies, both large and small. In the case of investments in small publicly-traded companies, although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. We may also be subject to contractual restrictions or securities law limits on our ability to sell portfolio holdings because of, for example, our affiliation with a portfolio company or the relative size of our holding in a company. These privately held and publicly traded businesses tend to lack management depth, have limited or no history of operations and typically have not attained profitability. Because of the speculative nature of our investments and the lack of public markets for privately held investments, there is greater risk of loss than is the case with traditional investment securities.

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

JUNE 30, 2019 (UNAUDITED)

(3)

at each quarterly Board meeting, the Board considers the valuations recommended by the Adviser Valuation Committee and the independent valuation firms that were previously submitted to the Valuation Committee of the Board and ratifies the fair value determinations made by the Valuation Committee of the Board.

NOTE 4. INVESTMENT MANAGEMENT FEE

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with FCM pursuant to which the Company will pay FCM a fee for providing investment management services consisting of two components—a base management fee and an incentive fee.

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2018, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of June 30, 2019, there was an incentive fee adjustment for ($8,185,187). As of June 30, 2018, there was an incentive fee adjustment for $3,000,192.

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

JUNE 30, 2019 (UNAUDITED)

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

JUNE 30, 2019 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2019:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$773,700
Automotive	—	—	11,132
Consumer Electronics	1,811,600	—	—
Equipment Leasing	—	—	51,180
Intellectual Property	—	—	6,822
Mobile Computing	4,338,801	—	—
Semiconductors	348,000	—	—
Semiconductors Equipment	—	—	83,799,596
Total Common Stocks	6,498,401	—	84,642,430

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Advanced Materials	$—	$—	$3,064,946
Aerospace	—	—	1,777,162
Automotive	—	—	10,470,571
Equipment Leasing	—	—	3,482,880
Intellectual Property	—	—	3,976,125
Medical Devices	—	—	5,904,333
Semiconductor Equipment	—	—	5,886,548
Total Preferred Stocks	—	—	34,562,565
Asset Derivatives *
Equity Contracts	—	—	5,545,256
Total Asset Derivatives	—	—	5,545,256
Convertible Notes
Advanced Materials	—	—	1,594,813
Aerospace	—	—	1,000,000
Automotive	—	—	4,929,015
Medical Devices	—	—	15,961,129
Total Convertible Notes	—	—	23,484,957
Mutual Funds	774,065	—	—
Total	$7,272,466	$—	$148,235,208

* Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of June 30, 2019.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/18	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/2019
Common Stocks
Advanced Materials	$748,950	$—	$—	$—	$24,750	$—	$773,700
Automotive	—	7,460,850			(7,449,718)		11,132
Consumer Electronics	—	—	—	(15,000)	15,000	—	—
Equipment Leasing	36,470	—	—	—	14,710	—	51,180
Intellectual Property	4,517	—	—	—	2,305	—	6,822
Mobile Computing	19,121,150	—	(311,904)	(356,942)	(14,113,503)	(4,338,801)	—
Semiconductor Equipment	112,434,579	—	(2,996,580)	394,179	(26,032,582)	—	83,799,596
Preferred Stocks
Advanced Materials	6,206,549	—	—	—	(3,141,603)	—	3,064,946
Aerospace	1,439,342	1,500,000	—	—	(1,162,180)	—	1,777,162
Automotive	983,685	10,398,889	(7,460,853)	—	6,548,850	—	10,470,571
Consumer Electronics	927,994	—	—	(2,250,000)	1,322,006	—	—
Equipment Leasing	3,491,600	—	(800,000)	—	791,280	—	3,482,880
Intellectual Property	3,179,944	—	—	—	796,181	—	3,976,125
Medical Devices	13,565,328	—	—	—	(7,660,995)	—	5,904,333
Semiconductor Equipment	5,923,206	—	—	—	(36,658)	—	5,886,548
Asset Derivatives
Equity Contracts	12,481,143	—	—	—	(6,935,887)	—	5,545,256
Convertible Notes
Advanced Materials	7,002,600	1,920,000	—	—	(7,327,787)	—	1,594,813
Aerospace	1,000,000	—	—	—	—	—	1,000,000
Automotive	242,088	8,229,015	(12,100,000)	—	8,557,912	—	4,929,015
Consumer Electronics	407,254	45,000	—	(2,745,000)	2,292,746	—	—
Medical Devices	15,961,129	—	—	—	—	—	15,961,129
Total	$205,157,528	$29,553,754	$(23,669,337)	$(4,972,763)	$(53,495,173)	$(4,338,801)	$148,235,208

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2019 was $(51,331,971).

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2019:

	FAIR VALUE AT 6/30/19	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$5.4M	Market Comparable Companies Prior Transaction Analysis Probability Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	7.3x - 9.8x (8.6x) 5 years (5 years) 50.0% (50.0%) 1.76% - 1.88% (1.78%) 20.0% - 100.0% (31.5%) 0.0% - 22.7% (3.3%)
Direct venture capital investments: Aerospace	$8.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 1.76% (1.76%)
Direct venture capital investments: Automotive	$15.5M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 1.71% (1.71%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 70.0% (70.0%) 1.76% (1.76%)
Direct venture capital investments: Equipment Leasing	$3.5M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 50.0% (50.0%) 1.76% (1.76%)
Direct venture capital investments: Intellectual Property	$4.0M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	5 years (5 years) 55.0% (55.0%) 1.76% (1.76%) 0.0% - 24.3% (0.1%) -50.2% (-50.2%)
Direct venture capital investments: Medical Devices	$21.9M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.5x – 4.0x (3.7x) 4 years (4 years) 50.0% (50.0%) 1.74% (1.74%)
Direct venture capital investments: Semiconductor Equipment	$89.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years - 5 years (1 year) 40.0% -50.0% (47.1%) 1.76% (1.76%) 0.0% - 13.3% (9.7%)

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

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

The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. For the fiscal years which the Company operates as a RIC, we believe Company’s engaging in investment activities through FVI did not, in our view, jeopardize the Company’s ability to continue to qualify as a RIC under the Code at that time when the Company was eligible to be treated as a RIC.

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2019.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$56,899,185
Gross unrealized depreciation	(68,426,084)
Net unrealized appreciation	$(11,526,899)
Federal income tax cost, Investments	$167,034,573

The Company did not qualify as a regulated investment company pursuant to Subchapter M of the Internal Revenue Code, therefore it is taxed as a corporation. As a corporation, the Company is obligated to pay federal and state income tax on taxable income. The Company’s net deferred tax asset balance was reduced, and continued to be completely offset, by the deferred tax liability. The Company is currently using an estimated tax rate of 21% for Federal and 6.98% for state taxes.

The Company’s income tax provision consists of the following as of December 31, 2018

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

JUNE 30, 2019 (UNAUDITED)

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

Components of the Company’s deferred tax assets and liabilities as of December 31, 2018 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward (tax basis)	$505,388
Capital loss carryforward (tax basis)	1,397,685
Incentive fee adjustment (tax basis)	2,118,584
Total deferred tax assets	4,021,657

Deferred tax liabilities
Net unrealized gains on investment securities (tax basis)	(11,914,362)
Total net deferred tax liability	$(7,892,705)

To the extent the Company has a deferred tax asset or if a portion of the deferred tax liability is offset by a tax asset resulting from net operating losses, consideration is given to whether or not a valuation allowance is required against the deferred tax asset amount. A valuation allowance is required if, based on the evaluation criterion provided by Accounting Standard Codification (“ASC”) 740, Income Taxes (ASC 740), it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Among the factors considered in assessing the Company’s valuation allowance are: the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of the statutory carryforward periods, and the associated risks that operating and capital loss carryforwards may expire unused. Based on the Company’s assessment, it has determined that in the future it is more likely than not that the Company will generate the necessary appropriate character of income within the carryforward periods to realize its deferred tax assets.

From time to time, and as new information becomes available, the Company will modify its forecasts, estimates or assumptions regarding its deferred tax liability or asset.

Modifications of the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on net operating losses (if any), and changes in applicable tax law could result in increases or decreases in the Company’s NAV, which could be material. Such changes could have a material impact on the Company’s NAV and results of operations with respect to the Company’s shareholders in the period it is recorded, even though the shareholders at such time might not have held shares in the Company at the time the deferred tax asset or liability had been established.

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2018, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

The Company files income tax returns in the U.S. federal jurisdiction and California. The Company has reviewed all major jurisdictions and concluded that there is no significant impact on the Company’s net assets and no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions expected to be taken on its tax returns. Furthermore, management of the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state of income tax purposes of $1,806,014, which may be carried forward indefinitely:

As of December 31, 2018, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
Total	$4,994,658

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2019.

PURCHASES AND SALES
Purchases of investment securities	$19,459,740
Proceeds from sales and maturities of investment securities	$25,986,094

NOTE 9. SHARE BUYBACKS

SHARE BUYBACKS. On April 26, 2016, the Board of Directors of the Fund approved a discretionary share repurchase plan (the “Plan”). Pursuant to the Plan, the Fund was authorized to purchase in the open market up to $2 million worth of its common stock. The Plan allowed the Fund to acquire its own shares at certain thresholds below its NAV per share, in accordance with the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The intent of the Plan was to increase NAV per share and thereby enhance shareholder value. The Fund completed the repurchase plan in September 2016, having repurchased and retired a total of 272,008 shares of stock, at a total cost of approximately $2 million.

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

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

TENDER OFFER. On December 22, 2014, pursuant to our agreement with a shareholder, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the Company’s NAV per share determined as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,468 shares of common stock pursuant to the tender offer.

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2018, through June 30, 2019, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/19	SHARES HELD AT 6/30/19
EQX Capital, Inc. Common Stock*	$36,470	$—	$—	$—	$—	$14,710	$51,180	100,000
EQX, Inc. Preferred Stock - Series A*	3,491,600	—	—	(800,000)	—	791,280	3,482,880	3,200,000
Hera Systems, Inc. Series A Preferred*	207,977	—	—	—	—	4,370	212,347	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	25,139	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	25,139	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	1,231,365	1,500,000	—	—	—	(1,166,550)	1,564,815	7,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	—	1,380,956	6,214,922
Hera Systems, Inc. Series B Warrants*	2,721,950	—	—	—	—	—	2,721,950	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	1,166,550	1,166,550	5,250,000
IntraOp Medical Corp. Series C Preferred*	13,565,328	—	—	—	—	(7,660,995)	5,904,333	26,856,187
IntraOp Medical Corp. Term Note*	3,000,000	—	119,014	—	—	—	3,000,000	3,000,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/19	SHARES HELD AT 6/30/19
IntraOp Medical Corp. Term Note*	$2,000,000	$—	$79,342	$—	$—	$—	$2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	815,328	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock(1)	19,121,150	—	—	(311,904)	(356,942)	(14,113,503)	4,338,801	1,395,113
Pivotal Systems Common Stock*	53,825,978	—	—	(2,996,580)	394,179	(9,868,797)	41,354,780	50,734,900
QMAT, Preferred Stock Series A*	4,612,549	—	—	—	—	(2,875,403)	1,737,146	16,000,240
QMAT, Preferred Stock Series B*	1,594,000	—	—	—	—	(266,200)	1,327,800	2,000,000
QMAT, Series A Warrant*	112,000	—	—	—	—	(92,200)	19,800	2,000,000
QMAT, Preferred Stock Warrants - Series C*	81,381	—	—	—	—	(72,010)	9,371	4,932,208
QMAT, Convertible Note*	7,002,600	500,000	293,188	—	—	(6,231,435)	1,271,165	7,502,600
QMAT, Convertible Note	—	100,000	2,411	—	—	(83,057)	16,943	100,000
QMAT, Convertible Note	—	400,000	8,329	—	—	(332,228)	67,772	400,000
QMAT, Convertible Note	—	200,000	2,674	—	—	(166,114)	33,886	200,000
QMAT, Convertible Note	—	100,000	1,052	—	—	(83,057)	16,943	100,000
QMAT, Convertible Note	—	200,000	1,359	—	—	(166,114)	33,886	200,000
QMAT, Convertible Note	—	100,000	373	—	—	(83,057)	16,943	100,000
QMAT, Convertible Note	—	220,000	145	—	—	(182,725)	37,275	220,000
Revasum, Common Stock*	58,608,601	—	—	—	—	(16,163,785)	42,444,816	53,834,340
Silicon Genesis Corp., Common Stock *	4,517	—	—	—	—	2,305	6,822	921,892
Silicon Genesis Corp., Common Warrants*	84	—	—	—	—	45	129	37,982

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/19	SHARES HELD AT 6/30/19
Silicon Genesis Corp., Common Warrants*	$2,000	$—	$—	$—	$—	$22,000	$24,000	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	13,200	14,400	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	25,463	—	—	—	—	11,666	37,129	82,914
Silicon Genesis Corp., Series 1-D Preferred*	68,918	—	—	—	—	31,990	100,908	850,830
Silicon Genesis Corp., Series 1-E Preferred*	1,233,878	—	—	—	—	266,400	1,500,278	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	270,816	—	—	—	—	57,758	328,574	912,453
Silicon Genesis Corp., Series 1-G Preferred*	1,443,530	—	—	—	—	398,285	1,841,815	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	137,339	—	—	—	—	30,082	167,421	837,942
SVXR, Inc., Preferred Stock Series A	4,923,206	—	—	—	—	(36,658)	4,886,548	8,219,454
Telepathy Investors, Inc. Convertible Note*	195,700	—	(719,764)	—	—	(195,700)	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(44,831)	—	—	(29,355)	—	300,000
Telepathy Investors, Inc. Convertible Note*	14,678	—	(36,696)	—	—	(14,678)	—	150,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	(95,888)	—	—	(48,925)	—	500,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(86,306)	—	—	(29,355)	—	300,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/19	SHARES HELD AT 6/30/19
Telepathy Investors, Inc. Convertible Note*	$48,925	$—	$(131,685)	$—	$—	$(48,925)	$—	500,000
Telepathy Investors, Inc. Convertible Note*	19,570	—	(4,912)	—	—	(19,570)	—	200,000
Telepathy Investors, Inc. Series A Preferred*	927,994	—	—	—	—	(927,994)	—	15,238,000
UCT Coatings, Inc.Common Stock	748,950	—	—	—	—	24,750	773,700	1,500,000
Vufine, Inc., Convertible Note*	11,526	—	(266,301)	—	(1,500,000)	1,488,474	—	—
Vufine, Inc., Convertible Note*	1,921	—	(36,329)	—	(250,000)	248,079	—	—
Vufine, Inc. Convertible Note*	2,305	—	(19,332)	—	(300,000)	297,695	—	—
Vufine, Inc. Convertible Note*	768	—	(3,616)	—	(100,000)	99,232	—	—
Vufine, Inc. Convertible Note*	1,537	—	(4,077)	—	(200,000)	198,463	—	—
Vufine, Inc., Convertible Note*	2,689	—	(38,548)	—	(350,000)	347,311	—	—
Vufine, Inc., Convertible Note	—	45,000	—	—	(45,000)	—	—	—
Vufine, Inc., Common Stock*	—	—	—	—	(15,000)	15,000	—	—
Vufine, Inc., Series A, Preferred Stock*	—	—	—	—	(2,250,000)	2,250,000	—	—
Wrightspeed, Inc. , Common Stock*	—	7,460,850	—	—	—	(7,449,718)	11,132	69,102
Wrightspeed, Inc. , Common Stock Warrants*	—	—	—	—	—	—	—	181
Wrightspeed, Inc. , Convertible Note	—	4,929,015	39,432	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc. , Preferred Stock- Series AA*	—	10,395,889	—	—	—	74,682	10,470,571	36,482,827
Wrightspeed, Inc. , Preferred Stock Warrants- Series AA*	—	—	—	—	—	52,560	52,560	609,742

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/19	SHARES HELD AT 6/30/19
Wrightspeed, Inc., Series C Preferred Stock	$494,803	$—	$—	$(1,922,975)	$—	$1,428,172	$—	—
Wrightspeed, Inc., Series D Preferred Stock	310,806	—	—	(3,375,887)	—	3,065,081	—	—
Wrightspeed, Inc., Series E Preferred Stock	136,732	—	—	(1,658,996)	—	1,522,264	—	—
Wrightspeed, Inc., Series F Preferred Stock	41,344	3,000	—	(502,995)	—	458,651	—	—
Wrightspeed, Inc. Series F Warrants	29	—	—	—	—	(29)	—	—
Wrightspeed, Inc. Convertible Note	101,787	—	193,633	(3,700,000)	—	3,598,213	—	—
Wrightspeed, Inc. Convertible Note	55,020	—	104,667	(2,000,000)	—	1,944,980	—	—
Wrightspeed, Inc. Convertible Note	82,530	—	157,000	(3,000,000)	—	2,917,470	—	—
Wrightspeed, Inc. Convertible Note	2,751	—	5,233	(100,000)	—	97,249	—	—
Wrightspeed, Inc. Convertible Note	—	250,000	12,250	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	500,000	18,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	500,000	17,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	300,000	9,500	(300,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	100,000	2,633	(100,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	600,000	12,600	(600,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	150,000	2,650	(150,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	250,000	3,083	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	650,000	9,452	(650,000)	—	—	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	90,980	—	—	—	—	(90,980)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/19	SHARES HELD AT 6/30/19
Wrightspeed, Inc. Preferred Stock Warrants - Series F	$224	$—	$—	$—	$—	$(224)	$—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	22	—	—	—	—	(22)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	11	—	—	—	—	(11)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	3,366,260	—	—	—	—	(3,366,260)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	1,819,600	—	—	—	—	(1,819,600)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	2,729,400	—	—	—	—	(2,729,400)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	8,288	—	—	—	—	(8,288)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	4,480	—	—	—	—	(4,480)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	6,720	—	—	—	—	(6,720)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	18	—	—	—	—	(18)	—	—

Total Affiliates and Controlled Investments	$204,157,528		$474,007		$(4,615,821)	$(39,381,670)	$147,135,208
Total Affiliates	34,045,111		$588,799		—	(328,336)	21,123,526
Total Controlled Investments	$170,112,417		$(114,792)		$(4,615,821)	$(39,053,334)	$126,011,682

*	Controlled Investments.

(1)	Phunware is no longer an affiliate as of June 30, 2019. The amounts are not included in the totals.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

JUNE 30, 2019 (UNAUDITED)

As of June 30, 2019, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; Vufine, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

New Rule Issuances—In August 2018, the Securities and Exchange Commission issued Final Rule Release No. 33 10532, Disclosure Update and Simplification, which in part amends certain financial statement disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, GAAP, or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments to Rule 6-04.17 of Regulation S-X (balance sheet) were amended to require presentation of the total, rather than the components of net assets, of distributable earnings on the balance sheet. Consistent with GAAP, funds will be required to disclose to distributable earnings. The amendments to Rule 6-09 of Regulation S-X (statement of changes in net assets) omit the requirement to separately state the sources of distributions paid as well as omit the requirement to parenthetically state the book basis amount of undistributed net investment income. Instead, consistent with GAAP, funds will be required to disclose the total amount of distributions paid, except that any tax return of capital must be separately disclosed. The requirements of the Final Rule Release are effective November 5, 2018 and the Fund’s statement of Assets and Liabilities and the Statement of Changes in Net Assets for the current and prior reporting period have been modified accordingly.

New Accounting Pronouncements—In August 2018, the FASB issued Accounting Standards Update No. 2018-13 “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the timing of transfers between levels of the fair value hierarchy, and the valuation process for Level 3 fair value measurements. ASU 2018-13 does not eliminate the requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, and the changes in unrealized gains and losses for recurring Level 3 fair value measurements. ASU 2018-13 requires that information is provided about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management has evaluated the impact of this change in guidance, and due to the permissibility of early adoption, modified the Funds’ fair value disclosures for the current reporting period

NOTE 12. SUBSEQUENT EVENTS

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $155.5 million as of June 30, 2019, as compared to approximately $209.9 million as of December 31, 2018.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2019, and December 31, 2018.

	June 30, 2019	December 31, 2018
Semiconductor Equipment	57.0%	61.8%
Medical Devices	13.9%	15.4%
Automotive	9.8%	4.8%
Aerospace	5.2%	3.5%
Advanced Materials	3.5%	7.4%
Mobile Computing	2.8%	10.0%
Intellectual Property	2.6%	1.7%
Equipment Leasing	2.2%	1.8%
Consumer Electronics	1.1%	2.5%
Semiconductor	0.2%	0.4%
Exchange-Traded/Money Market Funds	0.5%	0.2%
(Liabilities)/Other Assets	1.2%	(9.5%)
Net Assets	100.0%	100.0%

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

EQX CAPITAL, INC.

IntraOp

HERA SYSTEMS

kyma technologies

lyncean

SVXR SILICON VALLEY X-RAY

QMAT, Inc.

UCT Coatings

SIGEN SILICON GENESIS

WRIGHTSPEED

Telepathy

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2019, to the three months ended June 30, 2018.

INVESTMENT INCOME

For the three months ended June 30, 2019, we had investment income of ($314,535) primarily attributable to a write-off/reduction of our interest accrued on convertible/term note investments with Vufine and Telepathy Investors.

For the three months ended June 30, 2018, we had investment income of $781,395 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Telepathy Investors, Wrightspeed and IntraOp Medical Corp.

The lower level of investment income in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due to the adjustments of our interest accrued on convertible/term note investments with Vufine and Telepathy Investors.

OPERATING EXPENSES

Net operating expenses totaled approximately ($6,999,747) during the three months ended June 30, 2019, and $4,266,467 during the three months ended June 30, 2018.

Significant components of net operating expenses for the three months ended June 30, 2019, were management fee expense of $908,003, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of ($8,185,187), and professional fees (audit, legal, and consulting) of $99,606. Significant components of operating expenses for the three months ended June 30, 2018, were management fee expense of $956,712, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $3,000,192, and professional fees (audit, legal, and consulting) of $105,173.

The lower level of net operating expenses for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily attributable to the reversal of the incentive fee accrual in the three months ended June 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $6,685,212 for the three months ended June 30, 2019, and ($3,485,072) for the three months ended June 30, 2018.

The greater net investment income in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily attributable to the reversal of the incentive fee accrual in the three months ended June 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three month periods ended June 30, 2019, and June 30, 2018, is shown below.

Three Months Ended June 30, 2019
Realized losses	$(4,877,370)
Net change in unrealized appreciation on investments	(44,690,211)
Deferred tax benefit	11,095,207
Net realized and unrealized losses on investments, net of deferred taxes	$(38,472,374)

As of June 30, 2019
Gross unrealized appreciation on portfolio investments	$56,899,185
Gross unrealized depreciation on portfolio investments	(68,426,084)
Net unrealized depreciation on portfolio investments	$(11,526,899)

Three Months Ended June 30, 2018
Realized gains	$5,654,145
Net change in unrealized appreciation on investments	9,398,021
Deferred tax	(6,943,218)
Net realized and unrealized gains on investments, net of deferred taxes	$8,108,948

As of June 30, 2018
Gross unrealized appreciation on portfolio investments	$82,860,547
Gross unrealized depreciation on portfolio investments	(60,465,305)
Net unrealized appreciation on portfolio investments	$22,395,242

During the three months ended June 30, 2019, we recognized net realized losses of $4,877,370. Realized losses were higher than those in the year-ago period due to the sale of our Vufine shares.

During the three months ended June 30, 2019, net unrealized appreciation on total investments decreased by $44,690,211. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily composed of a decrease in the valuations of our Pivotal Systems, Phunware, QMAT, IntraOp and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($31,367,469), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2019, was ($4.36).

For the three months ended June 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $6,483,497, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2018, was $0.89.

The greater decrease in net assets resulting from operations for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, is due primarily to a decrease in the valuation of certain of our investments, primarily Pivotal Systems, Phunware, QMAT, IntraOp and Revasum.

The following information is a comparison for the six months ended June 30, 2019, and the six months ended June 30, 2018.

INVESTMENT INCOME

For the six months ended June 30, 2019, we had investment income of $500,357 primarily attributable to interest accrued on convertible/term note investments with Wrightspeed and IntraOp Medical Corp.

For the six months ended June 30, 2018, we had investment income of $1,378,910 primarily attributable to interest accrued on convertible/term note investments with Vufine, QMAT, Telepathy Investors, Wrightspeed and IntraOp Medical Corp.

The lower level of investment income in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due to adjustments of our interest accrued on convertible/term note investments with Vufine and Telepathy Investors.

OPERATING EXPENSES

Net operating expenses totaled approximately ($6,789,399) during the six months ended June 30, 2019, and $7,610,885 during the six months ended June 30, 2018.

Significant components of net operating expenses for the six months ended June 30, 2019, were management fee expense of $1,941,261, professional fees (audit, legal, and consulting) of $182,426 and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of ($9,261,847). Significant components of operating expenses for the six months ended June 30, 2018, were management fee expense of $1,847,661, professional fees (audit, legal, and consulting) of $193,641 and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $5,174,792.

The lower level of net operating expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily attributable to the reversal of the incentive fee accrual in the six months ended June 30, 2019, which is an accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $7,289,756 for the six months ended June 30, 2019, and ($6,231,975) for the six months ended June 30, 2018.

The greater net investment income in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily attributable to the reversal of the incentive fee accrual in the six months ended June 30, 2019, which is an accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six month periods ended June 30, 2019, and June 30, 2018, is shown below.

Six Months Ended June 30, 2019
Realized losses	$(746,048)
Net change in unrealized appreciation on investments	(54,103,131)
Deferred tax benefit	12,836,654
Net realized and unrealized losses on investments	$(42,012,525)

As of June 30, 2019
Gross unrealized appreciation on portfolio investments	$56,899,185
Gross unrealized depreciation on portfolio investments	(68,426,084)
Net unrealized depreciation on portfolio investments	$(11,526,899)

Six Months Ended June 30, 2018
Realized gains	$872,910
Net change in unrealized depreciation on investments	22,495,576
Deferred tax	(6,943,218)
Net realized and unrealized gains on investments	$16,425,268

As of June 30, 2018
Gross unrealized appreciation on portfolio investments	$82,860,547
Gross unrealized depreciation on portfolio investments	(60,465,305)
Net unrealized appreciation on portfolio investments	$22,395,242

During the six months ended June 30, 2019, we recognized net realized losses of $746,048 from the sale of investments. Realized losses were higher than those in the year-ago period due to the sale of our Vufine shares.

During the six months ended June 30, 2019, net unrealized appreciation on total investments decreased by $54,103,131. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of Pivotal Systems, Phunware, QMAT, IntraOp and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($34,204,570) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2019 was ($4.76).

For the six months ended June 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $12,052,914 and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2018 was $1.65.

The greater decrease in net assets resulting from operations for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, is due primarily to a decrease in the valuation of certain of our investments, primarily Pivotal Systems, Phunware, QMAT, IntraOp and Revasum.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2019, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased/sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $2.6 million and sold public securities with an aggregate value of approximately $2.1 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2019, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are

PART II. OTHER INFORMATION

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
Dated: August 9, 2019
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

[THIS PAGE INTENTIONALLY LEFT BLANK]