Form 10-Q
period 2019-09-30
Firsthand Technology Value Fund, Inc.
filed 2019-11-08
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2019 or

☐	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

(Exact Name of Registrant as Specified in Charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	27-3008946 (I.R.S. Employer Identification No)

150 Almaden Boulevard, Suite 1250 San Jose, California (Address of Principal Executive Offices)	95113 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 886-7096

Securities registered pursuant to Scction 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SVVC	The NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to sunmit such files).     ☑Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☑ Accelerated Filer

☐ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging growth company
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2019 (Unaudited) and December 31, 2018	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2019, and September 30, 2018, and for the Nine Months Ended September 30, 2019, and September 30, 2018	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2019, and September 30, 2018, and for the Nine Months Ended September 30, 2019, and September 30, 2018	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2019, and September 30, 2018, and for the Nine Months Ended September 30, 2019, and September 30, 2018	6
Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2019 (Unaudited) (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), for the Year Ended December 31, 2015, and for the Year Ended December 31, 2014	7
Consolidated Schedule of Investments as of September 30, 2019 (Unaudited) and for the Year Ended December 31, 2018	9
Consolidated Notes To Financial Statements (Unaudited)	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	51
PART II. OTHER INFORMATION	52
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	53
SIGNATURES	54

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2019 (UNAUDITED)		AS OF DECEMBER 31, 2018
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$18,860,427	*	$3,961,467	*
Affiliated investments at acquisition cost	4,744,427		31,002,275
Controlled investments at acquisition cost	144,577,070		132,313,596
Total acquisition cost	$168,181,924		$167,277,338
Unaffiliated investments at market value	$14,559,660	*	$5,696,042	*
Affiliated investments at market value	5,597,418		34,045,111
Controlled investments at market value	128,524,051		170,112,417
Total market value ** (Note 6)	148,681,129		209,853,570
Cash	18,904		—
Receivable for securities sold	—		1,005
Receivable from dividends and interest	1,767,698		2,308,366
Deferred tax benefit	6,565,417		—
Other assets	11,183		18,713
Total Assets	157,044,331		212,181,654
LIABILITIES
Payable for securities purchased	—		365,783
Incentive fees payable (Note 4)	—		9,261,847
Payable to affiliates (Note 4)	5,023,005		2,334,727
Deferred tax liability	—		8,432,559
Consulting fee payable	36,000		19,500
Accrued expenses and other payables	115,122		149,279
Total Liabilities	5,174,127		20,563,695
NET ASSETS	$151,870,204		$191,617,959

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,179
Paid-in-capital	178,770,434		178,770,434
Total distributable earnings (loss)	(26,907,409)		12,840,346
NET ASSETS	$151,870,204		$191,617,959

Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	7,178,770		7,178,770
Net asset value per share (Note 2)	$21.16		$26.69

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/19 and 12/31/18 were 1.82% and 2.24%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018
INVESTMENT INCOME
Unaffiliated interest	$7,579	$793	$33,929	$4,901
Affiliated/Controlled interest	392,826	974,557	866,833	2,328,359
Affiliated/Controlled loan origination income	—	—	—	21,000
TOTAL INVESTMENT INCOME	400,405	975,350	900,762	2,354,260
EXPENSES
Investment advisory fees (Note 4)	774,945	1,124,398	2,716,206	2,972,059
Administration fees	36,840	58,652	108,375	168,831
Custody fees	4,215	8,171	11,664	27,482
Transfer agent fees	8,947	7,058	26,275	23,817
Registration and filing fees	7,738	7,713	22,962	22,887
Professional fees	92,758	94,916	275,184	288,557
Printing fees	9,354	16,008	43,733	46,420
Trustees fees	50,000	50,000	150,000	150,000
Compliance Fees	29,939	30,634	88,841	88,223
Miscellaneous fees	2,889	22,653	46,833	68,020
TOTAL GROSS EXPENSES	1,017,625	1,420,203	3,490,073	3,856,296
Incentive fee adjustments (Note 4)	—	9,633,974	(9,261,847)	14,808,766
TOTAL NET EXPENSES	1,017,625	11,054,177	(5,771,774)	18,665,062
NET INVESTMENT INCOME (LOSS), BEFORE TAXES	(617,220)	(10,078,827)	6,672,536	(16,310,802)
Deferred tax benefit	172,698	(1,411,413)	690,897	448,208
Net investment income (loss), net of deferred taxes	(444,522)	(11,490,240)	7,363,433	(15,862,594)
Net Realized and Unrealized Loss on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	2,117,628	(11,335,187)	(2,498,193)	(11,373,458)
Non-affiliated and other assets	(712,819)	(772,541)	3,058,364	138,640
Written options	—	—	98,590	—
Deferred tax benefit/expenses	(336,521)	2,942,451	(221,778)	2,681,974
Net realized gains (losses), net of deferred taxes	1,068,288	(9,165,277)	436,983	(8,552,844)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(435,035)	9,064,505	(6,035,342)	9,967,736
Affiliated/controlled investments and foreign currency	(9,932,151)	44,955,098	(51,499,088)	70,897,750
Affiliated/controlled warrants investments (1)	2,393,291	6,439,956	(4,542,596)	2,089,649
Deferred tax benefit/expenses	1,806,944	(13,096,357)	14,528,855	(19,779,098)
Net change in unrealized appreciation (depreciation), net of deferred taxes	(6,166,951)	47,363,202	(47,548,171)	63,176,037
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(5,098,663)	38,197,925	(47,111,188)	54,623,193
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(5,543,185)	$26,707,685	$(39,747,755)	$38,760,599
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.78)	$3.67	$(5.54)	$5.32

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(5,543,185)	$26,707,685	$(39,747,755)	$38,760,599
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(1,651,410)	(19,231,350)	(21,111,150)	(48,038,121)
Proceeds from disposition of investments	15,757,730	24,584,064	41,743,824	66,288,520
Net purchases / sales from short-term investments	(13,848,862)	(4,310,960)	(20,878,499)	(14,734,750)
Increase (decrease) in dividends, interest, and reclaims receivable	(293,381)	(832,454)	540,668	(1,832,546)
Increase (decrease) in receivable in investment sold	311,904	391,165	1,005	(211,168)
Increase (decrease) in payable for investment purchased	(365,783)	—	(365,783)	—
Increase (decrease) in payable to affiliates	688,116	140,940	2,688,278	272,963
Increase (decrease) in incentive fees payable	—	9,633,974	(9,261,847)	14,808,766
Increase (decrease) in other assets	12,883	15,408	7,530	15,121
Decrease (increase) in accrued expenses and other payables	5,201	(23,624)	(17,657)	(60,004)
Increase (decrease) in deferred tax benefit/liability	(1,643,123)	11,565,319	(14,997,976)	16,648,916
Net realized gain (loss) from investments	(1,404,809)	12,107,728	(560,171)	11,234,818
Net realized gain from written options	—	—	(98,590)	—
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	7,973,896	(60,459,559)	62,077,027	(82,955,135)
Net cash (used in) operating activities	(823)	288,336	18,904	197,979

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(288,330)	—	(288,330)
Distributions paid from net realized gains	—	—	—	—
Net cash (used in) financing activities	—	(288,330)	—	(288,330)

Net increase (decrease) in cash	(823)	6	18,904	(90,351)
Cash - beginning of period	19,727	19,720	—	110,077
Cash - end of period	$18,904	$19,726	$18,904	$19,726

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$(444,522)	$(11,490,240)	$7,363,433	$(15,862,594)
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	1,068,288	(9,165,277)	436,983	(8,552,844)
Net change in unrealized appreciation (depreciation) on investments, and warrants transactions, net of deferred taxes	(6,166,951)	47,363,202	(47,548,171)	63,176,037
Net increase (decrease) in net assets from operations	(5,543,185)	26,707,685	(39,747,755)	38,760,599

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	(420,458)	—	(420,458)
Net increase (decrease) in net assets from capital share transactions	—	(420,458)	—	(420,458)
TOTAL INCREASE (DECREASE) IN NET ASSETS	(5,543,185)	26,287,227	(39,747,755)	38,340,141

NET ASSETS:
Beginning of period	157,413,389	186,046,503	191,617,959	173,993,589
End of period	$151,870,204	$212,333,730	$151,870,204	$212,333,730

COMMON STOCK ACTIVITY:
Shares redeemed	—	(26,110)	—	(26,110)
Net decrease in shares outstanding	—	(26,110)	—	(26,110)
Shares outstanding, beginning of period	7,178,770	7,302,146	7,178,770	7,302,146
Shares outstanding, end of period	7,178,770	7,276,036	7,178,770	7,276,036

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*	FOR THE YEAR ENDED DECEMBER 31, 2016*	FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Net asset value at beginning of period	$26.69		$23.83		$20.04	$22.79	$24.49		$28.32
Income from investment operations:
Net investment income (loss), before deferred taxes	0.93	(1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)	(1.26)
Deferred tax benefit	0.10		0.07		—	—	—		—
Net investment gain (losses)	1.03		(1.22)		(0.62)	(0.52)	(0.06)		(1.26)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(8.55)		5.13		4.21	(2.76)	(1.78)		3.04
Deferred tax expense	1.99		(1.23)		—	—	—		—
Net realized and unrealized gains (losses) on investments	(6.56)		3.90		4.21	(2.76)	(1.78)		3.04
Total from investment operations	(5.53)		2.68		3.59	(3.28)	(1.84)		1.78

Distributions from:
Realized capital gains	—		(0.03)		—	—	—		(5.86)
Anti-dilutive effect from capital share transactions	—		0.21		0.20	0.53	0.14		0.25
Net asset value at end of period	$21.16		$26.69		$23.83	$20.04	$22.79		$24.49

Market value at end of period	$7.65		$11.20		$8.96	$7.67	$8.17		$18.65

Total return
Based on Net Asset Value	(20.72	)%(A)	12.39%		18.91%	(12.07)%	(6.94)%		12.54%
Based on Market Value	(31.70	)%(A)	25.43%		16.82%	(6.12)%	(56.19)%		4.76%
Net assets at end of period (millions)	$151.9		$191.6		$174.0	$148.9	$175.6		$209.7

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019* (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2018*		FOR THE YEAR ENDED DECEMBER 31, 2017*		FOR THE YEAR ENDED DECEMBER 31, 2016*		FOR THE YEAR ENDED DECEMBER 31, 2015*		FOR THE YEAR ENDED DECEMBER 31, 2014
Ratio of total expenses to average net assets:
Before tax benefit	(4.57	)%(B)(2)	6.75	%(2)	4.13	%(2)	2.90	%(2)	1.36	%(2)	5.29	%(2)
Deferred tax expense (3)(4)	11.87	%(B)	4.43%		—		—		—		—
Total expenses	(7.30	)%(B)(2)	11.18	%(2)	4.13%		2.90%		1.36%		5.29%
Total expenses, excluding incentive fees and deferred tax expense	2.76	%(B)	2.77%		2.98%		2.90%		2.68%		3.12%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	5.28	%(B)(2)	(4.93	)%(2)	(3.07)%		(2.36)%		(0.24)%		(4.31)%
Deferred tax benefit (4)(5)	0.55	%(B)	0.28%		—		—		—		—
Net investment income (loss)	5.83	%(B)	(4.65)%		(3.07)%		(2.36)%		(0.24)%		(4.31)%
Portfolio turnover rate	15	%(A)	44%		22%		49%		22%		95%

*	Consolidated

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the period ended September 30, 2019, the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, the ratio of the incentive fee to average net assets was (7.33)%, 3.98%, 1.15%, (1.32)%, 2.17% and 3.85%, respectively.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$23,490
(1.5%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	3,200,000	3,200,000	2,221,440
					2,244,930

HERA SYSTEMS, INC. (7.8%) Aerospace	Convertible Promissory Note Matures January 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures January 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	431,615
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	2,270,847
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019	1,000,000	1,000,000	322,600
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	2,004,623
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	225,785
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	3,951,237
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	1,693,387
					11,900,094

INTRAOP MEDICAL CORP. (13.3%)	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	2,928,398
Medical Devices	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	$2,000,000	$2,000,000
					20,189,527

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2020 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.6%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	978,038
Semiconductor Equipment

PHUNWARE, INC. (0.7%)	Common Stock*	3/14/2014	692,913	4,634,517	997,795
Mobile Computing

PIVOTAL SYSTEMS CORP.	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	45,090,506	12,294,557	40,379,306
(26.6%)
Semiconductor Equipment

QMAT, INC. (0.0%) Advanced Materials	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	3/28/2019	400,000	400,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	5/1/2019	200,000	200,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	3/13/2019	100,000	100,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	5/31/2019	200,000	200,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	8/30/2019	150,000	150,000	—
	Preferred Stock Warrants - Series A *(1)(2)(4)	12/14/2012	2,000,000	0	—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
QMAT, INC. (continued)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 04/28/16	16,000,240	$9,680,305	$—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	12/14/18 - 2/28/19	7,502,600	7,502,600	—
	Preferred Stock Warrants - Series C *(1)(2)(4)	12/14/2018	4,932,208	0	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	5/14/2019	100,000	100,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	8/14/2019	400,000	400,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	7/30/2019	200,000	200,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	6/14/2019	100,000	100,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	9/26/2019	200,000	200,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	7/11/2019	100,000	100,000	—
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	6/28/2019	220,000	220,000	—
	Preferred Stock - Series B *(1)(2)(4)	09/28/16 - 11/07/16	2,000,000	2,000,000	—
					—

QUICKLOGIC CORP. (0.1%)	Common Stock *	12/27/16 - 11/09/17	600,000	852,983	210,900
Semiconductors

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (23.7%)	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	46,834,340	$13,512,264	$36,023,127
Semiconductor Equipment

SILICON GENESIS CORP. (1.0%)	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	666,066
Intellectual Property	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	72,817
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	737
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	12
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	145,354
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	—	2,000
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	—	1,200
	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	658,296
	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	5,373
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	14,210
					1,566,065

SVXR, INC. (3.2%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,879,068
Semiconductor Equipment

TELEPATHY INVESTORS, INC.	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	0
(0.0%) Consumer Electronics	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (continued)	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	$300,000	$0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	0
	Convertible Note Matures December 2019 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	0
					0

UCT COATINGS, INC.	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	718,350
(0.5%)
Advanced Materials

WRIGHTSPEED, INC.	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	11,112
(10.7%) Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	—	—
	Convertible Note Matures December 2019 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 9/25/2019	39,096,067	11,145,889	11,220,572
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,742	—	60,303
					16,221,002

INVESTMENT COMPANY (8.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	12,272,927	12,272,927	12,272,927

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2019 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TOTAL INVESTMENTS (Cost $168,181,924) — 97.8%					$148,681,129

Other assets in excess of Liabilities— 2.2%					3,189,075

NET ASSETS — 100.0%					$151,870,204

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At September 30, 2019, we held $135,199,507 (or 89.0% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security.
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL,	Common Stock *(1)(2)(4)	6/10/16	100,000	$20,000	$36,470
INC (1.8%)Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16	4,000,000	4,000,000	3,491,600
					3,528,070
HERA SYSTEMS, INC. (3.5%) Aerospace	Convertible Promissory Note Matures January 2019 Interest Rate 10% (1)(2)(4)	5/31/18	500,000	500,000	500,000
	Convertible Promissory Note Matures January 2019 Interest Rate 10% (1)(2)(4)	1/19/18	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/15	3,642,324	2,000,000	207,977
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 9/4/18	5,539,203	5,087,102	1,231,365
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/17	6,214,922	0	1,380,956
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/17	700,000	0	155,540
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,721,950
					6,697,788
INTRAOP MEDICAL CORP. (15.4%)	Convertible Note Matures June 2020 Interest Rate 8% (1)(2)(4)	12/31/18	10,961,129	10,961,129	10,961,129
Medical Devices	Preferred Stock - Series C *(1)(2)(4)	7/12/13	26,856,187	26,299,938	13,565,328
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/17	2,000,000	2,000,000	2,000,000
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/14	3,000,000	3,000,000	3,000,000
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

SEPTEMBER 30, 2019 (UNAUDITED)

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On September 30, 2019, our financial statements include venture capital investments valued at approximately $58.8 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2019, we held $135,199,507 in restricted securities. At December 31, 2018, we held $205,157,528 in restricted securities.

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

The average quarterly volume of the Company’s derivatives during the nine months ended September 30, 2019 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	10,648,919	20

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2018, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. As of September 30, 2019, there was no incentive fee adjustment. As of September 30, 2018, there was an incentive fee adjustment for $9,633,974.

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2019:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$718,350
Automotive	—	—	11,112
Equipment Leasing	—	—	23,490
Intellectual Property	—	—	737
Mobile Computing	997,795	—	—
Semiconductors	210,900	—	—
Semiconductors Equipment	—	—	76,402,433
Total Common Stocks	1,208,695	—	77,156,122

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$3,025,062
Automotive	—	—	11,220,572
Equipment Leasing	—	—	2,221,440
Intellectual Property	—	—	1,562,116
Medical Devices	—	—	2,928,398
Semiconductor Equipment	—	—	5,857,106
Total Preferred Stocks	—	—	26,814,694
Asset Derivatives *
Equity Contracts	—	—	7,938,547
Total Asset Derivatives	—	—	7,938,547
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	1,000,000
Automotive	—	—	4,929,015
Medical Devices	—	—	17,261,129
Total Convertible Notes	—	—	23,290,144
Mutual Funds	12,272,927	—	—
Total	$13,481,622	$—	$135,199,507

* Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of September 30, 2019.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/18	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/2019
Common Stocks
Advanced Materials	$748,950	$—	$—	$—	$(30,600)	$—	$718,350
Automotive	—	7,460,851	—	—	(7,449,739)	—	11,112
Consumer Electronics	—	—	—	(15,000)	15,000	—	—
Equipment Leasing	36,470	—	—	—	(12,980)	—	23,490
Intellectual Property	4,517	—	—	—	(3,780)	—	737
Mobile Computing	19,121,150	—	(1,370,461)	(3,995,017)	(12,757,877)	(997,795)	—
Semiconductor Equipment	112,434,579	—	(14,689,087)	2,511,807	(23,854,866)	—	76,402,433
Preferred Stocks
Advanced Materials	6,206,549	—	—	—	(6,206,549)	—	—
Aerospace	1,439,342	2,500,000	—	—	(914,280)	—	3,025,062
Automotive	983,685	11,148,889	(7,460,852)	—	6,548,850	—	11,220,572
Consumer Electronics	927,994	—	—	(2,250,000)	1,322,006	—	—
Equipment Leasing	3,491,600	—	(800,000)	—	(470,160)	—	2,221,440
Intellectual Property	3,179,944	—	—	—	(1,617,828)	—	1,562,116
Medical Devices	13,565,328	—	—	—	(10,636,930)	—	2,928,398
Semiconductor Equipment	5,923,206	—	—	—	(66,100)	—	5,857,106
Asset Derivatives
Equity Contracts	12,481,143	—	—	—	(4,542,596)	—	7,938,547
Convertible Notes
Advanced Materials	7,002,600	2,970,000	—	—	(9,872,600)	—	100,000
Aerospace	1,000,000	—	—	—	—	—	1,000,000
Automotive	242,088	8,229,015	(12,100,000)	—	8,557,912	—	4,929,015
Consumer Electronics	407,254	45,000	—	(2,745,000)	2,292,746	—	—
Medical Devices	15,961,129	1,300,000	—	—	—	—	17,261,129
Total	$205,157,528	$33,653,755	$(36,420,400)	$(6,493,210)	$(59,700,371)	$(997,795)	$135,199,507

(1) The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of September 30, 2019 was ($58,892,793).

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2019:

	FAIR VALUE AT 9/30/19	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.8M	Market Comparable Companies Option Pricing Model	Revenue Multiple EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Weighted Average Cost of Capital	0.9x - 1.3x (1.1x) 7.7x - 9.5x (8.6x) 5 years (5 years) 50.0% (50.0%) 1.88% (1.88%) 22.7% (22.7%) 23.1% (23.1%)
Direct venture capital investments: Aerospace	$11.9M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 1.55% (1.55%)
Direct venture capital investments: Automotive	$16.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 50.0% (50.0%) 1.56% (1.56%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 70.0% (70.0%) 1.55% (1.55%)
Direct venture capital investments: Equipment Leasing	$2.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	4.8x - 7.6x (5.5x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 1.55% (1.55%)
Direct venture capital investments: Intellectual Property	$1.6M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 1.55% (1.55%) 0.0% - 24.3% (0.1%) -63.2% (-63.2%)
Direct venture capital investments: Medical Devices	$20.2M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.1x - 4.0x (3.5x) 4 years (4 years) 50.0% (50.0%) 1.56% (1.56%)
Direct venture capital investments: Semiconductor Equipment	$82.3M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years - 5 years (0.8 years) 40.0% -50.0% (47.0%) 1.55% (1.55%) 0.0% - 12.1% (9.2%)

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2019.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$59,465,312
Gross unrealized depreciation	(78,966,107)
Net unrealized appreciation	$(19,500,795)
Federal income tax cost, Investments	$168,181,924

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state of income tax purposes of $1,806,014, which may be carried forward indefinitely:

As of December 31, 2018, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
Total	$4,994,658

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2019.

PURCHASES AND SALES
Purchases of investment securities	$21,111,150
Proceeds from sales and maturities of investment securities	$(41,743,824)

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

SEPTEMBER 30, 2019 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2018, through September 30, 2019, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/19	SHARES HELD AT 9/30/19
EQX Capital, Inc. Common Stock*	$36,470	$—	$—	$—	$—	$(12,980)	$23,490	100,000
EQX, Inc. Preferred Stock - Series A*	3,491,600	—	—	(800,000)	—	(470,160)	2,221,440	3,200,000
Hera Systems, Inc. Series C Preferred*	—	1,000,000	—	—	—	(677,400)	322,600	1,000,000
Hera Systems, Inc. Series A Preferred*	207,977	—	—	—	—	223,638	431,615	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	37,917	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	37,917	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	1,231,365	1,500,000	—	—	—	(460,518)	2,270,847	7,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	70,245	225,785	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	623,667	2,004,623	6,214,922
Hera Systems, Inc. Series B Warrants*	2,721,950	—	—	—	—	1,229,287	3,951,237	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	1,693,387	1,693,387	5,250,000
IntraOp Medical Corp. Convertible Note*	—	1,300,000	43,274	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Series C Preferred*	13,565,328	—	—	—	—	(10,636,930)	2,928,398	26,856,187

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/19	SHARES HELD AT 9/30/19
IntraOp Medical Corp. Term Note*	$3,000,000	$—	$179,507	$—	$—	$—	$3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	119,671	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,229,749	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock (1)	19,121,150	—	—	(1,370,462)	(3,995,017)	(12,757,876)	997,795	692,913
Pivotal Systems Common Stock*	53,825,978	—	—	(8,267,812)	1,116,173	(6,295,033)	40,379,306	45,090,506
QMAT, Preferred Stock Series A*	4,612,549	—	—	—	—	(4,612,549)	—	16,000,240
QMAT, Preferred Stock Series B*	1,594,000	—	—	—	—	(1,594,000)	—	2,000,000
QMAT, Series A Warrant*	112,000	—	—	—	—	(112,000)	—	2,000,000
QMAT, Preferred Stock Warrants - Series C*	81,381	—	—	—	—	(81,381)	—	4,932,208
QMAT, Convertible Note*	7,002,600	500,000	(27,627)	—	—	(7,502,600)	—	7,502,600
QMAT, Convertible Note	—	100,000	—	—	—	(100,000)	—	100,000
QMAT, Convertible Note	—	400,000	—	—	—	(400,000)	—	400,000
QMAT, Convertible Note	—	200,000	—	—	—	(200,000)	—	200,000
QMAT, Convertible Note	—	100,000	—	—	—	(100,000)	—	100,000
QMAT, Convertible Note	—	200,000	—	—	—	(200,000)	—	200,000
QMAT, Convertible Note	—	100,000	—	—	—	(100,000)	—	100,000
QMAT, Convertible Note	—	220,000	—	—	—	(220,000)	—	220,000
Revasum, Common Stock*	58,608,601	—	—	(6,421,275)	1,395,634	(17,559,833)	36,023,127	46,834,340
Silicon Genesis Corp., Common Stock *	4,517	—	—	—	—	(3,780)	737	921,892
Silicon Genesis Corp., Common Warrants*	84	—	—	—	—	(72)	12	37,982

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/19	SHARES HELD AT 9/30/19
Silicon Genesis Corp., Common Warrants*	$2,000	$—	$—	$—	$—	$—	$2,000	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	—	1,200	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	25,463	—	—	—	—	(20,090)	5,373	82,914
Silicon Genesis Corp., Series 1-D Preferred*	68,918	—	—	—	—	(54,708)	14,210	850,830
Silicon Genesis Corp., Series 1-E Preferred*	1,233,878	—	—	—	—	(575,582)	658,296	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	270,816	—	—	—	—	(125,462)	145,354	912,453
Silicon Genesis Corp., Series 1-G Preferred*	1,443,530	—	—	—	—	(777,464)	666,066	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	137,339	—	—	—	—	(64,522)	72,817	837,942
SVXR, Inc., Preferred Stock Series A	4,923,206	—	—	—	—	(44,138)	4,879,068	8,219,454
Telepathy Investors, Inc. Convertible Note*	195,700	—	(728,400)	—	—	(195,700)	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(43,980)	—	—	(29,355)	—	300,000
Telepathy Investors, Inc. Convertible Note*	14,678	—	(36,677)	—	—	(14,678)	—	150,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	(94,524)	—	—	(48,925)	—	500,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(86,523)	—	—	(29,355)	—	300,000

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/19	SHARES HELD AT 9/30/19
Telepathy Investors, Inc. Convertible Note*	$48,925	$—	$(132,081)	$—	$—	$(48,925)	$—	500,000
Telepathy Investors, Inc. Convertible Note*	19,570	—	(3,144)	—	—	(19,570)	—	200,000
Telepathy Investors, Inc. Series A Preferred*	927,994	—	—	—	—	(927,994)	—	15,238,000
UCT Coatings, Inc.Common Stock	748,950	—	—	—	—	(30,600)	718,350	1,500,000
Vufine, Inc., Convertible Note*	11,526	—	(266,301)	—	(1,500,000)	1,488,474	—	—
Vufine, Inc., Convertible Note*	1,921	—	(36,329)	—	(250,000)	248,079	—	—
Vufine, Inc. Convertible Note*	2,305	—	(19,332)	—	(300,000)	297,695	—	—
Vufine, Inc. Convertible Note*	768	—	(3,616)	—	(100,000)	99,232	—	—
Vufine, Inc. Convertible Note*	1,537	—	(4,077)	—	(200,000)	198,463	—	—
Vufine, Inc., Convertible Note*	2,689	—	(38,548)	—	(350,000)	347,311	—	—
Vufine, Inc., Convertible Note	—	45,000	—	—	(45,000)	—	—	—
Vufine, Inc., Common Stock*	—	—	—	—	(15,000)	15,000	—	—
Vufine, Inc., Series A, Preferred Stock*	—	—	—	—	(2,250,000)	2,250,000	—	—
Wrightspeed, Inc., Common Stock*	—	7,460,851	—	—	—	(7,449,739)	11,112	69,102
Wrightspeed, Inc., Common Stock Warrants*	—	—	—	—	—	—	—	181
Wrightspeed, Inc., Convertible Note	—	4,929,015	190,589	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Preferred Stock- Series AA*	—	11,145,889	—	—	—	74,683	11,220,572	39,096,067
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	—	—	—	—	—	60,303	60,303	609,742

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/19	SHARES HELD AT 9/30/19
Wrightspeed, Inc., Series C Preferred Stock*	$494,803	$—	$—	$(1,922,975)	$—	$1,428,172	$—	—
Wrightspeed, Inc., Series D Preferred Stock*	310,806	—	—	(3,375,887)	—	3,065,081	—	—
Wrightspeed, Inc., Series E Preferred Stock*	136,732	—	—	(1,658,996)	—	1,522,264	—	—
Wrightspeed, Inc., Series F Preferred Stock*	41,344	3,000	—	(502,995)	—	458,651	—	—
Wrightspeed, Inc. Series F Warrants*	29	—	—	—	—	(29)	—	—
Wrightspeed, Inc. Convertible Note*	101,787	—	199,403	(3,700,000)	—	3,598,213	—	—
Wrightspeed, Inc. Convertible Note*	55,020	—	104,667	(2,000,000)	—	1,944,980	—	—
Wrightspeed, Inc. Convertible Note*	82,530	—	157,000	(3,000,000)	—	2,917,470	—	—
Wrightspeed, Inc. Convertible Note*	2,751	—	5,233	(100,000)	—	97,249	—	—
Wrightspeed, Inc. Convertible Note*	—	250,000	12,250	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	500,000	18,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	500,000	17,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	300,000	9,500	(300,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	100,000	2,633	(100,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	600,000	12,600	(600,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	150,000	2,650	(150,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	250,000	3,083	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	650,000	3,683	(650,000)	—	—	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series A*	90,980	—	—	—	—	(90,980)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/19	SHARES HELD AT 9/30/19
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	$224	$—	$—	$—	$—	$(224)	$—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	22	—	—	—	—	(22)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	11	—	—	—	—	(11)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	3,366,260	—	—	—	—	(3,366,260)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	1,819,600	—	—	—	—	(1,819,600)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	2,729,400	—	—	—	—	(2,729,400)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	8,288	—	—	—	—	(8,288)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	4,480	—	—	—	—	(4,480)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	6,720	—	—	—	—	(6,720)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	18	—	—	—	—	(18)	—	—

Total Affiliates and Controlled Investments	$204,157,528		$866,833		$(2,498,193)	$(45,870,531)	$134,121,469
Total Affiliates	34,045,111		—		—	(74,738)	5,597,418
Total Controlled Investments	$170,112,417		$866,833		$(2,498,193)	$(45,795,793)	$128,524,051

*	Controlled Investments.

(1)	Phunware is no longer an affiliate as of September 30, 2019. The amounts are not included in the totals.

Firsthand Technology Value Fund, Inc.

Notes to Financial Statements - continued

SEPTEMBER 30, 2019 (UNAUDITED)

As of September 30, 2019, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; QMAT, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $148.7 million as of September 30, 2019, as compared to approximately $209.9 million as of December 31, 2018.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2019, and December 31, 2018.

	September 30, 2019	December 31, 2018
Semiconductor Equipment	54.1%	61.8%
Medical Devices	13.3%	15.4%
Automotive	10.7%	4.8%
Aerospace	7.8%	3.5%
Equipment Leasing	1.5%	1.8%
Intellectual Property	1.0%	1.7%
Mobile Computing	0.7%	10.0%
Advanced Materials	0.6%	7.4%
Semiconductor	0.1%	0.4%
Consumer Electronics	0.0%	2.5%
Exchange-Traded/Money Market Funds	8.0%	0.2%
Other Assets/(Liabilities)	2.2%	(9.5%)
Net Assets	100.0%	100.0%

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

EQX Capital, Inc.

IntraOp

UCT Coatings

HERA Systems

kyma technologies

lyncean technologies, inc.

SVXR Silicon Valley X-Ray

QMAT, Inc.

Wrightspeed

SIGEN Silicon Genesis

Telepathy

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018.

INVESTMENT INCOME

For the three months ended September 30, 2019, we had investment income of $400,405 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical and Wrightspeed.

For the three months ended September 30, 2018, we had investment income of $975,350 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum, Hera, Vufine, Wrightspeed and QMAT.

The lower level of interest income in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due primarily to the write-off of our QMAT notes.

OPERATING EXPENSES

Net operating expenses totaled approximately $1,017,625 during the three months ended September 30, 2019 and $11,054,177 during the three months ended September 30, 2018.

Significant components of net operating expenses for the three months ended September 30, 2019, were management fee expense of $774,945 and professional fees (audit, legal, accounting, and consulting) of $92,758. Significant components of net operating expenses for the three months ended September 30, 2018, were management fee expense of $1,124,398, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $9,633,974 and professional fees (audit, legal, accounting, and consulting) of $94,916.

The lower level of net operating expenses for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily attributable to two factors: (1) a decrease in the incentive fee accrual in the three months ended September 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

Net investment loss before taxes was $617,220 for the three months ended September 30, 2019 versus a net investment loss before taxes of $10,078,827 for the three months ended September 30, 2018.

The lower net investment loss before taxes in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily attributable to two factors: (1) a decrease in the incentive fee accrual in the three months ended September 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2019, and September 30, 2018, is shown below.

Three Months Ended September 30, 2019
Realized gains	$1,404,809
Net change in unrealized depreciation on investments	(7,973,895)
Deferred tax benefit	1,470,423
Net realized and unrealized losses on investments, net of deferred taxes	$(5,098,663)

As of September 30, 2019
Gross unrealized appreciation on portfolio investments	$59,465,312
Gross unrealized depreciation on portfolio investments	(78,966,107)
Net unrealized depreciation on portfolio investments	$(19,500,795)

Three Months Ended September 30, 2018
Realized losses	$(12,107,728)
Net change in unrealized appreciation on investments	60,459,559
Deferred tax	(10,153,906)
Net realized and unrealized gains on investments, net of deferred taxes	$38,197,925

As of September 30, 2018
Gross unrealized appreciation on portfolio investments	$130,571,132
Gross unrealized depreciation on portfolio investments	(47,716,331)
Net unrealized appreciation on portfolio investments	$82,854,801

During the three months ended September 30, 2019, we recognized net realized gains of approximately $1,404,809. Realized gains were higher than those in the year-ago period, due primarily to the sale of investments, notably Pivotal Systems and Revasum.

During the three months ended September 30, 2019, net unrealized depreciation on total investments increased by $7,973,895. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily caused by a decrease in the valuations of our investments, particularly Silicon Genesis, QMAT, IntraOp Medical, Phunware and EQX Capital investments.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(5,543,185) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2019 was $(0.78).

For the three months ended September 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $26,707,685 and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2018 was $3.68.

The greater decrease in net assets resulting from operations for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is due primarily to a decrease in the valuation of certain of our investments, particularly Silicon Genesis, QMAT, IntraOp Medical, Phunware and EQX Capital.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018.

INVESTMENT INCOME

For the nine months ended September 30, 2019, we had investment income of $900,762 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical and Wrightspeed.

For the nine months ended September 30, 2018, we had investment income of $2,354,260 primarily attributable to interest accrued on convertible/term note investments with Telepathy Investors, IntraOp Medical, Revasum, Hera, Vufine, Wrightspeed and QMAT.

The lower level of interest income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to the write-off of our interest in our QMAT, Vufine and Telepathy Investors notes.

OPERATING EXPENSES

Net operating expenses totaled approximately $(5,771,774) during the nine months ended September 30, 2019 and $18,665,062 during the nine months ended September 30, 2018.

Significant components of net operating expenses for the nine months ended September 30, 2019, were management fee expense of $2,716,206, incentive fees adjustment (which were accrued but are not payable until gains in the portfolio are realized) of $(9,261,847) and professional fees (audit, legal, accounting, and consulting) of $275,184. Significant components of net operating expenses for the nine months ended September 30, 2018, were management fee expense of $2,972,059, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $14,808,766 and professional fees (audit, legal, accounting, and consulting) of $288,557.

The lower level of net operating expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily attributable to two factors: (1) a decrease in the incentive fee accrual in the nine months ended September 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT LOSS

Net investment income/(loss) before taxes was $6,672,536 for the nine months ended September 30, 2019 and $(16,310,802) for the nine months ended September 30, 2018.

The greater net investment income in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily attributable to two factors: (1) a decrease in the incentive fee accrual in the nine months ended September 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value, and (2) a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2019, and September 30, 2018, is shown below.

Nine Months Ended September 30, 2019
Realized gains	$658,761
Net change in unrealized appreciation on investments	(62,077,026)
Deferred tax benefit	14,307,077
Net realized and unrealized losses on investments	$(47,111,188)

As of September 30, 2019
Gross unrealized appreciation on portfolio investments	$59,465,312
Gross unrealized depreciation on portfolio investments	(78,966,107)
Net unrealized depreciation on portfolio investments	$(19,500,795)

Nine Months Ended September 30, 2018
Realized losses	$(11,234,818)
Net change in unrealized appreciation on investments	82,955,135
Deferred tax expense	(17,097,124)
Net realized and unrealized gains on investments	$54,623,193

As of September 30, 2018
Gross unrealized appreciation on portfolio investments	$130,571,132
Gross unrealized depreciation on portfolio investments	(47,716,331)
Net unrealized appreciation on portfolio investments	$82,854,801

During the nine months ended September 30, 2019, we recognized net realized gains of approximately $658,761 from the sale/transfer of securities. During the nine months ended September 30, 2018, we recognized net realized losses of approximately $11,234,818 from the sale/transfer of securities. Realized gains were more than those during the nine months ended September 30, 2018 due to the sale of our investments, primarily Revasum, Pivotal Systems and Roku.

During the nine months ended September 30, 2019, net unrealized appreciation on total investments decreased by $62,077,026 compared to an increase of $82,955,135 in unrealized appreciation on the total investments during the nine months ended September 30, 2018. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This decrease in net unrealized appreciation was primarily caused by a decrease in the valuations of our Phunware, IntraOp Medical, QMAT, Revasum and Wrightspeed investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $39,747,755 and for the nine months ended September 30, 2018, the net increase in net assets resulting from operations (net of deferred taxes) totaled $38,760,599. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2019 was $(5.54) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2018 was $5.33. The greater decrease in net assets resulting from operations for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, is due primarily to a decrease in the valuation of certain of our investments, primarily Phunware, IntraOp Medical, QMAT, Revasum and Wrightspeed.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2019, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $2.6 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of September 30, 2019, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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
Dated: November 8, 2019
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