Form 10-K
period 2019-12-31
Firsthand Technology Value Fund, Inc.
filed 2020-03-16
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [ ]Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     [ ]Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]Yes     [ ] No

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X]Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [ ]Yes     [X] No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2019 was approximately $41 million (computed using the closing price of $6.43 per share of Common Stock on December 31, 2019, as reported by the NASDAQ Global Market).

As of March 1, 2020, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding. of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2020 are incorporated by reference in Part III of this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2020 are incorporated by reference in Part III of this Form 10-K.

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

GENERAL

Firsthand Technology Value Fund, Inc. (“we,” “us,” “our,” the “Company”, the “Fund,” or “SVVC”) is an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes since the inception of the Fund, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” Starting in 2018, however, we are no longer a RIC and will be taxed as a C corporation for tax purposes. Firsthand Capital Management, Inc. (the “Investment Adviser”, the “Adviser”, or “FCM”) serves as our investment adviser and manages the investment process on a daily basis.

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

We invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments. These private venture capital equity investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less-speculative investments. We are not limited by the diversification requirements applicable to a regulated investment company (“RIC”), which means that we may commit all of our assets to only a few investments.

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2019.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$2,519,870
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	5,201,855
Hera Systems, Inc.	Aerospace	7,965,893
IntraOp Medical Corp.	Medical Devices	18,963,955
Kyma, Inc.	Advanced Materials	100,000
Lyncean Technologies, Inc.	Semiconductor Equipment	992,520
Phunware, Inc. [2]	Mobile Computing	812,666
Pivotal Systems Corp. [2]	Semiconductor Equipment	41,670,037
QuickLogic Corp. [2]	Semiconductors	257,142
Revasum, Inc. [2]	Semiconductor Equipment	19,173,339
Silicon Genesis Corp.	Intellectual Property	1,533,090
SVXR, Inc.	Semiconductor Equipment	4,881,123
Telepathy Investors, Inc.	Consumer Electronics	0
UCT Coatings, Inc.	Advanced Materials	834,150
Wrightspeed, Inc.	Automotive	15,648,947

[1]

Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2019. For public companies, the figure represents the market value of our securities on December 31, 2019, less any discount due to resale restriction on the security.

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

We acquire our investments through direct investments in private companies, negotiations with selling shareholders, and in organized secondary marketplaces for private securities. Our current focus is on investing in late-stage private companies, particularly those with potential for near-term realizations by way of initial public offering (“IPO”) or acquisition.

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

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential. These investments may be through open-market transactions or through private investments in public equity (“PIPE transactions”). Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days, or are issued as unregistered securities that are not freely available for six months.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2019, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels. Such companies that satisfy certain additional criteria described below are termed “eligible portfolio companies.” In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early-stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons”, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person’s office.

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

The last 20 years has been marked by dramatic changes in the initial public offering (“IPO”) market. Since the dot-com bubble burst in 2000, emerging technology companies have often chosen to stay private longer. The combination of volatile equity markets, increased regulatory requirements (such as the Sarbanes-Oxley Act of 2002), and a lack of investment research coverage has made it less attractive for companies to access the public markets through an IPO. We believe the result is an environment with more opportunities to invest in relatively mature private companies, either directly via primary investments or by purchasing shares in the growing secondary market.

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

Our due diligence typically includes:

●	review of historical and prospective financial information;
●	review of technology, product, and business plan;
●	on-site visits;
●	interviews with management, employees, customers, and vendors of the potential portfolio company;
●	background checks; and
●	research relating to the company’s management, industry, markets, products and services, and competitors.

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

FCM has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	Assessment of success in adhering to portfolio company’s technology development, business plan and compliance with covenants;
●	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements, and accomplishments;
●	Comparisons to other portfolio companies in the industry, if any;
●	Attendance at and participation in board meetings; and
●	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

Calculation of Incentive Fee

Year 1 incentive fee	= 20% x (0) = 0 (no incentive fee)
Year 2 incentive fee	= 20% x ($50,000 - $20,000) - 0 = 20% x $30,000 = $6,000

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2019, were approximately $127.1 million.

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

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

A number of entities will compete with us to make the types of investments that we plan to make. We will compete with other venture capital firms and venture capital funds, various public and private investment funds, including hedge funds, other BDCs, commercial and investment banks, commercial financing companies, and various technology and alternative energy companies’ internal venture capital arms. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a stronger network of contacts and better connections for deal flows or have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation” above.

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

2019 Quarter Ending	Low	High
March 31	$11.25	$14.93
June 30	$9.31	$13.18
September 30	$7.38	$9.31
December 31	$5.52	$7.65

SHAREHOLDERS

As of February 28, 2019, there were approximately 1,300 shareholders of record and approximately 11,500 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2019.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2019.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2019.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2019		AS OF DECEMBER 31, 2018
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$11,722,468	*	$3,961,467	*
Affiliated investments at acquisition cost	4,744,427		31,002,275
Controlled investments at acquisition cost	127,774,164		132,313,596
Total acquisition cost	$144,241,059		$167,277,338
Unaffiliated investments at market value	$7,364,183	*	$5,696,042	*
Affiliated investments at market value	5,715,273		34,045,111
Controlled investments at market value	107,475,131		170,112,417
Total market value ** (Note 6)	120,554,587		209,853,570
Receivable for securities sold	—		1,005
Receivable from dividends and interest	2,507,714		2,308,366
Deferred tax benefit	7,842,583		—
Other assets	21,800		18,713
Total Assets	130,926,684		212,181,654
LIABILITIES
Payable for securities purchased	—		365,783
Incentive fees payable (Note 4)	—		9,261,847
Payable to affiliates (Note 4)	3,461,822		2,334,727
Deferred tax liability	—		8,432,559
Consulting fee payable	16,500		19,500
Accrued expenses and other payables	358,971		149,279
Total Liabilities	3,837,293		20,563,695
NET ASSETS	$127,089,391		$191,617,959

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,179
Paid-in-capital	178,770,434		178,770,434
Total distributable earnings (loss)	(51,688,222)		12,840,346
NET ASSETS	$127,089,391		$191,617,959

Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	7,178,770		7,178,770
Net asset value per share (Note 2)	$17.70		$26.69

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/19 and 12/31/18 were 1.50% and 2.24%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017
INVESTMENT INCOME
Unaffiliated interest	$72,502	$6,228	$1,522
Affiliated/controlled interest	1,717,149	3,440,610	1,540,089
Affiliated/Controlled loan origination income	—	21,000	24,180
TOTAL INVESTMENT INCOME	1,789,651	3,467,838	1,565,791
EXPENSES
Investment advisory fees (Note 4)	3,405,735	4,128,311	2,975,982
Administration fees	141,714	207,292	187,846
Custody fees	15,070	32,123	22,152
Transfer agent fees	33,353	35,176	33,017
Registration and filing fees	30,700	30,600	23,100
Professional fees	432,337	375,496	535,293
Printing fees	172,820	62,376	195,892
Trustees fees	200,000	200,000	137,500
Compliance fees	118,780	114,648	107,640
Miscellaneous fees	53,513	87,830	174,670
TOTAL GROSS EXPENSES	4,604,022	5,273,852	4,393,092
Incentive fee adjustments (Note 4)	(9,261,847)	7,570,807	1,691,040
TOTAL NET EXPENSES	(4,657,825)	12,844,659	6,084,132
NET INVESTMENT INCOME (LOSS), BEFORE TAXES	6,447,476	(9,376,821)	(4,518,341)
Deferred tax benefit	(538,914)	538,915	—
Net investment income (loss), net of deferred taxes	5,908,562	(8,837,906)	(4,518,341)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(24,091,097)	(10,658,458)	5,058,105
Non-affiliated/controlled and other assets	3,004,025	5,432,378	(1,516,161)
Written options (1)	98,590	231,422	—
Deferred tax benefit/expenses	4,623,742	1,192,325	—
Net realized gains (losses), net of deferred taxes	(16,364,740)	(3,802,333)	3,541,944
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(6,092,860)	(5,442,441)	19,408,570
Affiliated/controlled investments and foreign currency	(52,627,051)	47,667,121	1,138,114
Affiliated/controlled warrants investments (1)	(7,542,793)	451,886	6,609,282
Deferred tax benefit/expenses	12,190,314	(10,163,798)	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	(54,072,390)	32,512,768	27,155,966
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(70,437,130)	28,710,435	30,697,910
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(64,528,568)	$19,872,529	$26,179,569
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(8.99)	$2.73	$3.59

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2019 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Semiconductor Equipment	52.5%	61.8%
Medical Devices	14.9%	15.4%
Automotive	12.3%	4.8%
Aerospace	6.3%	3.5%
Equipment Leasing	2.0%	1.8%
Intellectual Property	1.2%	1.7%
Advanced Materials	0.8%	7.4%
Mobile Computing	0.6%	10.0%
Semiconductor	0.2%	0.4%
Consumer Electronics	0.0%	2.5%
Exchange-Traded/Money Market Funds	4.1%	0.2%
(Liabilities)/Other Assets	5.1%	(9.5%)
Net Assets	100.0%	100.0%

Certain trends in the technology industry may have an impact on the portfolio in coming quarters. In particular, the semiconductor industry, which has historically been a highly cyclical industry, has enjoyed a period of strong growth over the past several years. Given the substantial weighting of semiconductor investments in the current portfolio, the Fund will be sensitive to changes in this industry. Fund performance may also be impacted by the speed of adoption of certain new technologies, including, but not limited to: electric drivetrains for trucks, electron intra-operative radiation for cancer treatment, X-ray inspection of electronic components, and small form factor satellites.

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2019, December 31, 2018, and December 31, 2017.

INVESTMENT INCOME

For the year ended December 31, 2019, we had investment income of $1,789,651 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Wrightspeed and Hera.

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

The lower level of investment income in the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to the write-off of interest attributable to our QMAT and Vufine notes.

The higher level of investment income in the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to increasing principal amounts on notes issued by IntraOp, QMAT and Wrightspeed.

OPERATING EXPENSES

Operating expenses totaled approximately $(4,657,825) during the year ended December 31, 2019, $12,844,659 during the year ended December 31, 2018 and $6,084,132 during the year ended December 31, 2017.

Significant components of operating expenses for the year ended December 31, 2019, were a management fee expense of $3,405,735, professional fees (audit, legal, accounting, and consulting) of $432,337, and incentive fee adjustments (which were accrued but are not payable until gains in the portfolio are realized) of $(9,261,847). Significant components of operating expenses for the year ended December 31, 2018, were a management fee expense of $4,128,311, professional fees (audit, legal, accounting, and consulting) of $375,496, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $7,570,807. Significant components of operating expenses for the year ended December 31, 2017, were a management fee expense of $2,975,982, professional fees (audit, legal, accounting, and consulting) of $535,293, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $1,691,040.

The lower level of operating expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily attributable to the reversal of the accrual of an incentive fee which is accrued but not payable until gains in the portfolio are realized. The incentive fee payable was reduced to $0 due to the decrease in the market value of our portfolio.

The higher level of operating expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily attributable to the incentive fee accrual in 2018, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT GAIN/(LOSS)

The net investment gain/(loss) before taxes was $6,447,476 for the year ended December 31, 2019, $(9,376,821) for the year ended December 31, 2018 and $(4,518,341) for the year ended December 31, 2017.

The greater net investment gain before taxes in the year ended December 31, 2019 compared to the loss for the year ended December 31, 2018 is primarily due to the reversal of the accrual of an incentive fee in 2018 which was accrued but is not payable until gains in the portfolio are realized. The incentive fee was reduced to $0 due to the decrease in the market value of our portfolio.

The greater net investment loss in the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily due to the accrual of an incentive fee in 2018 which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, is shown below.

Year Ended December 31, 2019
Realized losses	$(20,988,482)
Net change in unrealized appreciation on investments	$(66,262,704)
Deferred tax benefit	$16,814,056
Net realized and unrealized loss on investments	$(70,437,130)

As of December 31, 2019
Gross unrealized appreciation on portfolio investments	$40,954,730
Gross unrealized depreciation on portfolio investments	$(64,641,202)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(23,686,472)

Year Ended December 31, 2018
Realized losses	$(4,994,658)
Net change in unrealized appreciation on investments	$42,676,566
Deferred tax expense	$(8,971,473)
Net realized and unrealized gain on investments	$28,710,435

As of December 31, 2018
Gross unrealized appreciation on portfolio investments	$99,485,489
Gross unrealized depreciation on portfolio investments	$(56,909,257)
Net unrealized appreciation on portfolio investments, warrants, and other assets	$42,576,232

Year Ended December 31, 2017
Realized gains	$3,541,944
Net change in unrealized depreciation on investments	$27,155,966
Net realized and unrealized gain on investments	$30,697,910

As of December 31, 2017
Gross unrealized appreciation on portfolio investments	$44,878,771
Gross unrealized depreciation on portfolio investments	$(44,979,105)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(100,334)

During the year ended December 31, 2019, we recognized net realized losses of approximately $20,988,482 from the sale/write-off of investments. Realized losses were higher compared to the Fund’s realized losses in 2018 due to the sale/write-off of our QMAT and Vufine positions.

During the year ended December 31, 2019, net unrealized appreciation on total investments decreased by $66,262,704. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decrease in unrealized appreciation on total investments during the year is due primarily to the decrease in value of our investments, most notably, IntraOp Medical, Phunware, QMAT and Revasum.

During the year ended December 31, 2018, we recognized net realized losses of approximately $4,994,658 from the sale/write-off of investments. Realized losses were higher compared to the Fund’s realized gains in 2017 due to the write-off of our Aliphcom position and the transfer of securities from our controlled foreign corporations (CFCs) to the Fund.

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

During the year ended December 31, 2017, we recognized net realized gains of approximately $3,541,944 from the sale of investments. Realized gains were higher compared to the Fund’s net realized losses in 2016 due to the buyout of our Gilt Groupe position and the sale of our Invensense common stock in 2016 which created realized losses in 2016.

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

INCOME AND EXCISE TAXES

Beginning on June 30, 2018, we were no longer able to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). This change in tax status resulted from the increase in the value of a single holding, Pivotal Systems Corp., which meant that we were no longer able to satisfy the diversification requirements for qualification as a RIC. As a result of this change, we will be taxed as a corporation for our fiscal year ended December 31, 2019, and will continue to be taxed in that manner for future fiscal years, paying federal and applicable state corporate taxes on our taxable income, unless and until we are able to once again qualify as a RIC, based on changes in the composition of our portfolio. Consequently, at the close of each fiscal quarter beginning with the quarter ended June 30, 2018, we will record a deferred tax liability for any net realized gains and net ordinary income for the year-to-date period plus net unrealized gains as of the end of the quarter.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $64,528,568 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2019 was $(8.99).

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

The greater decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2019 as compared to an increase for the year ended December 31, 2018, is due primarily to a decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

The lesser increase in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2018 as compared to the year ended December 31, 2017, is due primarily due to an increase in the incentive fee expense accrual in 2018 and an accrual for deferred taxes since the Fund is now classified as a C corporation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from sales or liquidation proceeds of our investments. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities over the next twelve months.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2019, 2018, and 2017, our operating expenses were $4,604,022, $5,273,852, and $4,393,092, respectively.

For the year ended December 31, 2019, our total cash reserves and liquid securities increased approximately 34%, primarily due to the sale of portfolio investments and the expiration of restrictions on some of our private holdings. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

During the year ended December 31, 2019, cash and cash equivalents increased to $5,201,855 at the end of the year, from $438,442 at the beginning of the year. The increase in cash and cash equivalents primarily resulted from the sale of portfolio investments in 2019.

At December 31, 2019, we had investments in public and private securities totaling approximately $120.6 million. Also, at December 31, 2019, we had approximately $0.0 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2019, net assets totaled approximately $127.1 million, with an NAV per share of $17.70. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2019, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2019, our investment in EQX consisted of 3,200,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $2.5 million.

Hera Systems, Inc.

Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2019, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 7,039,203 shares of Series B preferred stock, 2,400,000 shares of Series C preferred stock, $500,000 par value convertible note, $500,000 par value convertible note and 24,414,922 shares of Series B warrants with an aggregate fair value of approximately $8.0 million.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2019, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note and a $10,961,129 par value convertible note with a combined aggregate fair value of approximately $19.0 million.

Kyma, Inc.

Kyma, Inc. (“Kyma”), Raleigh, NC, is a supplier of high-quality gallium nitride-based wafers to semiconductor device manufacturers in the electronics and optical markets.

At December 31, 2019, our investment in Kyma consisted of a $100,000 par value convertible note with a combined fair value of approximately $100 thousand.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2019, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $1.0 million.

Silicon Genesis Corp.

Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2019, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 8,037,982 shares of common stock with a combined fair value of approximately $1.5 million.

SVXR, Inc.

SVXR, Inc. (“SVXR”), San Jose, California, is an X-ray inspection tool manufacturer whose products are used for inline product monitoring, defect detection, and metrology.

At December 31, 2019, our investment in SVXR consisted of 8,219,454 shares of Series A preferred stock with a combined fair value of approximately $4.9 million.

Telepathy Investors, Inc.

Telepathy Investors, Inc. (“Telepathy”), Sunnyvale, California, is developing wearable consumer electronics products.

At December 31, 2019, our investment in Telepathy consisted of 15,238,000 shares of Series A preferred stock, a $2,000,000 par value convertible note, a $500,000 par value convertible note, a $500,000 par value convertible note, a $300,000 par value convertible note, a $300,000 par value convertible note, a $200,000 par value convertible note and a $150,000 par value convertible note with a combined fair value of approximately $0.0 million.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2019, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $834 thousand.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for medium-duty trucks.

At December 31, 2019, our investments in Wrightspeed consisted of 69,102 shares of common stock, 47,284,219 shares of Series AA preferred stock, warrants to purchase 181 shares of common stock, warrants to purchase 609,756 shares of Series AA preferred stock, and a $4,929,015 par value convertible note with a combined fair value of approximately $15.6 million.

PUBLIC INVESTMENTS

At December 31, 2019, we had investments in the following public securities:

Phunware, Inc.

Phunware, Inc. (“Phunware”), Austin, Texas, is a software company that develops tools and services to enable mobile computing applications.

At December 31, 2019, our investments in Phunware consisted of 682,913 shares of common stock with an aggregate fair value of approximately $813 thousand.

Pivotal Systems Corp.

Pivotal Systems, Corporation (“Pivotal Systems”), Fremont, California, provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2019, our investment in Pivotal Systems consisted of 45,090,506 shares of restricted and unrestricted common stock with a combined fair value of approximately $41.7 million.

Quicklogic Corp.

QuickLogic Corp. (“QuickLogic”) (NASDAQ: QUIK), Sunnyvale, CA, designs and markets system-on-a-chip (“SOC”) semiconductor solutions for smartphones, wearable and “Internet-of-things” devices, and other applications.

At December 31, 2019, our investment in Quicklogic consisted of 42,857 shares of common stock with a market value of approximately $257 thousand.

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2019, our investment in Revasum consisted of 46,834,340 shares of restricted and unrestricted common stock with an aggregate fair value of approximately $19.2 million

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2019, our investment in Money Market consisted of 5,201,855 shares of the money market fund with a market value of approximately $5.2 million.

DISTRIBUTION POLICY

Our board of directors will determine the timing and amount, if any, of our distributions. For each year in which the Fund has qualified as a RIC, we intend to pay distributions on an annual basis out of assets legally available therefore. In order to qualify as a RIC and to avoid corporate-level tax on our income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2019, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $3.7 million.

On December 16, 2019, the Fund announced the commencement of a “modified Dutch auction” tender offer to purchase up to $2 million of its common stock at a price per share not less than $6.00 and not greater than $8.00, in $0.10 increments. The tender offer expired on February 14, 2020, and resulted in the purchase by the Fund of 285,714 shares of common stock at a price of $7.00 per share. As of February 28, 2020, the Fund had 6,893,056 shares outstanding.

Item 7A.     Quantitative And Qualitative Disclosures About Market Risk.

The Fund’s business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and small company investment risk.

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

PRIVATELY PLACED SMALL COMPANIES RISK

The Fund invests in small companies, and its investments in these companies are considered speculative in nature. The Fund’s investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our shareholders from achieving price appreciation, dividend distributions and return of capital.

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2019, we do not have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

of Firsthand Technology Value Fund, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2019, and the financial highlights for each of the years in the five-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2020 expressed an unqualified opinion.

EMPHASIS OF MATTER

As explained in Note 6, the financial statements include investments valued at $114,282,924 (89.92% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 by correspondence with the custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

Firsthand Technology Value Fund, Inc.
San Jose, California

OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited Firsthand Technology Value Fund, Inc.’s (the Company’s) the internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March 10, 2020 expressed an unqualified opinion.

BASIS FOR OPINION

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the Company’s auditor since 1997.

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

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 10, 2020

Item 8.     Financial Statements and Supplementary Data

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2019		AS OF DECEMBER 31, 2018
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$11,722,468	*	$3,961,467	*
Affiliated investments at acquisition cost	4,744,427		31,002,275
Controlled investments at acquisition cost	127,774,164		132,313,596
Total acquisition cost	$144,241,059		$167,277,338
Unaffiliated investments at market value	$7,364,183	*	$5,696,042	*
Affiliated investments at market value	5,715,273		34,045,111
Controlled investments at market value	107,475,131		170,112,417
Total market value ** (Note 6)	120,554,587		209,853,570
Receivable for securities sold	—		1,005
Receivable from dividends and interest	2,507,714		2,308,366
Deferred tax benefit	7,842,583		—
Other assets	21,800		18,713
Total Assets	130,926,684		212,181,654
LIABILITIES
Payable for securities purchased	—		365,783
Incentive fees payable (Note 4)	—		9,261,847
Payable to affiliates (Note 4)	3,461,822		2,334,727
Deferred tax liability	—		8,432,559
Consulting fee payable	16,500		19,500
Accrued expenses and other payables	358,971		149,279
Total Liabilities	3,837,293		20,563,695
NET ASSETS	$127,089,391		$191,617,959

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$7,179		$7,179
Paid-in-capital	178,770,434		178,770,434
Total distributable earnings (loss)	(51,688,222)		12,840,346
NET ASSETS	$127,089,391		$191,617,959

Shares of Common Stock outstanding	7,302,146		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	7,178,770		7,178,770
Net asset value per share (Note 2)	$17.70		$26.69

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/19 and 12/31/18 were 1.50% and 2.24%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2019

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$28,990
(2.0%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	3,200,000	3,200,000	2,490,880
					2,519,870

HERA SYSTEMS, INC. (6.3%) Aerospace	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	247,314
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	1,397,282
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-11/12/19	2,400,000	2,400,000	476,400
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	2,430,890
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	1,041,810
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	1,233,289
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	138,908
					7,965,893

INTRAOP MEDICAL CORP. (14.9%) Medical Devices	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2019

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	$500,000	$500,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	702,826
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures February 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					18,963,955

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2020 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.8%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	992,520
Semiconductor Equipment

PHUNWARE, INC. (0.6%)	Common Stock*	3/14/2014	682,913	4,567,633	812,666
Mobile Computing

PIVOTAL SYSTEMS CORP. (32.8%)	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	45,090,506	12,294,557	41,670,037
Semiconductor Equipment

QUICKLOGIC CORP. (0.2%)	Common Stock *	12/27/16 - 11/09/17	42,857	852,980	257,142
Semiconductors

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2019

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (15.1%)	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	46,834,340	$13,512,264	$19,173,339
Semiconductor Equipment

SILICON GENESIS CORP. (1.2%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	645,177
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	5,157
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	13,699
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	645
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	11
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	142,434
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	2,000
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	1,200
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	651,458
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	71,309
					1,533,090

SVXR, INC. (3.8%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,881,123

TELEPATHY INVESTORS, INC. (0.0%)	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	0
Consumer Electronics	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2019

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (continued)	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	$300,000	$0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	0
					0

UCT COATINGS, INC. (0.7%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	834,150
Advanced Materials

WRIGHTSPEED, INC.	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	3,980
(12.3%) Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	0
	Convertible Note Matures December 2020 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 9/25/2019	47,284,219	13,495,888	10,625,710
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	90,242
					15,648,947

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2019

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (4.1%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	5,201,855	$5,201,855	$5,201,855
TOTAL INVESTMENTS (Cost $144,241,059) — 94.9%					$120,554,587

OTHER ASSETS IN EXCESS OF LIABILITIES— 5.1%					6,534,804

NET ASSETS — 100.0%					$127,089,391

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At December 31, 2019, we held $114,282,924 (or 89.9% of net assets) in restricted securities (see Note 2).

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
					29,526,457

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.5%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)	7/3/18	869,792	$1,000,000	$1,000,000

PHUNWARE, INC. (10.0%) Mobile Computing	Common Stock *(1)(3)(4)	3/14/14	1,495,113	9,999,997	19,121,150

PIVOTAL SYSTEMS CORP. (28.1%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	53,758,441	19,446,197	53,825,978

QMAT, INC. (7.0%)	Preferred Stock - Series A *(1)(2)(4)	12/14/12 - 4/28/16	16,000,240	9,680,305	4,612,549
Advanced Materials	Preferred Stock - Series B *(1)(2)(4)	9/28/16 - 11/7/16	2,000,000	2,000,000	1,594,000
	Convertible Note Matures December 2019 Interest Rate 8% (1)(2)(4)	12/14/18	7,002,600	7,002,600	7,002,600
	Preferred Stock Warrants - Series C *(1)(2)(4)	12/14/18	4,932,208	0	81,381
	Preferred Stock Warrants - Series A *(1)(2)(4)	12/14/12	2,000,000	0	112,000
					13,402,530

QUICKLOGIC CORP. (0.4%) Semiconductors	Common Stock *	12/27/16 - 11/9/17	1,000,000	1,488,025	734,000

REVASUM, INC. (30.6%) Semiconductor Equipment	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	53,834,340	18,537,905	58,608,601

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
ROKU, INC. (1.8%) Consumer Electronics	Common Stock *	5/26/15 - 8/6/15	115,000	$1,035,000	$3,523,600

SILICON GENESIS CORP. (1.7%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/11	5,704,480	2,372,403	1,233,879
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/11	82,914	109,518	25,463
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/11	850,830	431,901	68,917
	Common Stock *(1)(2)(4)	4/18/11	921,892	169,045	4,517
	Common Stock Warrants *(1)(2)(4)	4/18/11	37,982	6,678	84
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/11	912,453	456,389	270,816
	Common Stock Warrants *(1)(2)(4)	10/13/11	5,000,000	0	2,000
	Common Stock Warrants *(1)(2)(4)	2/6/12	3,000,000	0	1,200
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/16	48,370,793	3,880,592	1,443,530
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/16	837,942	936,895	137,339
					3,187,745

SVXR, INC. (2.6%) Semiconductor Equipment	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	4,923,206

TELEPATHY INVESTORS, INC. (0.7%)	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	6/21/16	150,000	150,000	14,678
Consumer Electronics	Convertible Note Matures January 2019 Interest Rate 10% (1)(2)(4)	9/7/18	200,000	200,000	19,570

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2018

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	INVESTMENT TYPE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
VUFINE, INC. (0.0%) (continued)	Convertible Note Matures July 2019 Interest Rate 12% (1)(2)(4)	6/19/18	300,000	$300,000	$2,305
	Common Stock *(1)(2)(4)	2/26/15	750,000	15,000	0
	Preferred Stock - Series A *(1)(2)(4)	3/4/15 - 2/18/16	22,500,000	2,250,000	0
					20,746
WRIGHTSPEED, INC. (4.8%) Automotive	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	12/31/18	100,000	100,000	2,751
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	5/1/18	3,700,000	3,700,000	101,787
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	6/21/18	2,000,000	2,000,000	55,020
	Convertible Note Matures December 2019 Interest Rate 12% (1)(3)(4)	8/10/18	3,000,000	3,000,000	82,530
	Preferred Stock - Series C *(1)(3)(4)	4/11/13	2,267,659	1,922,975	494,803
	Preferred Stock - Series D *(1)(3)(4)	12/15/14	1,100,978	3,375,887	310,806
	Preferred Stock - Series E *(1)(3)(4)	7/10/15	450,814	1,658,996	136,732
	Preferred Stock - Series F *(1)(3)(4)	8/31/17	90,707	499,995	41,344
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/18	200,000	0	90,980
	Preferred Stock Warrants - Series F *(1)(3)(4)	12/31/18	200,000	0	224
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/9/18	13,606	0	22
	Preferred Stock Warrants - Series F *(1)(3)(4)	4/26/18	6,803	0	11
	Preferred Stock Warrants - Series F *(1)(3)(4)	8/10/18	6,000,000	0	2,729,400

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

(2)	Controlled Investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 Security.
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017
INVESTMENT INCOME
Unaffiliated interest	$72,502	$6,228	$1,522
Affiliated/controlled interest	1,717,149	3,440,610	1,540,089
Affiliated/Controlled loan origination income	—	21,000	24,180
TOTAL INVESTMENT INCOME	1,789,651	3,467,838	1,565,791
EXPENSES
Investment advisory fees (Note 4)	3,405,735	4,128,311	2,975,982
Administration fees	141,714	207,292	187,846
Custody fees	15,070	32,123	22,152
Transfer agent fees	33,353	35,176	33,017
Registration and filing fees	30,700	30,600	23,100
Professional fees	432,337	375,496	535,293
Printing fees	172,820	62,376	195,892
Trustees fees	200,000	200,000	137,500
Compliance fees	118,780	114,648	107,640
Miscellaneous fees	53,513	87,830	174,670
TOTAL GROSS EXPENSES	4,604,022	5,273,852	4,393,092
Incentive fee adjustments (Note 4)	(9,261,847)	7,570,807	1,691,040
TOTAL NET EXPENSES	(4,657,825)	12,844,659	6,084,132
NET INVESTMENT INCOME (LOSS), BEFORE TAXES	6,447,476	(9,376,821)	(4,518,341)
Deferred tax benefit/(expenses)	(538,914)	538,915	—
Net investment income (loss), net of deferred taxes	5,908,562	(8,837,906)	(4,518,341)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(24,091,097)	(10,658,458)	5,058,105
Non-affiliated/controlled and other assets	3,004,025	5,432,378	(1,516,161)
Written options (1)	98,590	231,422	—
Deferred tax benefit	4,623,742	1,192,325	—
Net realized gains (losses), net of deferred taxes	(16,364,740)	(3,802,333)	3,541,944
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(6,092,860)	(5,442,441)	19,408,570
Affiliated/controlled investments and foreign currency	(52,627,051)	47,667,121	1,138,114
Affiliated/controlled warrants investments (1)	(7,542,793)	451,886	6,609,282
Deferred tax benefit/(expenses)	12,190,314	(10,163,798)	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	(54,072,390)	32,512,768	27,155,966
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(70,437,130)	28,710,435	30,697,910
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(64,528,568)	$19,872,529	$26,179,569
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(8.99)	$2.73	$3.59

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(64,528,568)	$19,872,529	$26,179,569
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(29,888,755)	(83,779,495)	(30,958,618)
Proceeds from disposition of investments	41,756,374	85,549,002	34,282,019
Net purchases/sales from short-term investments	(9,819,822)	898,356	65,833
Increase (decrease) in dividends, interest, and reclaims receivable	(199,349)	(514,363)	(973,179)
Increase (decrease) in receivable in investment sold	1,005	(1,005)	—
Increase (decrease) in payable for investment purchased	(365,783)	365,783	(395,532)
Increase (decrease) in payable to affiliates	1,127,095	1,455,642	82,552
Increase (decrease) in incentive fees payable	(9,261,847)	7,570,807	1,691,040
Increase (decrease) in other assets	(3,087)	9,272	528
Increase (decrease) in accrued expenses and other payables	206,693	(39,096)	(2,101)
Increase (decrease) in deferred tax benefit/liability	(16,275,142)	8,432,558	—
Net realized gain (loss) from investments	21,087,072	5,226,080	(3,541,944)
Net realized gain from written options	(98,590)	(231,422)	—
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	66,262,704	(42,676,566)	(27,155,966)
Net cash provided by (used in) operating activities	—	2,138,082	(725,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(2,002,458)	(1,098,371)
Distributions paid from net realized gains	—	(245,701)	—
Net cash provided by (used in) financing activities	—	(2,248,159)	(1,098,371)

Net increase (decrease) in cash	—	(110,077)	(1,824,170)
Cash - beginning of year	—	110,077	1,934,247
Cash - end of year	$—	$—	$110,077

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$5,908,562	$(8,837,906)	$(4,518,341)
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	(16,364,740)	(3,802,333)	3,541,944
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	(54,072,390)	32,512,768	27,155,966
Net increase (decrease) in net assets from operations	(64,528,568)	19,872,529	26,179,569

DISTRIBUTIONS TO SHAREHOLDERS:	—	(245,701)	—

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	(2,002,458)	(1,098,371)
Net decrease in net assets from capital share transactions	—	(2,002,458)	(1,098,371)
TOTAL INCREASE/(DECREASE) IN NET ASSETS	(64,528,568)	17,624,370	25,081,198

NET ASSETS:
Beginning of year	191,617,959	173,993,589	148,912,391
End of year	$127,089,391	$191,617,959	$173,993,589

COMMON STOCK ACTIVITY:
Shares repurchased	—	(123,376)	(128,551)
Net decrease in shares outstanding	—	(123,376)	(128,551)
Shares outstanding, beginning of year	7,178,770	7,302,146	7,430,697
Shares outstanding, end of year	7,178,770	7,178,770	7,302,146

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
Net asset value at beginning of period	$26.69	$23.83		$20.04	$22.79	$24.49
Income from investment operations:
Net investment income (loss), before deferred taxes	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)
Deferred tax benefit	(0.08)	0.07		—	—	—
Net investment gain (losses)	0.82	(1.22)		(0.62)	(0.52)	(0.06)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(12.15)	5.13		4.21	(2.76)	(1.78)
Deferred tax expense	2.34	(1.23)		—	—	—
Net realized and unrealized gains (losses) on investments	(9.81)	3.90		4.21	(2.76)	(1.78)
Total from investment operations	(8.99)	2.68		3.59	(3.28)	(1.84)

Distributions from:
Realized capital gains	—	(0.03)		—	—	—
Anti-dilutive effect from capital share transactions	—	0.21		0.20	0.53	0.14
Net asset value at end of year	$17.70	$26.69		$23.83	$20.04	$22.79
Market value at end of year	$6.43	$11.20		$8.96	$7.67	$8.17

Total return
Based on Net Asset Value	(33.68)%	12.39%		18.91%	(12.07)%	(6.94)%
Based on Market Value	(42.59)%	25.43%		16.82%	(6.12)%	(56.19)%

Net assets at end of period (millions)	$127.1	$191.6		$174.0	$148.9	$175.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each year - continued

	FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90%	1.36	%(2)
Deferred tax (benefit)/expense (3)(4)	(9.91)%		4.43%		—		—	—
Total expenses	(12.75	)%(2)	11.18	%(2)	4.13%		2.90%	1.36%
Total expenses, excluding incentive fees and deferred tax expense	2.80%		2.77%		2.98%		2.90%	2.68%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	3.93	%(2)	(4.93	)%(2)	(3.07)%		(2.36)%	(0.24)%
Deferred tax benefit (4)(5)	(0.33)%		0.28%		—		—	—
Net investment income (loss)	3.60%		(4.65)%		(3.07)%		(2.36)%	(0.24)%
Portfolio turnover rate	18%		44%		22%		49%	22%

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the years ended December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2015 the ratio of the incentive fee to average net assets was (5.64)%, 3.98%, 1.15% and (1.32)%, respectively.

(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(4)	The deferred tax expense and tax benefit are based on average net assets.

(5)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

DECEMBER 31, 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the Company’s financial statements included in this report:

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On December 31, 2019, our financial statements include venture capital investments valued at approximately $53.4 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2019, we held $114,282,924 in restricted securities. At December 31, 2018, we held $205,157,528 in restricted securities.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

The average volume of the Company’s derivatives during the year ended December 31, 2019 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	9,792,665	15

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

The average volume of the Company’s derivatives during the year ended December 31, 2018 is as follows:

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2019, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2019, there was an incentive fee reversal of ($9,261,847). For the year ended December 31, 2018, there was an incentive fee expensed for $7,570,807. For the year ended December 31, 2017, there was an incentive fee expensed for $1,691,040.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2019:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$834,150
Automotive	—	—	3,980
Equipment Leasing	—	—	28,990
Intellectual Property	—	—	645
Mobile Computing	812,666	—	—
Semiconductor Equipment	—	—	60,843,376
Semiconductors	257,142	—	—
Total Common Stocks	1,069,808	—	61,711,141

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$2,120,996
Automotive	—	—	10,625,710
Equipment Leasing	—	—	2,490,880
Intellectual Property	—	—	1,529,234
Medical Devices	—	—	702,826
Semiconductor Equipment	—	—	5,873,643
Total Preferred Stocks	—	—	23,343,289
Asset Derivatives *
Equity Contracts	—	—	4,938,350
Total Asset Derivatives	—	—	4,938,350
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	1,000,000
Automotive	—	—	4,929,015
Medical Devices	—	—	18,261,129
Total Convertible Notes	—	—	24,290,144
Mutual Funds	5,201,855	—	—
Total	$6,271,663	$—	$114,282,924

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and Level 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Transfers in and out of the levels are recognized at the value at the end of the period. There were no transfers between Levels 1 and 2 as of December 31, 2019.

The following is a summary of the inputs used to value the Complany’s net assets as of December 31,2018.

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$748,950
Computer Storage	—	—	—
Consumer Electronics	3,523,600	—	—
Equipment Leasing	—	—	36,470
Intellectual Property	—	—	4,517
Networking	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Renewable Energy	$—	$—	$—
Semiconductors	734,000	—	—
Semiconductors Equipment	—	—	112,434,579
Software	—	—	—
Total Common Stocks	4,257,600	—	113,224,516
Preferred Stocks
Advanced Materials	—	—	6,206,549
Aerospace	—	—	1,439,342
Automotive	—	—	983,685
Consumer Electronics	—	—	927,994
Equipment Leasing	—	—	3,491,600
Intellectual Property	—	—	3,179,944
Medical Devices	—	—	13,565,328
Mobile Computing	—	—	19,121,150
Networking	—	—	—
Semiconductor Equipment	—	—	5,923,206
Total Preferred Stocks	—	—	54,838,798
Asset Derivatives *
Equity Contracts	—	—	12,481,143
Total Asset Derivatives	—	—	12,481,143
Convertible Notes
Advanced Materials	—	—	7,002,600
Aerospace	—	—	1,000,000
Automotive	—	—	242,088
Consumer Electronics	—	—	407,254
Medical Devices	—	—	15,961,129
Semiconductor Equipment	—	—	—
Total Convertible Notes	—	—	24,613,071
Mutual Funds	438,442	—	—
Total	$4,696,042	$—	$205,157,528

*	Asset derivatives include warrants.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/18	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/19
Common Stocks
Advanced Materials	$748,950	$—	$—	$—	$85,200	$—	$834,150
Automotive	—	7,460,850	—	—	(7,456,870)		3,980
Consumer Electronics	—	—	—	(15,000)	15,000	—	—
Equipment Leasing	36,470	—	—	—	(7,480)	—	28,990
Intellectual Property	4,517	—	—	—	(3,872)	—	645
Mobile Computing	19,121,150	—	(1,383,011)	(4,049,352)	(12,876,121)	(812,666)	—
Semiconductor Equipment	112,434,579	—	(14,689,087)	2,511,807	(39,413,923)	—	60,843,376
Preferred Stocks
Advanced Materials	6,206,549	—	—	(11,680,305)	5,473,756	—	—
Aerospace	1,439,342	3,900,000	—	—	(3,218,346)	—	2,120,996
Automotive	983,685	13,498,888	(7,460,852)	—	3,603,989	—	10,625,710
Consumer Electronics	927,994	—	—	(2,250,000)	1,322,006	—	—
Equipment Leasing	3,491,600	—	(800,000)	—	(200,720)	—	2,490,880
Intellectual Property	3,179,944	—	—	—	(1,650,710)	—	1,529,234
Medical Devices	13,565,328	—	—	—	(12,862,502)	—	702,826
Semiconductor Equipment	5,923,206	—	—	—	(49,563)	—	5,873,643
Asset Derivatives
Equity Contracts	12,481,143	—	—	—	(7,542,793)	—	4,938,350
Convertible Notes
Advanced Materials	7,002,600	2,970,000	—	(9,872,600)	—	—	100,000
Aerospace	1,000,000	—	—	—	—	—	1,000,000
Automotive	242,088	8,229,015	(12,100,000)	—	8,557,912	—	4,929,015
Consumer Electronics	407,254	45,000	—	(2,745,000)	2,292,746	—	—
Medical Devices	15,961,129	2,300,000	—	—	—	—	18,261,129
Total	$205,157,528	$38,403,753	$(36,432,950)	$(28,100,450)	$(63,932,291)	$(812,666)	$114,282,924

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2019 was $(68,286,846).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/17	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/18
Common Stocks
Advanced Materials	$922,050	$—	$—	$—	$(173,100)	$—	$748,950
Consumer Electronics	11,650,500	—	(2,312,500)	(10,108,024)	770,024	—	—
Equipment Leasing	44,810	—	—	—	(8,340)	—	36,470
Intellectual Property	16,871	—	—	—	(12,354)	—	4,517
Semiconductor Equipment	29,908	42,941,781	(6,164,686)	1,206,006	74,421,570	—	112,434,579
Preferred Stocks
Advanced Materials	19,526,941	24,290,124	(24,290,124)	(6,319,935)	(7,000,457)	—	6,206,549
Aerospace	608,114	3,500,000	—	—	(2,668,772)	—	1,439,342
Automotive	10,686,932	368,088	(368,088)	(4,915,008)	(4,788,239)	—	983,685
Cloud Computing	8,561,704	—	(5,462,741)	(4,157,447)	1,058,484	—	—
Consumer Electronics	937,137	—	—	—	(9,143)	—	927,994
Equipment Leasing	3,975,200	—	—	—	(483,600)	—	3,491,600
Intellectual Property	6,059,741	1,658,300	(1,857,030)	(620,377)	(2,060,690)	—	3,179,944
Medical Devices	11,479,677	—	—	—	2,085,651	—	13,565,328
Mobile Computing	12,018,563	9,999,997	(9,999,997)	(1)	7,102,588	—	19,121,150
Semiconductor Equipment	40,067,044	11,307,262	(37,505,362)	(9,075)	(7,936,663)	—	5,923,206
Asset Derivatives
Equity Contracts	12,029,324	—	—	(67)	451,886	—	12,481,143
Convertible Notes
Advanced Materials	2,745,485	9,052,600	(4,795,485)	—	—	—	7,002,600
Aerospace	—	1,000,000	—	—	—	—	1,000,000
Automotive	—	9,050,000	(250,000)	—	(8,557,912)	—	242,088
Consumer Electronics	2,000,673	1,150,000	—	—	(2,743,419)	—	407,254
Medical Devices	9,500,000	14,461,129	(8,000,000)	—	—	—	15,961,129
Semiconductor Equipment	2,000,000	3,846,397	(5,846,397)	—	—	—	—
Water Purification	—	—	(1,000)	(49,000)	50,000	—	—
Total	$154,860,674	$132,625,678	$(106,853,410)	$(24,972,928)	$49,497,514	$—	$205,157,528

(1)	The net change in unrealized appreciation from Level 3 instruments held as of December 31, 2018 was $67,774,754.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2019:

	FAIR VALUE AT 12/31/19	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.9M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	8.8% - 10.5% (9.7%) 23.1% (23.1%) 5 years (5 years) 50.0% (50.0%) 1.69% (1.69%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$8.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 60.0% (60.0%) 1.68% (1.68%) 63% (63%)
Direct venture capital investments: Automotive	$15.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 1.69% (1.69%) 22.7% (22.7%) 75% (75%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 70.0% (70.0%) 1.69% (1.69%)
Direct venture capital investments: Equipment Leasing	$2.5M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	3.8% - 8.5% (5.2%) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 1.69% (1.69%)
Direct venture capital investments: Intellectual Property	$1.5M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 1.69% (1.69%) 0.0% - 24.3% (0.1%) -55.0% (-55.0%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

continued	FAIR VALUE AT 12/31/19	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Medical Devices	$19.0M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.3x – 4.0x (3.6x) 4 years (4 years) 50.0% (50.0%) 1.66% (1.66%)
Direct venture capital investments: Semiconductor Equipment	$66.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years – 5 years (0.5 years) 40.0% -50.0% (46.1%) 1.69% (1.69%) 0.0% - 12.1% (9.4%)

(1)

As of December 31, 2018, the Fund used Probability-Weighted Expected Return, Market Comparable Companies, and Prior Transaction approaches to value certain common stock and preferred stock investments. As of December 31, 2019, the Fund discontinued use of these approaches in certain cases in which the portfolio companies failed or realized a particular outcome. As of December 31, 2019, the Fund also added a Discounted Cash Flow approach to the valuation of certain preferred stock and common stock investments in order to utilize multiple valuation approaches to provide additional indications of value.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2018:

	FAIR VALUE AT 12/31/18	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$14.2M	Market Comparable Companies Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate Going Concern Probability Discount for Lack of Marketability	7.8% - 8.7% (8.3%) 5 years (5 years) 50.0% (50.0%) 2.51% 43% 0.0% - 22.7% (1.2%)
Direct venture capital investments: Aerospace	$6.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 60.0% (60.0%) 2.51% (2.51%)
Direct venture capital investments: Automotive	$9.3M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	3 years (3 years) 55.0% (55.0%) 2.46% (2.46%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

continued	FAIR VALUE AT 12/31/18	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Consumer Electronics	$1.3M	Market Comparable Companies Probability-Weighted Expected Return Invested Capital (Cost) Option Pricing Model	Revenue Multiple Going Concern Probability Years to Maturity Volatility Risk-Free Rate	0.9x - 1.6x (1.3x) 30% (30%) 1 year (1 year) 70.0% (70.0%) 2.63% (2.63%)
Direct venture capital investments: Equipment Leasing	$3.5M	Prior Transaction Analysis Option Pricing Model Discounted Cash Flow	Years to Maturity Volatility Risk-Free Rate Weighted Average Cost of Capital Perpetual Growth Rate	5 years (5 years) 50.0% (50.0%) 2.51% (2.51%) 20% (20%) 3% (3%)
Direct venture capital investments: Intellectual Property	$3.2M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement Weighted Average Cost of Capital Long Term Growth Rate High Growth Rate	5 years (5 years) 55.0% (55.0%) 2.51% (2.51%) 0.0% - 24.3% (0.1%) -61.5% (-61.5%) 100% (100%) 3% (3%) 98.3% (98.3%)
Direct venture capital investments: Medical Devices	$29.5M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.1x - 3.5x (3.2x) 4 years (4 years) 50.0% (50.0%) 2.49% (2.49%)
Direct venture capital investments: Mobile Computing	$19.1M	Prior Transaction Analysis	Years to Maturity Volatility Discount for Lack of Marketability	0.5 years (0.5 years) 65.0% (65.0%) 10.3% (10.3%)
Direct venture capital investments: Semiconductor Equipment	$118.4M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years - 5 years (1.4 years) 40.0% - 50.0% (47.2%) 2.51% (2.51%) 0.0% - 15.2% (12.0%)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2019.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$40,954,730
Gross unrealized depreciation	(64,641,202)
Net unrealized appreciation	$(23,686,472)
Federal income tax cost, Investments	$144,241,059

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

The Company’s income tax provision consists of the following as of December 31, 2019

	2019	2018
Deferred tax (expense)/benefit
Federal	$11,989,897	$(6,328,940)
State	4,285,245	(2,103,619)
Total deferred tax (expense)/benefit	$16,275,142	$(8,432,559)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

financial reporting and income tax purposes, and (iii) the net tax benefit of accumulated net operating losses and capital loss carryforwards. Deferred tax assets and liabilities are measured using effective tax rates expected to apply to taxable income in the years such temporary differences are realized or otherwise settled.

Components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforward	$1,292,784	$505,323
Capital loss carryforward	7,270,082	1,118,004
Net unrealized losses (gains) on investment securities	6,627,475	(9,530,264)
Incentive fee	—	2,591,465
Total deferred tax assets (liabilities), net	15,190,341	(5,315,472)
Valuation allowance	(7,347,758)	(3,117,087)
Net	$7,842,583	$(8,432,559)

For the year ended December 31, 2019, the Company had an effective tax rate of 20.14% and a statutory tax rate of 27.98% with the difference primarily being attributable to the deferred tax benefits recognized during the year.

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2019, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

As of December 31, 2019, the Company had net operating loss carryforwards for federal and state of income tax purposes of $4,620,386, which may be carried forward indefinitely.

As of December 31, 2019, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
12/31/24	20,988,480
Total	$25,983,138

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2019.

PURCHASES AND SALES
Purchases of investment securities	$29,888,755
Proceeds from sales and maturities of investment securities	$(41,756,374)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

TENDER OFFERS. On December 22, 2014, pursuant to our agreement with a shareholder, the Fund commenced a tender offer to purchase up to $20 million of its issued and outstanding common shares for cash at a price per share equal to 95% of the Company’s NAV per share determined as of the close of ordinary trading on the NASDAQ Global Market on December 31, 2014 ($23.2702 per share). The tender offer, which expired on January 22, 2015 at 12:00 midnight, New York City time, was oversubscribed. Because the number of shares tendered exceeded the maximum amount of its offer, the Fund purchased shares from tendering shareholders on a pro-rata basis based on the number of shares properly tendered. Of the 5,044,728 shares properly tendered, the Fund purchased 859,468 shares of common stock pursuant to the tender offer.

On December 16, 2019, the Fund announced the commencement of a “modified Dutch auction” tender offer to purchase up to $2 million of its common stock at a price per share not less than $6.00 and not greater than $8.00, in $0.10 increments. The tender offer expired on February 14, 2020, and resulted in the purchase by the Fund of 285,714 shares of common stock at a price of $7.00 per share. As of February 28, 2020, the Fund had 6,893,056 shares outstanding.

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2018, through December 31, 2019, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
EQX Capital, Inc. Common Stock*	$36,470	$—	$—	$—	$—	$(7,480)	$28,990	100,000
EQX, Inc. Preferred Stock - Series A*	3,491,600	—	—	(800,000)	—	(200,720)	2,490,880	3,200,000
Hera Systems, Inc. Series B Preferred*	—	2,400,000	—	—	—	(1,923,600)	476,400	2,400,000
Hera Systems, Inc. Series A Preferred*	207,977	—	—	—	—	39,337	247,314	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	50,694	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	50,694	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	1,231,365	1,500,000	—	—	—	(1,334,083)	1,397,282	7,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	(16,632)	138,908	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Hera Systems, Inc. Series B Warrants*	$1,380,956	$—	$—	$—	$—	$(147,667)	$1,233,289	6,214,922
Hera Systems, Inc. Series B Warrants*	2,721,950	—	—	—	—	(291,060)	2,430,890	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	1,041,810	1,041,810	5,250,000
IntraOp Medical Corp. Series C Preferred*	13,565,328	—	—	—	—	(12,862,502)	702,826	26,856,187
IntraOp Medical Corp. Convertible Note*	—	1,300,000	92,425	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	—	500,000	13,151	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	16,850	—	—	—	500,000	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	240,000	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,000	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,644,845	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock (1)	19,121,150	—	—	(1,383,012)	(4,049,352)	(12,876,120)	812,666	682,913
Pivotal Systems Common Stock*	53,825,978	—	—	(8,267,813)	1,116,174	(5,004,302)	41,670,037	45,090,506
QMAT, Preferred Stock Series A*	4,612,549	—	—	—	(9,680,305)	5,067,756	—	—
QMAT, Preferred Stock Series B*	1,594,000	—	—	—	(2,000,000)	406,000	—	—
QMAT, Series A Warrant*	112,000	—	—	—	—	(112,000)	—	—
QMAT, Preferred Stock Warrants - Series C*	81,381	—	—	—	—	(81,381)	—	—
QMAT, Convertible Note*	7,002,600	500,000	(21,205)	—	(7,502,600)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	400,000	—	—	(400,000)	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
QMAT, Convertible Note*	$—	$200,000	$—	$—	$(200,000)	$—	$—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	220,000	—	—	(220,000)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	400,000	—	—	(400,000)	—	—	—
QMAT, Convertible Note*	—	150,000	—	—	(150,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	40,000	—	—	(40,000)	—	—	—
Revasum, Common Stock*	58,608,601	—	—	(6,421,274)	1,395,634	(34,409,622)	19,173,339	46,834,340
Silicon Genesis Corp., Common Stock *	4,517	—	—	—	—	(3,872)	645	921,892
Silicon Genesis Corp., Common Warrants*	84	—	—	—	—	(73)	11	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	—	2,000	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	—	1,200	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	25,463	—	—	—	—	(20,306)	5,157	82,914
Silicon Genesis Corp., Series 1-D Preferred*	68,918	—	—	—	—	(55,219)	13,699	850,830

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Silicon Genesis Corp., Series 1-E Preferred*	$1,233,878	$—	$—	$—	$—	$(588,701)	$645,177	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	270,816	—	—	—	—	(128,382)	142,434	912,453
Silicon Genesis Corp., Series 1-G Preferred*	1,443,530	—	—	—	—	(792,072)	651,458	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	137,339	—	—	—	—	(66,030)	71,309	837,942
SVXR, Inc., Preferred Stock Series A	4,923,206	—	—	—	—	(42,083)	4,881,123	8,219,454
Telepathy Investors, Inc. Convertible Note*	195,700	—	(701,523)	—	—	(195,700)	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(35,486)	—	—	(29,355)	—	300,000
Telepathy Investors, Inc. Convertible Note*	14,678	—	(33,557)	—	—	(14,678)	—	150,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	(82,848)	—	—	(48,925)	—	500,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(81,433)	—	—	(29,355)	—	300,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	(122,132)	—	—	(48,925)	—	500,000
Telepathy Investors, Inc. Convertible Note*	19,570	—	3,764	—	—	(19,570)	—	200,000
Telepathy Investors, Inc. Series A Preferred*	927,994	—	—	—	—	(927,994)	—	15,238,000
UCT Coatings, Inc.Common Stock	748,950	—	—	—	—	85,200	834,150	1,500,000
Vufine, Inc., Convertible Note*	11,526	—	(266,301)	—	(1,500,000)	1,488,474	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Vufine, Inc., Convertible Note*	$1,921	$—	$(36,329)	$—	$(250,000)	$248,079	$—	—
Vufine, Inc. Convertible Note*	2,305	—	(19,331)	—	(300,000)	297,695	—	—
Vufine, Inc. Convertible Note*	768	—	(3,616)	—	(100,000)	99,232	—	—
Vufine, Inc. Convertible Note*	1,537	—	(4,077)	—	(200,000)	198,463	—	—
Vufine, Inc., Convertible Note*	2,689	—	(38,548)	—	(350,000)	347,311	—	—
Vufine, Inc., Convertible Note	—	45,000	—	—	(45,000)	—	—	—
Vufine, Inc., Common Stock*	—	—	—	—	(15,000)	15,000	—	—
Vufine, Inc., Series A, Preferred Stock*	—	—	—	—	(2,250,000)	2,250,000	—	—
Wrightspeed, Inc. , Common Stock*	—	7,460,850	—	—	—	(7,456,870)	3,980	69,102
Wrightspeed, Inc. , Common Stock Warrants*	—	—	—	—	—	—	—	181
Wrightspeed, Inc. , Convertible Note	—	4,929,015	341,745	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc. , Preferred Stock- Series AA*	—	13,495,889	—	—	—	(2,870,179)	10,625,710	47,284,219
Wrightspeed, Inc. , Preferred Stock Warrants- Series AA*	—	—	—	—	—	90,242	90,242	609,756
Wrightspeed, Inc., Series C Preferred Stock*	494,803	—	—	(1,922,975)	—	1,428,172	—	—
Wrightspeed, Inc., Series D Preferred Stock*	310,806	—	—	(3,375,887)	—	3,065,081	—	—
Wrightspeed, Inc., Series E Preferred Stock*	136,732	—	—	(1,658,996)	—	1,522,264	—	—
Wrightspeed, Inc., Series F Preferred Stock*	41,344	3,000	—	(502,995)	—	458,651	—	—
Wrightspeed, Inc. Series F Warrants*	29	—	—	—	—	(29)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Wrightspeed, Inc. Convertible Note*	$101,787	$—	$199,185	$(3,700,000)	$—	$3,598,213	$—	—
Wrightspeed, Inc. Convertible Note*	55,020	—	104,667	(2,000,000)	—	1,944,980	—	—
Wrightspeed, Inc. Convertible Note*	82,530	—	157,000	(3,000,000)	—	2,917,470	—	—
Wrightspeed, Inc. Convertible Note*	2,751	—	5,233	(100,000)	—	97,249	—	—
Wrightspeed, Inc. Convertible Note*	—	250,000	12,250	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	500,000	18,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	500,000	17,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	300,000	9,500	(300,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	100,000	2,633	(100,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	600,000	12,600	(600,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	150,000	2,650	(150,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	250,000	3,083	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	650,000	3,900	(650,000)	—	—	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series A*	90,980	—	—	—	—	(90,980)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	224	—	—	—	—	(224)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	22	—	—	—	—	(22)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	11	—	—	—	—	(11)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	3,366,260	—	—	—	—	(3,366,260)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	1,819,600	—	—	—	—	(1,819,600)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	$2,729,400	$—	$—	$—	$—	$(2,729,400)	$—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	8,288	—	—	—	—	(8,288)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	4,480	—	—	—	—	(4,480)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	6,720	—	—	—	—	(6,720)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	18	—	—	—	—	(18)	—	—
Total Affiliates and Controlled Investments	$204,157,528		$1,717,149		$(24,091,097)	$(51,048,691)	$113,190,404
Total Affiliates	34,045,111		—		—	43,117	5,715,273
Total Controlled Investments	$170,112,417		$1,717,149		$(24,091,097)	$(51,091,808)	$107,475,131

*	Controlled Investments.
(1)	Phunware is no longer an affiliate as of December 31, 2019. The amounts are not included in the totals.

As of December 31, 2019, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Unconsolidated Significant Subsidiaries

Our investments are generally in small companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceeds 20%. Rule 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.

As of December 31, 2019, our investment in Pivotal Systems Corp. (“Pivotal”) exceeded the 20% threshold in at least one of the tests under Rule 3-09. Accordingly, we are attaching the audited financial statements of Pivotal to Form 10-K.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

As of December 31, 2019, our investments in IntraOp Medical Corp., Revasum, Inc. and Wrightspeed, Inc. exceeded the 10% threshold in at least one of the three tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for the unconsolidated significant subsidiaries.

INTRAOP MEDICAL CORP.

BALANCE SHEET DATA AS OF:	12/31/19	12/31/18
Total Current Assets	4,267,356	5,922,460
Total Non-Current Assets	14,792,156	11,707,060
Total Current Liabilities	27,493,915	1,964,122
Total Non-Current Liabilities	4,909,627	19,037,231
Non-controlling interest	—	—

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/19	12/31/18	12/31/17
Revenue	6,870,822	3,985,911	4,943,909
Gross Profit	1,549,316	1,358,774	2,617,202
Income/(loss) from operations	(10,169,009)	(8,875,718)	(7,029,910)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(10,053,977)	(8,934,723)	(7,043,169)
Net Income/(loss) attributable to non-controlling interest

REVASUM, INC.

BALANCE SHEET DATA AS OF:	1/5/2020	12/31/2018
Total Current Assets	19,521,000	41,534,000
Total Non-Current Assets	13,106,000	2,672,000
Total Current Liabilities	7,841,000	9,195,000
Total Non-Current Liabilities	3,458,000	18,000
Non-controlling interest	—	—

INCOME STATEMENT DATA FOR THE YEARS ENDED:	1/5/2020	12/31/2018	12/31/2017
Revenue	20,507,000	27,277,000	12,518,000
Gross Profits	2,291,000	10,155,000	3,968,000
Income/(loss) from operations	(14,919,000)	(1,020,000)	(3,703,000)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(14,946,000)	(4,355,000)	(3,751,000)
Net Income/(loss) attributable to non-controlling interest	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

WRIGHTSPEED, INC.

BALANCE SHEET DATA AS OF:	12/31/19	12/31/18
Total Current Assets	11,538,897	11,821,359
Total Non-Current Assets	1,976,558	3,055,988
Total Current Liabilities	11,807,270	17,665,655
Total Non-Current Liabilities	0	0
Non-controlling interest

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/19	12/31/18	12/31/17
Revenue	0	0	0
Gross Profit	(3,221,068)	(2,741,382)	(3,577,947)
Income/(loss) from operations	(8,185,137)	(8,771,851)	(10,842,695)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(9,771,652)	(9,850,477)	(11,022,278)
Net Income/(loss) attributable to non-controlling interest

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
EQX Capital, Inc. Common Stock*	$44,810	$—	$—	$—	$—	$(8,340)	$36,470	100,000
EQX, Inc. Preferred Stock - Series A*	3,975,200	—	—	—	—	(483,600)	3,491,600	4,000,000
Hera Systems, Inc. Series A Preferred*	154,799	—	—	—	—	53,178	207,977	3,642,324
Hera Systems, Inc. Convertible Note*	—	500,000	48,194	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	500,000	29,861	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	453,315	3,500,000	—	—	—	(2,721,950)	1,231,365	5,539,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	—	155,540	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	—	1,380,956	6,214,922
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	2,721,950	2,721,950	12,250,000
IntraOp Medical Corp. Series C Preferred*	11,479,677	—	—	—	—	2,085,651	13,565,328	26,856,187
IntraOp Medical Corp. Convertible Note*	1,000,000	—	244,142	(1,000,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
IntraOp Medical Corp. Convertible Note*	$1,000,000	$—	$163,253	$(1,000,000)	$—	$—	$—	—
IntraOp Medical Corp. Convertible Note*	1,500,000	—	233,784	(1,500,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	1,000,000	—	160,603	(1,000,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	—	2,000,000	235,068	(2,000,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	—	1,500,000	67,192	(1,500,000)	—	—	—	—
IntraOp Medical Corp. Convertible Note*	—	1,000,000	7,397	(1,000,000)	—	—	—	—
IntraOp Medical Corp. Term Note*	3,000,000	—	240,000	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,000	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	—	10,961,129	4,505	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock	—	9,999,997	—	—	(2)	9,121,155	19,121,150	1,495,113
Phunware, Inc.Preferred Stock - Series E	12,018,563	—	—	(9,999,997)	—	(2,018,566)	—	—
Pivotal Systems, Series A Preferred*	8,453,614	—	—	(6,000,047)	—	(2,453,567)	—	—
Pivotal Systems, Series B Preferred*	9,270,308	—	—	(6,321,483)	—	(2,948,825)	—	—
Pivotal Systems, Series C Preferred*	2,560,254	—	—	(2,657,862)	—	97,608	—	—
Pivotal Systems, Series D Preferred*	5,009,720	—	—	(3,975,801)	—	(1,033,919)	—	—
Pivotal Systems, Series D Warrants*	618,392	—	—	—	—	(618,392)	—	—
Pivotal Systems, Common Stocks Warrants - Class B*	8,741,172	—	—	—	—	(8,741,172)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Pivotal Systems Common Stock*	$—	$21,869,876	$—	$(2,914,684)	$491,004	$34,379,782	$53,825,978	53,758,441
QMAT, Preferred Stock Series A*	17,394,341	24,290,124	—	(24,290,124)	(6,319,935)	(6,461,857)	4,612,549	16,000,240
QMAT, Preferred Stock Series B*	2,132,600	—	—	—	—	(538,600)	1,594,000	2,000,000
QMAT, Series A Warrant*	1,086,600	—	—	—	—	(974,600)	112,000	2,000,000
QMAT, Preferred Stock Warrants - Series C*	—	—	—	—	—	81,381	81,381	4,932,208
QMAT, Convertible Note*	—	350,000	3,474	(350,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	153	(100,000)	—	—	—	—
QMAT, Convertible Note*	—	350,000	21,249	(350,000)	—	—	—	—
QMAT, Convertible Note*	—	3,482,208	225,914	(3,482,208)	—	—	—	—
QMAT, Convertible Note*	2,745,485	—	31,291	(2,745,485)	—	—	—	—
QMAT, Convertible Note*	—	7,002,600	27,627	—	—	—	7,002,600	7,002,600
QMAT, Convertible Note*	—	1,000,000	47,781	(1,000,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	3,090	(100,000)	—	—	—	—
QMAT, Convertible Note*	—	100,000	2,696	(100,000)	—	—	—	—
QMAT, Convertible Note*	—	200,000	4,690	(200,000)	—	—	—	—
QMAT, Convertible Note*	—	300,000	6,115	(300,000)	—	—	—	—
QMAT, Convertible Note*	—	350,000	4,910	(350,000)	—	—	—	—
QMAT, Convertible Note*	—	400,000	3,945	(400,000)	—	—	—	—
Revasum, Preferred Stock, Series B*	2,550,033	—	—	(2,550,033)	—	—	—	—
Revasum, Term Note*	1,000,000	—	30,383	(1,000,000)	—	—	—	—
Revasum, Common Stock*	29,908	21,071,905	—	(3,250,002)	715,002	40,041,788	58,608,601	53,834,340
Revasum, Common Stock Warrants*	—	500,000	—	(500,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Revasum, Convertible Note*	$—	$1,846,397	$30,036	$(1,846,397)	$—	$—	$—	—
Revasum, Convertible Note*	—	365,783	4,590	(365,783)	—	—	—	—
Revasum, Preferred Stock - Series Seed*	8,966,760	6,725,070	—	(14,000,140)	(9,075)	(1,682,615)	—	—
Revasum, Preferred Stock Series A*	2,256,355	—	—	(1,999,996)	—	(256,359)	—	—
Silicon Genesis Corp., Common Stock *	16,871	—	—	—	—	(12,354)	4,517	921,892
Silicon Genesis Corp., Common Warrants*	357	—	—	—	—	(273)	84	37,982
Silicon Genesis Corp., Common Warrants*	11,000	—	—	—	—	(9,000)	2,000	5,000,000
Silicon Genesis Corp., Common Warrants*	6,600	—	—	—	—	(5,400)	1,200	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	74,258	—	—	—	—	(48,795)	25,463	82,914
Silicon Genesis Corp., Series 1-D Preferred*	205,646	—	—	—	—	(136,728)	68,918	850,830
Silicon Genesis Corp., Series 1-E Preferred*	2,063,310	—	—	(87,402)	—	(742,030)	1,233,878	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	456,318	—	—	(19,285)	—	(166,217)	270,816	912,453
Silicon Genesis Corp., Series 1-G Preferred*	3,023,658	1,658,300	—	(1,740,736)	(620,377)	(877,315)	1,443,530	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	236,551	—	—	(9,607)	—	(89,605)	137,339	837,942
SVXR, Inc. Convertible Note	1,000,000	1,000,000	54,521	(2,000,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
SVXR, Inc., Preferred Stock Series A	$1,000,000	$3,082,192	$—	$—	$—	$841,014	$4,923,206	8,219,454
SVXR, Inc. Convertible Note	—	1,000,000	24,658	(1,000,000)	—	—	—	—
Telepathy Investors, Inc. Convertible Note*	302,140	—	254,793	—	—	(106,440)	195,700	2,000,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	30,417	—	—	(15,966)	29,355	300,000
Telepathy Investors, Inc. Convertible Note*	22,661	—	17,377	—	—	(7,983)	14,678	150,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	55,286	—	—	(26,610)	48,925	500,000
Telepathy Investors, Inc. Convertible Note*	45,321	—	36,056	—	—	(15,966)	29,355	300,000
Telepathy Investors, Inc. Convertible Note*	75,535	—	58,858	—	—	(26,610)	48,925	500,000
Telepathy Investors, Inc. Convertible Note*	—	200,000	6,356	—	—	(180,430)	19,570	200,000
Telepathy Investors, Inc. Series A Preferred*	937,137	—	—	—	—	(9,143)	927,994	15,238,000
UCT Coatings, Inc.Common Stock	922,050	—	—	—	—	(173,100)	748,950	1,500,000
UCT Coatings, Inc.Common Stock Warrants	4	—	—	—	(67)	63	—	—
Vufine, Inc., Convertible Note*	1,229,280	—	180,000	—	—	(1,217,754)	11,526	1,500,000
Vufine, Inc., Convertible Note*	204,880	—	30,000	—	—	(202,959)	1,921	250,000
Vufine, Inc. Convertible Note*	—	300,000	19,332	—	—	(297,695)	2,305	300,000
Vufine, Inc. Convertible Note*	—	100,000	3,616	—	—	(99,232)	768	100,000
Vufine, Inc. Convertible Note*	—	200,000	4,077	—	—	(198,463)	1,537	200,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Vufine, Inc., Convertible Note*	$—	$350,000	$38,548	$—	$—	$(347,311)	$2,689	350,000
Vufine, Inc., Common Stock*	—	—	—	—	—	—	—	750,000
Vufine, Inc., Series A Preferred Stock*	—	—	—	—	—	—	—	22,500,000
Wrightspeed, Inc., Series C Preferred Stock	5,704,296	368,088	—	(368,088)	(4,915,008)	(294,485)	494,803	2,267,659
Wrightspeed, Inc., Series D Preferred Stock	3,161,018	—	—	—	—	(2,850,212)	310,806	1,100,978
Wrightspeed, Inc., Series E Preferred Stock	1,350,323	—	—	—	—	(1,213,591)	136,732	450,814
Wrightspeed, Inc., Series F Preferred Stock	471,295	—	—	—	—	(429,951)	41,344	90,707
Wrightspeed, Inc. Series F Warrants	28,703	—	—	—	—	(28,674)	29	18,141
Wrightspeed, Inc. Convertible Note	—	3,700,000	302,167	—	—	(3,598,213)	101,787	3,700,000
Wrightspeed, Inc. Convertible Note	—	2,000,000	129,333	—	—	(1,944,980)	55,020	2,000,000
Wrightspeed, Inc. Convertible Note	—	3,000,000	144,000	—	—	(2,917,470)	82,530	3,000,000
Wrightspeed Convertible Note	—	250,000	6,822	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	100,000	33	—	—	(97,249)	2,751	100,000
Wrightspeed, Inc. Convertible Note	—	300,000	2,170	(300,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note	—	150,000	247	(150,000)	—	—	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	90,980	90,980	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	224	224	200,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	22	22	13,606

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/17	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/18	SHARES HELD AT 12/31/18
Wrightspeed, Inc. Preferred Stock Warrants - Series F	$—	$—	$—	$—	$—	$11	$11	6,803
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	3,366,260	3,366,260	7,400,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	1,819,600	1,819,600	4,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	2,729,400	2,729,400	6,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	8,288	8,288	7,400,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	4,480	4,480	4,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	6,720	6,720	6,000,000
Wrightspeed, Inc. Preferred Stock Warrants - Series F	—	—	—	—	—	18	18	11,338
Total Affiliates and Controlled Investments	$134,648,470		$3,440,610		$(10,658,458)	$48,119,007	$204,157,528
Total Affiliates	24,656,252		663,951		(4,915,077)	2,421,744	34,045,111
Total Controlled Investments	$109,992,218		$2,776,659		$(5,743,381)	$45,697,263	$170,112,417

*	Controlled investments.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2019

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

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2019, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears on page [42] herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

Part III

Item 10.     Directors, Executives Officers And Corporate Governance

Information required by this item will be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2020 (the “2020 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2019, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11.     Executive Compensation

Information required by this item will be contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

Information required by this item will be contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.     Exhibits, Financial Statements Schedules

1. Financial Statements

The following financial statements of the Company are filed as part of this report:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	42
Statement of Assets and Liabilities as of December 31, 2019	44
Schedule of Investments as of December 31, 2019	45
Statement of Operations as of December 31, 2019	56
Statement of Cash Flows as of December 31, 2019	57
Statement of Changes in Net Assets as of December 31, 2019	58
Financial Highlights	59
Notes to Financial Statements	61

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 16, 2020	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 16, 2020
Kevin Landis

*	Director	March 16, 2020
Greg Burglin

*	Director	March 16, 2020
Kimun Lee

*	Director	March 16, 2020
Nicholas Petredis

*	Director	March 16, 2020
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
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

3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2019.
4.1	Description of Securities - filed herewith
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

10.4.1	Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. as filed with the Securities and Exchange Commission on March 18, 2019
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

14.2	Registrant's Code of Ethics is incorporated by reference to Exhibit 14.2 to the Registrant's form 10-K as filed wioth the Securities and Exchange Commission on March 19, 2019.
24.1	Power of Attorney is incorporated by reference to Exhibit 24 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith
99.1	Separate financial statements of Pivotal Systems Corp. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X—filed herewith

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
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

● Social Security number

● Banking information

● Account transactions

● Retirement assets

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

How does Firsthand Technology Value Fund, Inc. collect my personal information?	We collect your personal information, for example, when you ● open an account or deposit money
Why can’t I limit all sharing?

Federal law gives you the right to limit only

● sharing for affiliates’ everyday business purposes—information about your creditworthiness

● affiliates from using your information to market to you

● sharing for nonaffiliates to market to you

State laws and individual companies may give you additional rights to limit sharing.

Definitions
Affiliates	Companies related by common ownership or control. They can be financial and nonfinancial companies. ● Firsthand Capital Management, Inc. and Firsthand Funds
Nonaffiliates

Companies not related by common ownership or control. They can be financial and nonfinancial companies.

● BNY Mellon Investment Servicing (U.S.) Inc. (Transfer Agent for Firsthand Technology Value Fund, Inc. and Firsthand Funds)

Joint marketing	A formal agreement between nonaffiliated financial companies that together market financial products or services to you.

Other important information

This notice applies to individual consumers who are customers or former customers. This notice replaces all previous notices of our consumer privacy policy, and may be amended at any time. We will keep you informed of changes or amendments as required by law.

Additional Information for California Residents

This section supplements the information contained in the other sections of this Privacy Notice and applies solely to clients, visitors, users, and others who reside in the state of California (“consumers” or “you”) and for whom we have data that is subject to the California Consumer Privacy Act of 2018 as may be amended or supplemented from time to time (“CCPA”). This Privacy Notice, including this additional information, is provided to comply with the CCPA and other California privacy laws. Any terms defined in the CCPA have the same meaning when used in this section.

Depending upon how you interact with us, you may have various rights in connection with our processing of your personal information, each of which is explained below.

●    Access. You may have the right to confirm with us whether your personal information is processed, and if it is, to request access to that personal information including the categories of personal information processed, the purpose of the processing and the recipients or categories of recipients. We do have to consider the interests of others though, so this is not an absolute right and there are additional exceptions under the CCPA. Also, we are not obligated to respond to more than two access requests for the same individual's personal information within a 12-month period.

●     Deletion. You may have the right to ask us to erase personal information concerning you, except we are not obligated to do so if we need to retain such data in order to comply with a legal obligation or to establish, exercise, or defend legal claims or under other exceptions under the CCPA.

You have a right to receive non-discriminatory treatment for the exercise of the privacy rights conferred by the CCPA.

To exercise one or more of these rights, please contact us as explained below. Please note that we may need to verify your identity before we can fulfill your request.

●    You can submit your request by calling us at (800) 331-1710.

When we tell you that we need additional information to verify your identity, you must get us the information within ten (10) calendar days or we may deny your request. We will endeavor to respond to a verified request within 45 days, unless there are grounds for extending our response timeframe by up to an additional 45 days. In the event of an extension, we will explain to you why the extension is necessary. In some cases, your ability to access or delete your personal information will be limited, as required or permitted by applicable law, even when the CCPA applies to the personal information we have for you.