Form 10-Q
period 2020-03-31
Firsthand Technology Value Fund, Inc.
filed 2020-05-11
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2020 or

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

☐ Large Accelerated Filer ☐ Non-accelerated Filer (Do not check if smaller reporting company)	☑ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2020
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of March 31, 2020 (Unaudited) and December 31, 2019	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2020 and March 31, 2019	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2020 the Three Months Ended March 31, 2019	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2020 the Three Months Ended March 31, 2019	6
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2020 (Unaudited) (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016 (Consolidated), and for the Year Ended December 31, 2015 (Consolidated)	7
Consolidated Schedule of Investments as of March 31, 2020 (Unaudited) and for the Year Ended December 31, 2019	9
Consolidated Notes To Financial Statements (Unaudited)	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	45
PART II. OTHER INFORMATION	46
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	47
SIGNATURES	48

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2020 (UNAUDITED)		AS OF DECEMBER 31, 2019
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$6,817,056	*	$11,722,468	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	132,749,164		127,774,164
Total acquisition cost	$144,310,647		$144,241,059
Unaffiliated investments at market value	$1,838,043	*	$7,364,183	*
Affiliated investments at market value	5,949,841		5,715,273
Controlled investments at market value	70,391,262		107,475,131
Total market value ** (Note 6)	78,179,146		120,554,587
Cash	20,379		—
Receivable from dividends and interest	3,173,643		2,507,714
Deferred tax benefit	2,803,718		7,842,583
Other assets	39,705		21,800
Total Assets	84,216,591		130,926,684
LIABILITIES
Payable to affiliates (Note 4)	3,999,803		3,461,822
Consulting fee payable	32,000		16,500
Accrued expenses and other payables	345,528		358,971
Total Liabilities	4,377,331		3,837,293
NET ASSETS	$79,839,260		$127,089,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$7,179
Paid-in-capital	176,770,722		178,770,434
Total distributable earnings (loss)	(96,938,355)		(51,688,222)
NET ASSETS	$79,839,260		$127,089,391

Shares of Common Stock outstanding	7,016,432		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		7,178,770
Net asset value per share (Note 2)	$11.58		$17.70

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/20 and 12/31/19 were 0.26% and 1.50% respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2020	MARCH 31, 2019
INVESTMENT INCOME
Unaffiliated interest	$14,370	$4,571
Affiliated/controlled interest	757,927	810,321
TOTAL INVESTMENT INCOME	772,297	814,892
EXPENSES
Investment advisory fees (Note 4)	508,449	1,033,258
Administration fees	34,146	35,125
Custody fees	3,961	3,879
Transfer agent fees	8,148	8,565
Registration and filing fees	7,882	7,570
Professional fees	80,230	82,820
Printing fees	26,164	17,095
Trustees fees	50,000	50,000
Compliance fees	29,533	29,288
Miscellaneous fees	11,443	19,408
TOTAL GROSS EXPENSES	759,956	1,287,008
Incentive fee adjustments (Note 4)	—	(1,076,660)
TOTAL NET EXPENSES	759,956	210,348
NET INVESTMENT INCOME (LOSS), BEFORE TAXES	12,341	604,544
Deferred tax benefit/(expense)	—	98,506
Net investment income (loss), net of deferred taxes	12,341	703,050
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	—	390,537
Non-affiliated/controlled and other assets	2,221,418	3,740,785
Deferred tax benefit/expenses	(3,012,346)	(999,076)
Net realized gains (losses), net of deferred taxes	(790,928)	3,132,246
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(620,728)	(1,202,831)
Affiliated/controlled investments and foreign currency	(39,413,763)	(10,854,614)
Affiliated/controlled warrants investments (1)	(2,410,538)	2,644,525
Deferred tax benefit/(expense)	(2,026,517)	2,740,523
Net change in unrealized appreciation (depreciation), net of deferred taxes	(44,471,546)	(6,672,397)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(45,262,474)	(3,540,151)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(45,250,133)	$(2,837,101)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(6.42)	$(0.40)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(45,250,133)	$(2,837,101)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(3,225,000)	(1,600,000)
Proceeds from disposition of investments	2,221,418	8,051,115
Net purchases / sales from short-term investments	3,155,412	(3,405,617)
Increase in dividends, interest, and reclaims receivable	(665,929)	(727,026)
Increase in receivable in investment sold	—	(2,973,180)
Increase in payable to affiliates	537,981	1,062,545
Increase (decrease) in incentive fees payable	—	(1,076,660)
Increase in other assets	(17,905)	(18,096)
Increase in accrued expenses and other payables	2,057	102,757
Increase (decrease) in deferred tax benefit/liability	5,038,865	(1,839,953)
Net realized gain (loss) from investments	(2,221,418)	(4,131,322)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	42,445,029	9,412,920
Net cash (used in) operating activities	2,020,377	20,382

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(1,999,998)	—
Distributions paid from net realized gains	—	—
Net cash (used in) financing activities	(1,999,998)	—

Net increase (decrease) in cash	20,379	20,382
Cash - beginning of period	—	—
Cash - end of period	$20,379	$20,382

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$12,341	$703,050
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	(790,928)	3,132,246
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	(44,471,546)	(6,672,397)
Net increase (decrease) in net assets from operations	(45,250,133)	(2,837,101)

DISTRIBUTIONS TO SHAREHOLDERS:	—	—

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	(1,999,998)	—
Net decrease in net assets from capital share transactions	(1,999,998)	—
TOTAL INCREASE/(DECREASE) IN NET ASSETS	(47,250,131)	(2,837,101)

NET ASSETS:
Beginning of period	127,089,391	191,617,959
End of period	$79,839,260	$188,780,858

COMMON STOCK ACTIVITY:
Shares repurchased	(285,714)	—
Net decrease in shares outstanding	(285,714)	—
Shares outstanding, beginning of period	7,178,770	7,178,770
Shares outstanding, end of period	6,893,056	7,178,770

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
Net asset value at beginning of period	$17.70		$26.69	$23.83		$20.04	$22.79	$24.49
Income from investment operations:
Net investment income (loss), before deferred taxes	—	(1)(2)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)
Deferred tax benefit	—		(0.08)	0.07		—	—	—
Net investment gain (losses)	—	(2)	0.82	(1.22)		(0.62)	(0.52)	(0.06)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(5.87)		(12.15)	5.13		4.21	(2.76)	(1.78)
Deferred tax expense	(0.71)		2.34	(1.23)		—	—	—
Net realized and unrealized gains (losses) on investments	(6.58)		(9.81)	3.90		4.21	(2.76)	(1.78)
Total from investment operations	(6.58)		(8.99)	2.68		3.59	(3.28)	(1.84)

Distributions from:
Realized capital gains	—		—	(0.03)		—	—	—
Anti-dilutive effect from capital share transactions	0.46		—	0.21		0.20	0.53	0.14
Net asset value at end of period	$11.58		$17.70	$26.69		$23.83	$20.04	$22.79

Market value at end of period	$3.71		$6.43	$11.20		$8.96	$7.67	$8.17

Total return
Based on Net Asset Value	(34.58	)%(A)	(33.68)%	12.39%		18.91%	(12.07)%	(6.94)%
Based on Market Value	(42.30	)%(A)	(42.59)%	25.43%		16.82%	(6.12)%	(56.19)%
Net assets at end of period (millions)	$79.8		$127.1	$191.6		$174.0	$148.9	$175.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016		FOR THE YEAR ENDED DECEMBER 31, 2015
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	2.95	%(B)	(2.84	)%(3)	6.75	%(3)	4.13	%(3)	2.90	%(3)	1.36	%(3)
Deferred tax (benefit)/ expense (4)(5)	19.59	%(B)	(9.91)%		4.43%		—		—		—
Total expenses	22.54	%(B)	(12.75	)%(3)	11.18	%(3)	4.13%		2.90%		1.36%
Total expenses, excluding incentive fees and deferred tax expense	2.95	%(B)	2.80%		2.77%		2.98%		2.90%		2.68%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	0.05	%(B)	3.93	%(3)	(4.93	)%(3)	(3.07)%		(2.36)%		(0.24)%
Deferred tax benefit (5)(6)	—	(B)	(0.33)%		0.28%		—		—		—
Net investment income (loss)	0.05	%(B)	3.60%		(4.65)%		(3.07)%		(2.36)%		(0.24)%
Portfolio turnover rate	2	%(A)	18%		44%		22%		49%		22%

(1)	Calculated using average shares outstanding

(2)	Less than $0.005 per share.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$26,410
(3.1%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	3,200,000	3,200,000	2,433,600
					2,460,010

HERA SYSTEMS, INC. (5.9%) Aerospace	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	56,092
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	713,775
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/20	2,650,000	2,650,000	268,710
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	1,240,557
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	531,667
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	629,385
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	70,889
					4,761,075

INTRAOP MEDICAL CORP. (17.5%) Medical Devices	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	7,740,421
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	918,021

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	$500,000	$353,085
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	353,085
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	706,170
	Convertible Note Matures June 2020 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	353,085
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	0
	Term Note Matures June 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	2,118,510
	Term Note Matures June 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	1,412,340
					13,954,717

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2021 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (1.1%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	858,920
Semiconductor Equipment

PHUNWARE, INC.	Common Stock*	3/14/2014	682,913	4,567,633	460,966
(0.6%)
Mobile Computing

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (31.1%)	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	45,090,506	$12,294,557	$24,820,103
Semiconductor Equipment

QUICKLOGIC CORP. (0.1%)	Common Stock *	12/27/16 - 11/09/17	42,857	852,980	121,714
Semiconductors

REVASUM, INC. (12.2%)	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	46,834,340	13,512,264	9,782,691
Semiconductor Equipment

SILICON GENESIS CORP. (1.5%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	526,524
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	2,728
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	7,147
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	369
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	4
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	116,429
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	75
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	45
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	518,535
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	58,153
					1,230,009

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SVXR, INC. (6.8%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	$4,082,192	$5,404,291
Semiconductor Equipment

TELEPATHY INVESTORS, INC.	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	0
(0.0%) Consumer Electronics	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	300,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	0
	Convertible Note Matures March 2020 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	0
					0

UCT COATINGS, INC. (0.7%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	545,550
Advanced Materials

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.	Common Stock *(1)(2)(4)	6/7/2019	69,102	$7,460,851	$4,602
(16.8%) Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	7
	Convertible Note Matures December 2020 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 3/25/2020	57,650,071	16,470,888	8,393,850
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	55,183
					13,382,657

INVESTMENT COMPANY (0.4%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	296,443	296,443	296,443

TOTAL INVESTMENTS (Cost $144,310,647) — 97.9%					78,179,146

OTHER ASSETS IN EXCESS OF LIABILITIES— 2.1%					1,660,114

NET ASSETS — 100.0%					$79,839,260

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At March 31, 2020, we held $77,300,023 (or 96.82% of net assets) in restricted securities (see Note 2).

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

MARCH 31, 2020 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On March 31, 2020, our financial statements include venture capital investments valued at approximately $42.7 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2020, we held $77,300,023 in restricted securities. At December 31, 2019, we held $114,282,924 in restricted securities.

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

MARCH 31, 2020 (UNAUDITED)

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

The average quarterly volume of the Company’s derivatives during the three months ended March 31, 2020 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	4,335,716	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2019, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2020, there were no incentive fee adjustments. For the three months ended March 31, 2019, there was an incentive fee adjustment of ($1,076,660).

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2020:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$545,550
Automotive	—	—	4,602
Equipment Leasing	—	—	26,410
Intellectual Property	—	—	369
Mobile Computing	460,966	—	—
Semiconductor Equipment	—	—	34,602,794
Semiconductors	121,714	—	—
Total Common Stocks	582,680	—	35,179,725

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$1,038,577
Automotive	—	—	8,393,850
Equipment Leasing	—	—	2,433,600
Intellectual Property	—	—	1,229,516
Semiconductor Equipment	—	—	6,263,211
Total Preferred Stocks	—	—	19,358,754
Asset Derivatives *
Equity Contracts	—	—	2,527,812
Total Asset Derivatives	—	—	2,527,812
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	1,250,000
Automotive	—	—	4,929,015
Medical Devices	—	—	13,954,717
Total Convertible Notes	—	—	20,233,732
Mutual Funds	296,443	—	—
Total	$879,123	$—	$77,300,023

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/2020
Common Stocks
Advanced Materials	$834,150	$—	$—	$—	$(288,600)	$—	$545,550
Automotive	3,980	—	—	—	622	—	4,602
Equipment Leasing	28,990	—	—	—	(2,580)	—	26,410
Intellectual Property	645	—	—	—	(276)	—	369
Semiconductor Equipment	60,843,376	—	—	—	(26,240,582)	—	34,602,794
Preferred Stocks
Aerospace	2,120,996	250,000	—	—	(1,332,419)	—	1,038,577
Automotive	10,625,710	2,975,000	—	—	(5,206,860)	—	8,393,850
Equipment Leasing	2,490,880	—	—	—	(57,280)	—	2,433,600
Intellectual Property	1,529,234	—	—	—	(299,718)	—	1,229,516
Medical Devices	702,826	—	—	—	(702,826)	—	—
Semiconductor Equipment	5,873,643	—	—	—	389,568	—	6,263,211
Asset Derivatives
Equity Contracts	4,938,350	—	—	—	(2,410,538)	—	2,527,812
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	1,000,000	250,000	—	—	—	—	1,250,000
Automotive	4,929,015	—	—	—	—	—	4,929,015
Medical Devices	18,261,129	1,500,000	—	—	(5,806,412)	—	13,954,717
Total	$114,282,924	$4,975,000	$—	$—	$(41,957,901)	$—	$77,300,023

(1) The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of March 31, 2020 was $(41,957,900).

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2020:

	FAIR VALUE AT 3/31/20	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.6M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	8.3% - 9.0% (8.7%) 21.8% (21.8%) 5 years (5 years) 50.0% (50.0%) 0.37% (0.37%) 22.7% (22.7%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

	FAIR VALUE AT 3/31/20	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Aerospace	$4.8M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.37% (0.37%) 30% (30%)
Direct venture capital investments: Automotive	$13.4M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.37% (0.37%) 22.7% (22.7%) 45% (45%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	5 years (5 years) 70.0% (70.0%) 0.37% (0.37%) 90%
Direct venture capital investments: Equipment Leasing	$2.5M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	4.4% - 6.3% (5.4%) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.37% (0.37%)
Direct venture capital investments: Intellectual Property	$1.2M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 0.37% (0.37%) 0.0% - 24.3% (0.0%) -68.8% (-68.8%)
Direct venture capital investments: Medical Devices	$14.0M	Market Comparable Companies	Revenue Multiple	2.3x – 2.9x (2.6x)
Direct venture capital investments: Semiconductor Equipment	$40.8M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	0 years – 5 years (0.3 years) 40.0% - 72.7% (59.3%) 0.37% (0.37%) 0.0% - 13.3% (6.3%) -14.8% - 0.0% (-0.3%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2020.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$16,381,864
Gross unrealized depreciation	(82,513,365)
Net unrealized appreciation	$(66,131,501)
Federal income tax cost, Investments	$144,310,647

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

The Company’s income tax provision consists of the following as of December 31, 2019

Deferred tax (expense)/benefit
Federal	$11,989,897
State	4,285,245
Total deferred tax (expense)/benefit	$16,275,142

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

MARCH 31, 2020 (UNAUDITED)

financial reporting and income tax purposes, and (iii) the net tax benefit of accumulated net operating losses and capital loss carryforwards. Deferred tax assets and liabilities are measured using effective tax rates expected to apply to taxable income in the years such temporary differences are realized or otherwise settled.

Components of the Company’s deferred tax assets and liabilities as of December 31, 2019 are as follows:

AMOUNT
Deferred tax assets (liabilities):
Net operating loss carryforward	$1,292,784
Capital loss carryforward	7,270,082
Net unrealized losses (gains) on investment securities	6,627,475
Incentive fee	—
Total deferred tax assets (liabilities), net	15,190,341
Valuation allowance	(7,347,758)
Net	$7,842,583

For the year ended December 31, 2019, the Company had an effective tax rate of 20.14% and a statutory tax rate of 27.98% with the difference primarily being attributable to the deferred tax benefits recognized during the year.

For the three months ended March 31, 2020 and 2019, the Company had an effective tax rate of (12.5%) and 39.34%, respectively; and a federal statutory tax rate in each year of 21%. The difference in the effective and statutory rates for each of the three months ended March 31, 2020 and 2019 are primarily attributable to the deferred taxes recognized each period.

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

MARCH 31, 2020 (UNAUDITED)

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

As of December 31, 2019, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
12/31/24	20,988,480
Total	$25,983,138

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2020.

PURCHASES AND SALES
Purchases of investment securities	$3,225,000
Proceeds from sales and maturities of investment securities	$(2,221,418)

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

MARCH 31, 2020 (UNAUDITED)

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

On December 16, 2019, the Fund announced the commencement of a “modified Dutch auction” tender offer to purchase up to $2 million of its common stock at a price per share not less than $6.00 and not greater than $8.00, in $0.10 increments. The tender offer expired on February 14, 2020, and resulted in the purchase by the Fund of 285,714 shares of common stock at a price of $7.00 per share. As of March 31, 2020, the Fund had 6,893,056 shares outstanding.

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2019, through March 31, 2020, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/20	SHARES HELD AT 3/31/2020
EQX Capital, Inc. Common Stock*	$28,990	$—	$—	$—	$—	$(2,580)	$26,410	100,000
EQX, Inc. Preferred Stock - Series A*	2,490,880	—	—	—	—	(57,280)	2,433,600	3,200,000
Hera Systems, Inc. Series C Preferred*	476,400	250,000	—	—	—	(457,690)	268,710	2,650,000
Hera Systems, Inc. Series A Preferred*	247,314	—	—	—	—	(191,222)	56,092	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	12,639	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	12,639	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	250,000	625	—	—	—	250,000	250,000
Hera Systems, Inc. Series B Preferred*	1,397,282	—	—	—	—	(683,507)	713,775	7,039,203

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/20	SHARES HELD AT 3/31/2020
Hera Systems, Inc. Series B Warrants*	$138,908	$—	$—	$—	$—	$(68,019)	$70,889	700,000
Hera Systems, Inc. Series B Warrants*	1,233,289	—	—	—	—	(603,904)	629,385	6,214,922
Hera Systems, Inc. Series B Warrants*	2,430,890	—	—	—	—	(1,190,333)	1,240,557	12,250,000
Hera Systems, Inc. Series B Warrants*	1,041,810	—	—	—	—	(510,143)	531,667	5,250,000
IntraOp Medical Corp. Series C Preferred*	702,826	—	—	—	—	(702,826)	—	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	48,616	—	—	(381,979)	918,021	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,699	—	—	(146,915)	353,085	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,699	—	—	(146,915)	353,085	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	13,973	—	—	(293,830)	706,170	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	1,438	—	—	(146,915)	353,085	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	59,835	—	—	(881,490)	2,118,510	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	39,890	—	—	(587,660)	1,412,340	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	471,404	—	—	(3,220,708)	7,740,421	10,961,129
Pivotal Systems Common Stock*	41,670,037	—	—	—	—	(16,849,934)	24,820,103	45,090,506
Revasum, Common Stock*	19,173,339	—	—	—	—	(9,390,648)	9,782,691	46,834,340
Silicon Genesis Corp., Common Stock *	645	—	—	—	—	(276)	369	921,892
Silicon Genesis Corp., Common Warrants*	11	—	—	—	—	(7)	4	37,982

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/20	SHARES HELD AT 3/31/2020
Silicon Genesis Corp., Common Warrants*	$2,000	$—	$—	$—	$—	$(1,925)	$75	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	(1,155)	45	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	5,157	—	—	—	—	(2,429)	2,728	82,914
Silicon Genesis Corp., Series 1-D Preferred*	13,699	—	—	—	—	(6,552)	7,147	850,830
Silicon Genesis Corp., Series 1-E Preferred*	645,177	—	—	—	—	(118,653)	526,524	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	142,434	—	—	—	—	(26,005)	116,429	912,453
Silicon Genesis Corp., Series 1-G Preferred*	651,458	—	—	—	—	(132,923)	518,535	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	71,309	—	—	—	—	(13,156)	58,153	837,942
SVXR, Inc., Preferred Stock Series A	4,881,123	—	—	—	—	523,168	5,404,291	8,219,454
Telepathy Investors, Inc. Convertible Note*	—	—	(45,591)	—	—	—	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	—	(6,839)	—	—	—	—	300,000
Telepathy Investors, Inc. Convertible Note*	—	—	(3,419)	—	—	—	—	150,000
Telepathy Investors, Inc. Convertible Note*	—	—	(11,398)	—	—	—	—	500,000
Telepathy Investors, Inc. Convertible Note*	—	—	(6,839)	—	—	—	—	300,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/20	SHARES HELD AT 3/31/2020
Telepathy Investors, Inc. Convertible Note*	$—	$—	$(11,398)	$—	$—	$—	$—	500,000
Telepathy Investors, Inc. Convertible Note*	—	—	(4,559)	—	—	—	—	200,000
Telepathy Inc. Preferred Stock Series A*	—	—	—	—	—	—	—	15,238,000
UCT Coatings, Inc.Common Stock	834,150	—	—	—	—	(288,600)	545,550	1,500,000
Wrightspeed, Inc., Common Stock*	3,980	—	—	—	—	622	4,602	69,102
Wrightspeed, Inc., Common Stock Warrants*	—	—	—	—	—	7	7	181
Wrightspeed, Inc., Convertible Note	4,929,015	—	149,513	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Preferred Stock- Series AA*	10,625,710	2,975,000	—	—	—	(5,206,860)	8,393,850	57,650,071
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	90,242	—	—	—	—	(35,059)	55,183	609,756

Total Affiliates and Controlled Investments	$113,190,404		$757,927		$—	$(41,824,301)	$76,341,103
Total Affiliates	5,715,273		—		—	234,568	5,949,841
Total Controlled Investments	$107,475,131		$757,927		$—	$(42,058,869)	$70,391,262

*	Controlled Investments.

As of March 31, 2020, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2020 (UNAUDITED)

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $78.2 million as of March 31, 2020, as compared to approximately $120.6 million as of December 31, 2019.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019
Semiconductor Equipment	51.2%	52.5%
Medical Devices	17.5%	14.9%
Mobile Computing	0.6%	0.6%
Advanced Materials	0.8%	0.8%
Automotive	16.8%	12.3%
Aerospace	5.9%	6.3%
Equipment Leasing	3.1%	2.0%
Intellectual Property	1.5%	1.2%
Consumer Electronics	0.0%	0.0%
Semiconductor	0.1%	0.2%
Exchange-Traded/Money Market Funds	0.4%	4.1%
Other Assets	2.1%	5.1%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended March 31, 2020 and March 31, 2019

INVESTMENT INCOME

For the three months ended March 31, 2020, we had investment income of $772,297 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp., Wrightspeed, and Hera Systems.

For the three months ended March 31, 2019, we had investment income of $814,892 primarily attributable to interest accrued on convertible/term note investments with QMAT, Wrightspeed, Vufine, Telepathy Investors and IntraOp Medical Corp.

The lower level of investment income in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due to the decreased investments in convertible/term notes.

OPERATING EXPENSES

Operating expenses totaled approximately $759,956 during the three months ended March 31, 2020 and $210,348 during the three months ended March 31, 2019.

Significant components of net operating expenses for the three months ended March 31, 2020, were management fee expense of $508,449, and professional fees (audit, legal, and consulting) of $80,230. Significant components of net operating expenses for the three months ended March 31, 2019, were management fee expense of $1,033,258, professional fees (audit, legal, and consulting) of $82,820, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of ($1,076,660).

The higher level of net operating expenses for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 is primarily attributable to the reduction in incentive fee accrual in the three months ended March 31, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT INCOME/(LOSS)

The net investment income before taxes was $12,341 for the three months ended March 31, 2020 and $604,544 for the three months ended March 31, 2019.

The lower net investment income in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 is primarily due to the reduction in accrual of the incentive fee in the first quarter of 2019 which was accrued but is not payable until gains in the portfolio are realized.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the three-month periods ended March 31, 2020, and March 31, 2019, is shown below.

Three Months Ended March 31, 2020
Realized gains	$2,221,418
Net change in unrealized depreciation on investments	(42,445,029)
Deferred tax expense	(5,038,863)
Net realized and unrealized gains/(losses) on investments	$(45,262,474)

As of March 31, 2020
Gross unrealized appreciation on portfolio investments	$16,381,864
Gross unrealized depreciation on portfolio investments	(82,513,365)
Net unrealized depreciation on portfolio investments	$(66,131,501)

Three Months Ended March 31, 2019
Realized gains	$4,131,322
Net change in unrealized appreciation on investments	(9,412,920)
Deferred tax benefit	1,741,447
Net realized and unrealized gains/(losses) on investments	$(3,540,151)

As of March 31, 2019
Gross unrealized appreciation on portfolio investments	$95,213,429
Gross unrealized depreciation on portfolio investments	(62,050,117)
Net unrealized appreciation on portfolio investments	$33,163,312

During the three months ended March 31, 2020, we recognized net realized gains of approximately $2,221,418 from the release of escrowed funds related to the earlier acquisition of Turn (a company previously held by the Fund).

During the three months ended March 31, 2020, net unrealized depreciation on total investments increased by $42,445,029. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a decrease in the fair value of our portfolio companies, notably Pivotal, Revasum, IntraOp, Hera and Wrightspeed.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($45,250,133) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2020, was ($6.42).

For the three months ended March 31, 2019, the net decrease in net assets resulting from operations totaled ($2,837,101) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2019, was ($0.40).

The greater decrease in net assets resulting from operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is due primarily to an increase in unrealized depreciation from investments, most notably Pivotal, Revasum, IntraOp, Hera and Wrightspeed.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2020, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $40 thousand, sold private securities with an aggregate value of approximately $400 thousand and sold public securities with an aggregate value of approximately $168 thousand.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of March 31, 2020, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.    Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2019, in response to Item 1A of Part 1 of Form 10-K.

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

Kevin Landis Chief Executive Officer

Dated: May 11, 2020
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