Form 10-Q
period 2020-06-30
Firsthand Technology Value Fund, Inc.
filed 2020-08-10
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2020 or

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2020
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2020 (Unaudited) and December 31, 2019	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2020, and June 30, 2019, and for the Six Months Ended June 30, 2020, and June 30, 2019	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2020, and June 30, 2019, and for the Six Months Ended June 30, 2020, and June 30, 2019	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended June 30, 2020, and June 30, 2019, and for the Six Months Ended June 30, 2020, and June 30, 2019	6
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2020 (Unaudited) (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), for the Year Ended December 31, 2016, and for the Year Ended December 31, 2015	7
Consolidated Schedule of Investments as of June 30, 2020 (Unaudited) and for the Year Ended December 31, 2019	9
Consolidated Notes To Financial Statements (Unaudited)	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION	49
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Mine Safety Disclosures	50
Item 5. Other Information	50
Item 6. Exhibits	50
SIGNATURES	51

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2020 (UNAUDITED)		AS OF DECEMBER 31, 2019
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$2,271,917	*	$11,722,468	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	133,424,163		127,774,164
Total acquisition cost	$140,440,507		$144,241,059
Unaffiliated investments at market value	$1,727,852	*	$7,364,183	*
Affiliated investments at market value	6,144,417		5,715,273
Controlled investments at market value	94,129,119		107,475,131
Total market value ** (Note 6)	102,001,388		120,554,587
Receivable from dividends and interest	3,991,690		2,507,714
Deferred tax benefit	—		7,842,583
Other assets	25,911		21,800
Total Assets	106,018,989		130,926,684
LIABILITIES
Due to Custodian	13,151		—
Payable to affiliates (Note 4)	4,495,322		3,461,822
Consulting fee payable	15,250		16,500
Accrued expenses and other payables	180,175		358,971
Total Liabilities	4,703,898		3,837,293
NET ASSETS	$101,315,091		$127,089,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$7,179
Paid-in-capital	176,770,722		178,770,434
Total distributable earnings (loss)	(75,462,524)		(51,688,222)
NET ASSETS	$101,315,091		$127,089,391

Shares of Common Stock outstanding	7,016,432		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		7,178,770
Net asset value per share (Note 2)	$14.70		$17.70

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/20 and 12/31/19 were 0.08% and 1.50% respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2020	JUNE 30, 2019	JUNE 30, 2020	JUNE 30, 2019
INVESTMENT INCOME
Unaffiliated interest	$2,654	$21,779	$10,436	$26,350
Affiliated/controlled interest	919,100	(336,314)	1,683,615	474,007
TOTAL INVESTMENT INCOME	921,754	(314,535)	1,694,051	500,357
EXPENSES
Investment advisory fees (Note 4)	465,986	908,003	974,435	1,941,261
Administration fees	29,754	36,410	63,900	71,535
Custody fees	2,840	3,570	6,801	7,449
Transfer agent fees	7,963	8,763	16,111	17,328
Registration and filing fees	7,882	7,654	15,764	15,224
Professional fees	89,535	99,606	169,765	182,426
Printing fees	26,164	17,284	52,328	34,379
Trustees fees	50,000	50,000	100,000	100,000
Compliance fees	29,533	29,614	59,066	58,902
Miscellaneous fees	11,446	24,536	22,889	43,944
TOTAL GROSS EXPENSES	721,103	1,185,440	1,481,059	2,472,448
Incentive fee adjustments (Note 4)	—	(8,185,187)	—	(9,261,847)
TOTAL NET EXPENSES	721,103	(6,999,747)	1,481,059	(6,789,399)
NET INVESTMENT GAIN, BEFORE TAXES	200,651	6,685,212	212,992	7,289,756
Deferred tax benefit/(expense)	—	419,693	—	518,199
Net investment income (loss), net of deferred taxes	200,651	7,104,905	212,992	7,807,955
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains/(losses) from security transactions on:
Affiliated/Controlled	—	(5,006,358)	—	(4,615,821)
Non-affiliated/controlled and other assets	(3,613,484)	30,398	(1,392,066)	3,771,183
Written options (1)	—	98,590	—	98,590
Deferred tax benefit/expenses	(2,803,718)	1,113,819	(5,816,064)	114,743
Net realized gains (losses), net of deferred taxes	(6,417,202)	(3,763,551)	(7,208,130)	(631,305)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	4,434,948	(4,397,476)	3,814,220	(5,600,307)
Affiliated/controlled investments and foreign currency	23,838,341	(30,712,323)	(15,575,422)	(41,566,937)
Affiliated/controlled warrants investments (1)	(580,907)	(9,580,412)	(2,991,445)	(6,935,887)
Deferred tax benefit/(expense)	—	9,981,388	(2,026,517)	12,721,911
Net change in unrealized appreciation (depreciation), net of deferred taxes	27,692,382	(34,708,823)	(16,779,164)	(41,381,220)
Net Realized and Unrealized Gain (Loss) on Investments, Net of Deferred Taxes	21,275,180	(38,472,374)	(23,987,294)	(42,012,525)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$21,475,831	$(31,367,469)	$(23,774,302)	$(34,204,570)
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$3.01	$(4.36)	$(3.41)	$(4.76)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$21,475,831	($31,367,469)	($23,774,302)	($34,204,570)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(415,000)	(17,859,740)	(3,640,000)	(19,459,740)
Proceeds from disposition of investments	1,602,382	17,934,979	3,823,800	25,986,094
Net purchases / sales from short-term investments	(930,726)	(3,624,020)	2,224,686	(7,029,637)
Increase (decrease) in dividends, interest, and reclaims receivable	(818,047)	1,561,075	(1,483,976)	834,049
Increase (decrease) in receivable in investment sold	—	2,662,281	—	(310,899)
Increase in Due to Custodian	13,151	—	13,151	—
Increase (decrease) in payable to affiliates	495,519	937,617	1,033,500	2,000,162
Increase (decrease) in incentive fees payable	—	(8,185,187)	—	(9,261,847)
Increase (decrease) in other assets	13,794	(4,909,551)	(4,111)	(4,927,647)
Decrease (increase) in accrued expenses and other payables	(182,103)	(125,615)	(180,046)	(22,858)
Increase (decrease) in deferred tax benefit	2,803,718	(6,592,606)	7,842,583	(8,432,559)
Net realized gain (loss) from investments	3,613,484	4,975,960	1,392,066	844,638
Net realized gain from written options	—	(98,590)	—	(98,590)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	(27,692,382)	44,690,211	14,752,647	54,103,131
Net cash (used in) operating activities	(20,379)	(655)	1,999,998	19,727

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	(1,999,998)	—
Distributions paid from net realized gains	—	—	—	—
Net cash (used in) financing activities	—	—	(1,999,998)	—

Net increase (decrease) in cash	(20,379)	(655)	—	19,727
Cash - beginning of period	20,379	20,382	—	—
Cash - end of period	$—	$19,727	$—	$19,727

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019
FROM OPERATIONS:
Net investment gain (loss), net of deferred taxes	$200,651	$7,104,905	$212,992	$7,807,955
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	(6,417,202)	(3,763,551)	(7,208,130)	(631,305)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	27,692,382	(34,708,823)	(16,779,164)	(41,381,220)
Net increase (decrease) in net assets from operations	21,475,831	(31,367,469)	(23,774,302)	(34,204,570)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	(1,999,998)	—
Net decrease in net assets from capital share transactions	—	—	(1,999,998)	—
TOTAL INCREASE/(DECREASE) IN NET ASSETS	21,475,831	(31,367,469)	(25,774,300)	(34,204,570)

NET ASSETS:
Beginning of period	79,839,260	188,780,858	127,089,391	191,617,959
End of period	$101,315,091	$157,413,389	$101,315,091	$157,413,389

COMMON STOCK ACTIVITY:
Shares repurchased	—	—	—	—
Net decrease in shares outstanding	—	—	(285,714)	—
Shares outstanding, beginning of period	6,893,056	7,178,770	7,178,770	7,178,770
Shares outstanding, end of period	6,893,056	7,178,770	6,893,056	7,178,770

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
Net asset value at beginning of period	$17.70		$26.69	$23.83		$20.04	$22.79	$24.49
Income from investment operations:
Net investment income (loss), before deferred taxes	0.03	(1)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)
Deferred tax benefit	—		(0.08)	0.07		—	—	—
Net investment gain (losses)	0.03		0.82	(1.22)		(0.62)	(0.52)	(0.06)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(2.37)		(12.15)	5.13		4.21	(2.76)	(1.78)
Deferred tax expense	(1.12)		2.34	(1.23)		—	—	—
Net realized and unrealized gains (losses) on investments	(3.49)		(9.81)	3.90		4.21	(2.76)	(1.78)
Total from investment operations	(3.46)		(8.99)	2.68		3.59	(3.28)	(1.84)

Distributions from:
Realized capital gains	—		—	(0.03)		—	—	—
Anti-dilutive effect from capital share transactions	0.46		—	0.21		0.20	0.53	0.14
Net asset value at end of period	$14.70		$17.70	$26.69		$23.83	$20.04	$22.79

Market value at end of period	$4.09		$6.43	$11.20		$8.96	$7.67	$8.17

Total return
Based on Net Asset Value	(16.95	)%(A)	(33.68)%	12.39%		18.91%	(12.07)%	(6.94)%
Based on Market Value	(36.39	)%(A)	(42.59)%	25.43%		16.82%	(6.12)%	(56.19)%
Net assets at end of period (millions)	$101.3		$127.1	$191.6		$174.0	$148.9	$175.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016		FOR THE YEAR ENDED DECEMBER 31, 2015
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.07	%(B)	(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90	%(2)	1.36	%(2)
Deferred tax (benefit)/expense (3)(4)	16.26	%(B)	9.91%		4.43%		—		—		—
Total expenses	19.33	%(B)	(12.75	)%(2)	11.18	%(2)	4.13%		2.90%		1.36%
Total expenses, excluding incentive fees and deferred tax expense	3.07	%(B)	2.80%		2.77%		2.98%		2.90%		2.68%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	0.44	%(B)	3.93	%(2)	(4.93	)%(2)	(3.07)%		(2.36)%		(0.24)%
Deferred tax benefit (4)(5)	—	(B)	(0.33)%		0.28%		—		—		—
Net investment income (loss)	0.44	%(B)	3.60%		(4.65)%		(3.07)%		(2.36)%		(0.24)%
Portfolio turnover rate	2	%(A)	18%		44%		22%		49%		22%

(1)	Calculated using average shares outstanding.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$27,920
(2.2%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	2,800,000	2,800,000	2,202,200
					2,230,120

HERA SYSTEMS, INC. (4.1%) Aerospace	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	33,145
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	546,242
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/20	2,650,000	2,650,000	205,640
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	949,007
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	406,718
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	481,470
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	54,229
					4,186,451

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (21.3%) Medical Devices	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	$10,961,129	$10,961,129
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	1,393,031
	Term Note Matures December 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures December 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					21,554,160

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2021 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.9%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	$1,000,000	$949,900
Semiconductor Equipment

PHUNWARE, INC. (0.1%)	Common Stock*	3/14/2014	82,913	554,560	101,983
Mobile Computing

PIVOTAL SYSTEMS CORP. (39.6%)	Common Stock *(1)(2)(4)	11/28/12 - 9/2/16	45,090,506	12,294,557	40,159,316
Semiconductor Equipment

QUICKLOGIC CORP. (0.0%)	Common Stock *	12/27/16 - 11/09/17	2,857	50,187	8,799
Semiconductors

REVASUM, INC. (11.4%)	Common Stock *(1)(2)(4)	11/14/16 - 11/30/18	46,834,340	13,512,264	11,514,975
Semiconductor Equipment

SILICON GENESIS CORP. (1.2%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	512,833
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	2,512
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	6,636
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	276
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	4
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	113,327
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	65
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	39

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (continued)	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	$3,880,592	$503,298
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	56,645
					1,195,635

SVXR, INC. (5.3%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	5,377,167
Semiconductor Equipment

TELEPATHY INVESTORS, INC.	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	0
(0.0%) Consumer Electronics	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	0
	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	0
	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	300,000	0
	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	200,000	0
	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	0
	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	0
	Convertible Note Matures June 2020 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	0
					0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (0.8%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	$662,235	$767,250
Advanced Materials

WRIGHTSPEED, INC.	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	4,623
(13.1%) Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	7
	Convertible Note Matures December 2020 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 6/8/2020	59,096,063	16,885,887	8,299,451
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	55,366
					13,288,462

INVESTMENT COMPANY (0.6%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	567,170	567,170	567,170

TOTAL INVESTMENTS (Cost $140,440,507) — 100.7%					102,001,388

LIABILITIES IN EXCESS OF OTHER ASSETS— (0.7%)					(686,297)

NET ASSETS — 100.0%					$101,315,091

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At June 30, 2020, we held $101,323,436 (or 100.0% of net assets) in restricted securities (see Note 2).

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
					15,648,947

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2019

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (4.1%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	5,201,855	$5,201,855	$5,201,855
TOTAL INVESTMENTS (Cost $144,241,059) — 94.9%					120,554,587

OTHER ASSETS IN EXCESS OF LIABILITIES— 5.1%					6,534,804

NET ASSETS — 100.0%					$127,089,391

*	Non-income producing security.
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

JUNE 30, 2020 (UNAUDITED)

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

JUNE 30, 2020 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On June 30, 2020, our financial statements include venture capital investments valued at approximately $49.6 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2020, we held $101,323,436 in restricted securities. At December 31, 2019, we held $114,282,924 in restricted securities.

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

JUNE 30, 2020 (UNAUDITED)

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

The average monthly volume of the Company’s derivatives during the six months ended June 30, 2020 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	3,477,913	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

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

JUNE 30, 2020 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2019, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended June 30, 2020, there were no incentive fee adjustments. For the three months ended June 30, 2019, there was an incentive fee adjustment of ($8,185,187).

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

JUNE 30, 2020 (UNAUDITED)

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

JUNE 30, 2020 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2020:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$767,250
Automotive	—	—	4,623
Equipment Leasing	—	—	27,920
Intellectual Property	—	—	276
Mobile Computing	101,983	—	—
Semiconductor Equipment	—	—	51,674,291
Semiconductors	8,799	—	—
Total Common Stocks	110,782	—	52,474,360

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$785,027
Automotive	—	—	8,299,451
Equipment Leasing	—	—	2,202,200
Intellectual Property	—	—	1,195,251
Medical Devices	—	—	1,393,031
Semiconductor Equipment	—	—	6,327,067
Total Preferred Stocks	—	—	20,202,027
Asset Derivatives *
Equity Contracts	—	—	1,946,905
Total Asset Derivatives	—	—	1,946,905
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	1,510,000
Automotive	—	—	4,929,015
Medical Devices	—	—	20,161,129
Total Convertible Notes	—	—	26,700,144
Mutual Funds	567,170	—	—
Total	$677,952	$—	$101,323,436

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

JUNE 30, 2020 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/2020
Common Stocks
Advanced Materials	$834,150	$—	$—	$—	$(66,900)	$—	$767,250
Automotive	3,980	—	—	—	643		4,623
Equipment Leasing	28,990	—	—	—	(1,070)	—	27,920
Intellectual Property	645	—	—	—	(369)	—	276
Semiconductor Equipment	60,843,376	—	—	—	(9,169,085)	—	51,674,291
Total Common Stocks	61,711,141	—	—	—	(9,236,781)	—	52,474,360
Preferred Stocks
Aerospace	2,120,996	250,000	—	—	(1,585,969)	—	785,027
Automotive	10,625,710	3,389,999	—	—	(5,716,258)	—	8,299,451
Equipment Leasing	2,490,880	—	(400,000)	—	111,320	—	2,202,200
Intellectual Property	1,529,234	—	—	—	(333,983)	—	1,195,251
Medical Devices	702,826	—	—	—	690,205	—	1,393,031
Semiconductor Equipment	5,873,643	—	—	—	453,424	—	6,327,067
Total Preferred Stocks	23,343,289	3,639,999	(400,000)	—	(6,381,261)	—	20,202,027
Asset Derivatives
Equity Contracts	4,938,350	—	—	—	(2,991,445)	—	1,946,905
Total Asset Derivatives	4,938,350	—	—	—	(2,991,445)	—	1,946,905
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	1,000,000	510,000	—	—	—	—	1,510,000
Automotive	4,929,015	—	—	—	—	—	4,929,015
Medical Devices	18,261,129	1,900,000	—	—	—	—	20,161,129
Total Convertible Notes	24,290,144	2,410,000	—	—	—	—	26,700,144
Total	$114,282,924	$6,049,999	$(400,000)	$—	$(18,609,487)	$—	$101,323,436

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2020 was $(18,609,487).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2020:

	FAIR VALUE AT 6/30/20	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.9M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Revenue Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	9.6% - 11.7% (10.7%) 0.6% - 0.8% (0.7%) 21.5% (21.5%) 5 years (5 years) 50.0% (50.0%) 0.29% (0.29%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$4.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.29% (0.29%) 30% (30%)
Direct venture capital investments: Automotive	$13.3M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.29% (0.29%) 22.7% (22.7%) 45% (45%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Transaction Completion Probability	5 years (5 years) 70.0% (70.0%) 0.29% (0.29%) 90%
Direct venture capital investments: Equipment Leasing	$2.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	6.1% - 7.3% (6.3%) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.29% (0.29%)
Direct venture capital investments: Intellectual Property	$1.2M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 0.29% (0.29%) 0.0% - 24.3% (0.0%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

	FAIR VALUE AT 6/30/20	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Medical Devices	$21.5M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.9x – 3.0x (2.9x) 4 years (4 years) 50% (50%) 0.24% (0.24%)
Direct venture capital investments: Semiconductor Equipment	$58.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	0 years – 5 years (0.3 years) 40.0% - 86.8% (70.8%) 0.29% (0.29%) 0.0% - 12.6% (2.4%) -2.3% - 0.0% (-0.1%)

Changes in any of our unobservable inputs, individually, may change the fair value of certain of the Company’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2020.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$31,219,569
Gross unrealized depreciation	(69,658,688)
Net unrealized depreciation	$(38,439,119)
Federal income tax cost, Investments	$140,440,507

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

JUNE 30, 2020 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three- and six- month periods ended June 30, 2020 and 2019 were as follows:

	THREE MONTHS ENDED JUNE 30, 2020	THREE MONTHS ENDED JUNE 30, 2019	SIX MONTHS ENDED JUNE 30, 2020	SIX MONTHS ENDED JUNE 30, 2019
Effective tax rate	11.6%	26.9%	-49.2%	28.1%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three- and six-month periods ending June 30, 2020 is the result of changes to the deferred tax asset valuation allowance account. At June 30, 2020, the Company has established a full valuation allowance on its net deferred tax assets.

To the extent the Company has a deferred tax asset or if a portion of the deferred tax liability is offset by a tax asset resulting from net operating losses, consideration is given to whether or not a valuation allowance is required against the deferred tax asset amount. A valuation allowance is required if, based on the evaluation criterion provided by Accounting Standard Codification (“ASC”) 740, Income Taxes (ASC 740), it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Among the factors considered in assessing the Company’s valuation allowance are: the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of the statutory carryforward periods, and the associated risks that operating and capital loss carryforwards may expire unused. Based on the Company’s assessment, it has determined that in the future it is more likely than not that the Company will not generate the necessary appropriate character of income within the carryforward periods to realize its deferred tax assets.

From time to time, and as new information becomes available, the Company will modify its forecasts, estimates or assumptions regarding its deferred tax liability or asset.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

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

As of December 31, 2019, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
12/31/24	20,988,480
Total	$25,983,138

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2020.

PURCHASES AND SALES
Purchases of investment securities	$3,640,000
Proceeds from sales and maturities of investment securities	$(3,823,800)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

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

On December 16, 2019, the Fund announced the commencement of a “modified Dutch auction” tender offer to purchase up to $2 million of its common stock at a price per share not less than $6.00 and not greater than $8.00, in $0.10 increments. The tender offer expired on February 14, 2020 and resulted in the purchase by the Fund of 285,714 shares of common stock at a price of $7.00 per share. As of March 31, 2020, the Fund had 6,893,056 shares outstanding.

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2019, through June 30, 2020, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/20	SHARES HELD AT 6/30/2020
EQX Capital, Inc. Common Stock*	$28,990	$—	$—	$—	$—	$(1,070)	$27,920	100,000
EQX, Inc. Preferred Stock - Series A*	2,490,880	—	—	(400,000)	—	111,320	2,202,200	2,800,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/20	SHARES HELD AT 6/30/2020
Hera Systems, Inc. Series C Preferred*	$476,400	$250,000	$—	$—	$—	$(520,760)	$205,640	2,650,000
Hera Systems, Inc. Series A Preferred*	247,314	—	—	—	—	(214,169)	33,145	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	25,278	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	25,278	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	250,000	6,944	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	40,000	700	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	—	20,000	183	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	—	200,000	278	—	—	—	200,000	200,000
Hera Systems, Inc. Series B Preferred*	1,397,282	—	—	—	—	(851,040)	546,242	7,039,203
Hera Systems, Inc. Series B Warrants*	138,908	—	—	—	—	(84,679)	54,229	700,000
Hera Systems, Inc. Series B Warrants*	1,233,289	—	—	—	—	(751,819)	481,470	6,214,922
Hera Systems, Inc. Series B Warrants*	2,430,890	—	—	—	—	(1,481,883)	949,007	12,250,000
Hera Systems, Inc. Series B Warrants*	1,041,810	—	—	—	—	(635,092)	406,718	5,250,000
IntraOp Medical Corp. Series C Preferred*	702,826	—	—	—	—	690,205	1,393,031	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	97,233	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	37,397	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	37,397	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	51,370	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	20,137	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/20	SHARES HELD AT 6/30/2020
IntraOp Medical Corp. Convertible Note*	$—	$400,000	$8,877	$—	$—	$—	$400,000	400,000
IntraOp Medical Corp. Term Note*	3,000,000	—	119,672	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	79,781	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	942,807	—	—	—	10,961,129	10,961,129
Pivotal Systems Common Stock*	41,670,037	—	—	—	—	(1,510,721)	40,159,316	45,090,506
Revasum, Common Stock*	19,173,339	—	—	—	—	(7,658,364)	11,514,975	46,834,340
Silicon Genesis Corp., Common Stock *	645	—	—	—	—	(369)	276	921,892
Silicon Genesis Corp., Common Warrants*	11	—	—	—	—	(7)	4	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	(1,935)	65	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	(1,161)	39	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	5,157	—	—	—	—	(2,645)	2,512	82,914
Silicon Genesis Corp., Series 1-D Preferred*	13,699	—	—	—	—	(7,063)	6,636	850,830
Silicon Genesis Corp., Series 1-E Preferred*	645,177	—	—	—	—	(132,344)	512,833	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	142,434	—	—	—	—	(29,107)	113,327	912,453
Silicon Genesis Corp., Series 1-G Preferred*	651,458	—	—	—	—	(148,160)	503,298	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	71,309	—	—	—	—	(14,664)	56,645	837,942

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/20	SHARES HELD AT 6/30/2020
SVXR, Inc., Preferred Stock Series A	$4,881,123	$—	$—	$—	$—	$496,044	$5,377,167	8,219,454
Telepathy Investors, Inc. Convertible Note*	—	—	(34,807)	—	—	—	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	—	(5,221)	—	—	—	—	300,000
Telepathy Investors, Inc. Convertible Note*	—	—	(2,610)	—	—	—	—	150,000
Telepathy Investors, Inc. Convertible Note*	—	—	(8,702)	—	—	—	—	500,000
Telepathy Investors, Inc. Convertible Note*	—	—	(5,221)	—	—	—	—	300,000
Telepathy Investors, Inc. Convertible Note*	—	—	(8,702)	—	—	—	—	500,000
Telepathy Investors, Inc. Convertible Note*	—	—	(3,481)	—	—	—	—	200,000
Telepathy Inc. Preferred Stock Series A*	—	—	—	—	—	—	—	15,238,000
UCT Coatings, Inc.Common Stock	834,150	—	—	—	—	(66,900)	767,250	1,500,000
Wrightspeed, Inc., Common Stock*	3,980	—	—	—	—	643	4,623	69,102
Wrightspeed, Inc., Common Stock Warrants*	—	—	—	—	—	7	7	181
Wrightspeed, Inc., Convertible Note	4,929,015	—	299,027	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Preferred Stock- Series AA*	10,625,710	3,389,999	—	—	—	(5,716,258)	8,299,451	59,096,063

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/20	SHARES HELD AT 6/30/2020
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	$90,242	$—	$—	$—	$—	$(34,876)	$55,366	609,756
Total Affiliates and Controlled Investments	113,190,404		1,683,615		—	(18,566,867)	100,273,536
Total Affiliates	5,715,273		—		—	429,144	6,144,417
Total Controlled Investments	$107,475,131		$1,683,615		$—	$(18,996,011)	$94,129,119

*	Controlled Investments.

As of June 30, 2020, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $102.0 million as of June 30, 2020, as compared to approximately $120.6 million as of December 31, 2019.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Semiconductor Equipment	57.2%	52.5%
Medical Devices	21.3%	14.9%
Automotive	13.1%	12.3%
Aerospace	4.1%	6.3%
Equipment Leasing	2.2%	2.0%
Intellectual Property	1.2%	1.2%
Advanced Materials	0.9%	0.8%
Mobile Computing	0.1%	0.6%
Consumer Electronics	0.0%	0.0%
Semiconductor	0.0%	0.2%
Exchange-Traded/Money Market Funds	0.6%	4.1%
Other Liabilities	(0.7)%	5.1%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2020, to the three months ended June 30, 2019.

INVESTMENT INCOME

For the three months ended June 30, 2020, we had investment income of $921,754 primarily attributable to our interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the three months ended June 30, 2019, we had investment income of ($314,535) primarily attributable to a write-off/reduction of our interest accrued on convertible/term note investments with Vufine and Telepathy Investors.

The higher level of investment income in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due to the adjustments of our interest accrued on convertible/term note investments with Vufine and Telepathy Investors in the three months ended June 30, 2019.

OPERATING EXPENSES

Net operating expenses totaled approximately $721,103 during the three months ended June 30, 2020, and $(6,999,747) during the three months ended June 30, 2019.

Significant components of net operating expenses for the three months ended June 30, 2020, were management fee expense of $465,986, and professional fees (audit, legal, and consulting) of $89,535. Significant components of operating expenses for the three months ended June 30, 2019, were management fee expense of $908,003, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of ($8,185,187), and professional fees (audit, legal, and consulting) of $99,606.

The higher level of net operating expenses for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is primarily attributable to the reversal of the incentive fee accrual in the three months ended June 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $200,651 for the three months ended June 30, 2020, and $6,685,212 for the three months ended June 30, 2019.

The lesser net investment income in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is primarily attributable to the reversal of the incentive fee accrual in the three months ended June 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month periods ended June 30, 2020, and June 30, 2019, is shown below.

Three Months Ended June 30, 2020
Realized losses	$(3,613,484)
Net change in unrealized depreciation on investments	27,692,382
Deferred tax expense	(2,803,718)
Net realized and unrealized gains on investments, net of deferred taxes	$21,275,180

As of June 30, 2020
Gross unrealized appreciation on portfolio investments	$31,219,569
Gross unrealized depreciation on portfolio investments	(69,658,688)
Net unrealized depreciation on portfolio investments	$(38,439,119)

Three Months Ended June 30, 2019
Realized losses	$(4,877,370)
Net change in unrealized appreciation on investments	(44,690,211)
Deferred tax benefit	11,095,207
Net realized and unrealized losses on investments, net of deferred taxes	$(38,472,374)

As of June 30, 2019
Gross unrealized appreciation on portfolio investments	$56,899,185
Gross unrealized depreciation on portfolio investments	(68,426,084)
Net unrealized depreciation on portfolio investments	$(11,526,899)

During the three months ended June 30, 2020, we recognized net realized losses of $3,613,484.

During the three months ended June 30, 2020, net unrealized depreciation on total investments decreased by $27,692,382. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of an increase in the valuations of our Pivotal Systems, IntraOp and Revasum holdings.

During the three months ended June 30, 2019, we recognized net realized losses of $4,877,370.

During the three months ended June 30, 2019, net unrealized appreciation on total investments decreased by $44,690,211. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the valuations of our Pivotal Systems, Phunware, QMAT, IntraOp and Revasum holdings.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2020, the net increase in net assets resulting from operations (net of deferred taxes) totaled $21,475,831, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2020, was $3.01.

For the three months ended June 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($31,367,469), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2020, was ($4.36).

The greater increase in net assets resulting from operations for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, is due primarily to an increase in the valuation of certain of our investments, primarily Pivotal Systems, IntraOp and Revasum.

The following information is a comparison for the six months ended June 30, 2020, and the six months ended June 30, 2019.

INVESTMENT INCOME

For the six months ended June 30, 2020, we had investment income of $1,694,051 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Hera Systems and Wrightspeed.

For the six months ended June 30, 2019, we had investment income of $500,357 primarily attributable to interest accrued on convertible/term note investments with Wrightspeed and IntraOp Medical Corp.

The higher level of investment income in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due to increased principal in convertible notes and an adjustments of our interest accrued on convertible/term note investments with Vufine and Telepathy Investors in the previous six month period.

OPERATING EXPENSES

Net operating expenses totaled approximately $1,481,059 during the six months ended June 30, 2020, and ($6,789,399) during the six months ended June 30, 2019.

Significant components of net operating expenses for the six months ended June 30, 2020, were management fee expense of $974,435 and professional fees (audit, legal, and consulting) of $169,765. Significant components of operating expenses for the six months ended June 30, 2019, were management fee expense of $1,941,261, professional fees (audit, legal, and consulting) of $182,426 and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of ($9,261,847).

The greater level of net operating expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily attributable to the reversal of the incentive fee accrual in the six months ended June 30, 2019, which is an accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $212,992 for the six months ended June 30, 2020, and $7,289,756 for the six months ended June 30, 2019.

The lesser net investment income in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily attributable to the reversal of the incentive fee accrual in the six months ended June 30, 2019, which is an accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2020, and June 30, 2019, is shown below.

Six Months Ended June 30, 2020
Realized losses	$(1,392,066)
Net change in unrealized depreciation on investments	(14,752,647)
Deferred tax expense	(7,842,581)
Net realized and unrealized losses on investments	$(23,987,294)

As of June 30, 2020
Gross unrealized appreciation on portfolio investments	$31,219,569
Gross unrealized depreciation on portfolio investments	(69,658,688)
Net unrealized depreciation on portfolio investments	$(38,439,119)

Six Months Ended June 30, 2019
Realized losses	$(746,048)
Net change in unrealized appreciation on investments	(54,103,131)
Deferred tax benefit	12,836,654
Net realized and unrealized gains on investments	$(42,012,525)

As of June 30, 2019
Gross unrealized appreciation on portfolio investments	$56,899,185
Gross unrealized depreciation on portfolio investments	(68,426,084)
Net unrealized depreciation on portfolio investments	$(11,526,899)

During the six months ended June 30, 2020, we recognized net realized losses of $1,392,066 from the sale of investments. Realized losses were higher than those in the year-ago period due to the sale of our QuickLogic and Phunware shares.

During the six months ended June 30, 2020, net unrealized depreciation on total investments increased by $14,752,647. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed and Revasum holdings.

During the six months ended June 30, 2019, we recognized net realized losses of $746,048 from the sale of investments.

During the six months ended June 30, 2019, net unrealized appreciation on total investments decreased by $54,103,131. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our Pivotal Systems, Phunware, QMAT, IntraOp and Revasum holdings.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($25,774,302) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2020 was ($3.41).

For the six months ended June 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($34,204,570) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2019 was ($4.76).

The lesser decrease in net assets resulting from operations for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, is due primarily to smaller declines in the valuation of certain of our investments, primarily Wrightspeed and Revasum, during the period.

DISTRIBUTION POLICY

During the years that the Company qualifies as a RIC our board of directors will determine the timing and amount, if any, of our distributions. We intend to pay distributions on an annual basis out of assets legally available therefore. In order to qualify as a RIC and to avoid corporate-level tax on our income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2020, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $970 thousand and sold public securities with an aggregate value of approximately $3.5 million.

On and effective August 7, 2020, the Board of Directors of Firsthand Technology Value Fund, Inc. (the “Company”) amended and restated the Company’s Amended and Restated Bylaws. The Amended and Restated Bylaws provide that the Maryland Control Share Acquisition Act applies to any acquisition or proposed acquisition of shares of stock of the Company to the extent provided in the Maryland Control Share Acquisition Act. The Amended and Restated Bylaws contain a provision exempting Kevin Landis and his associates from the Maryland Control Share Acquisition Act. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1 hereto and incorporated herein by reference.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2020, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Registrant’s Amended and Restated Bylaws - filed herewith

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: August 10, 2020
Kevin Landis Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	Description
3.1	Registrant’s Amended and Restate Bylaws

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.

Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002