Form 10-Q
period 2020-09-30
Firsthand Technology Value Fund, Inc.
filed 2020-11-13
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2020 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2020 (Unaudited) and December 31, 2019	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2020, and September 30, 2019, and for the Nine Months Ended September 30, 2020, and September 30, 2019	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2020, and September 30, 2019, and for the Nine Months Ended September 30, 2020, and September 30, 2019	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2020, and September 30, 2019, and for the Nine Months Ended September 30, 2020, and September 30, 2019	6
Consolidated Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2020 (Unaudited), for the Year Ended December 31, 2019, for the Year Ended December 31, 2018, for the Year Ended December 31, 2017, for the Year Ended December 31, 2016, and for the Year Ended December 31, 2015	7
Consolidated Schedule of Investments as of September 30, 2020 (Unaudited) and for the Year Ended December 31, 2019	9
Consolidated Notes To Financial Statements (Unaudited)	20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION	49
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Mine Safety Disclosures	50
Item 5. Other Information	50
Item 6. Exhibits	50
SIGNATURES	51

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2020 (UNAUDITED)		AS OF DECEMBER 31, 2019
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$4,008,273	*	$11,722,468	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	132,367,954		127,774,164
Total acquisition cost	$141,120,654		$144,241,059
Unaffiliated investments at market value	$3,465,313	*	$7,364,183	*
Affiliated investments at market value	6,278,258		5,715,273
Controlled investments at market value	85,726,919		107,475,131
Total market value ** (Note 6)	95,470,490		120,554,587
Cash	19,726		—
Receivable from dividends and interest	4,956,857		2,507,714
Deferred tax benefit	—		7,842,583
Other assets	11,965		21,800
Total Assets	100,459,038		130,926,684
LIABILITIES
Payable to affiliates (Note 4)	5,044,162		3,461,822
Consulting fee payable	30,500		16,500
Accrued expenses and other payables	177,566		358,971
Total Liabilities	5,252,228		3,837,293
NET ASSETS	$95,206,810		$127,089,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$7,179
Paid-in-capital	176,770,722		178,770,434
Total distributable earnings (loss)	(81,570,805)		(51,688,222)
NET ASSETS	$95,206,810		$127,089,391

Shares of Common Stock outstanding	7,016,432		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		7,178,770
Net asset value per share (Note 2)	$13.81		$17.70

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/20 and 12/31/19 were 0.01% and 1.50% respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
INVESTMENT INCOME
Unaffiliated interest	$9,201	$7,579	$13,048	$33,929
Affiliated/Controlled interest	1,059,453	392,826	2,749,657	866,833
TOTAL INVESTMENT INCOME	1,068,654	400,405	2,762,705	900,762
EXPENSES
Investment advisory fees (Note 4)	518,983	774,945	1,493,418	2,716,206
Administration fees	24,892	36,840	88,792	108,375
Custody fees	2,962	4,215	9,763	11,664
Transfer agent fees	7,761	8,947	23,872	26,275
Registration and filing fees	7,968	7,738	23,732	22,962
Professional fees	128,497	92,758	298,262	275,184
Printing fees	26,452	9,354	78,780	43,733
Trustees fees	50,000	50,000	150,000	150,000
Compliance fees	29,857	29,939	88,923	88,841
Miscellaneous fees	9,243	2,889	32,132	46,833
TOTAL GROSS EXPENSES	806,615	1,017,625	2,287,674	3,490,073
Incentive fee adjustments (Note 4)	—	—	—	(9,261,847)
TOTAL NET EXPENSES	806,615	1,017,625	2,287,674	(5,771,774)
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	262,039	(617,220)	475,031	6,672,536
Deferred tax benefit	—	172,698	—	690,897
Net Investment Income/(Loss), Net of Deferred Taxes	262,039	(444,522)	475,031	7,363,433
Net Realized and Unrealized (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	835,463	2,117,628	835,463	(2,498,193)
Non-affiliated and other assets	5,262	(712,819)	(1,386,804)	3,058,364
Written options	—	—	—	98,590
Deferred tax benefit/expenses	—	(336,521)	(5,816,064)	(221,778)
Net realized gains (losses), net of deferred taxes	840,725	1,068,288	(6,367,405)	436,983
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	1,105	(435,035)	3,815,325	(6,035,342)
Affiliated/controlled investments and foreign currency	(6,994,528)	(9,932,151)	(22,569,950)	(51,499,088)
Affiliated/controlled warrants investments (1)	(217,622)	2,393,291	(3,209,067)	(4,542,596)
Deferred tax benefit/expenses	—	1,806,944	(2,026,517)	14,528,855
Net change in unrealized appreciation (depreciation), net of deferred taxes	(7,211,045)	(6,166,951)	(23,990,209)	(47,548,171)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(6,370,320)	(5,098,663)	(30,357,614)	(47,111,188)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(6,108,281)	$(5,543,185)	$(29,882,583)	$(39,747,755)
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.89)	$(0.78)	$(4.30)	$(5.54)

(1)	Primary risk exposure is equity contracts.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER, 2020	FOR THE THREE MONTHS ENDED SEPTEMBER, 2019	FOR THE NINE MONTHS ENDED SEPTEMBER, 2020	FOR THE NINE MONTHS ENDED SEPTEMBER, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(6,108,281)	$(5,543,185)	$(29,882,583)	$(39,747,755)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(9,978,559)	(1,651,410)	(13,618,559)	(21,111,150)
Proceeds from disposition of investments	15,145,494	15,757,730	18,969,294	41,743,824
Net purchases / sales from short-term investments	(5,006,357)	(13,848,862)	(2,781,671)	(20,878,499)
Increase (decrease) in dividends, interest, and reclaims receivable	(965,167)	(293,381)	(2,449,143)	540,668
Increase (decrease) in receivable in investment sold	—	311,904	—	1,005
Increase (decrease) in payable for investment purchased	(13,151)	(365,783)	—	(365,783)
Increase (decrease) in payable to affiliates	548,840	688,116	1,582,340	2,688,278
Increase (decrease) in incentive fees payable	—	—	—	(9,261,847)
Increase (decrease) in other assets	13,946	12,883	9,835	7,530
Decrease (increase) in accrued expenses and other payables	12,641	5,201	(167,405)	(17,657)
Increase (decrease) in deferred tax benefit	—	(1,643,123)	7,842,583	(14,997,976)
Net realized gain (loss) from investments	(840,725)	(1,404,809)	551,341	(560,171)
Net realized gain from written options	—	—	—	(98,590)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	7,211,045	7,973,896	21,963,692	62,077,027
Net cash (used in) operating activities	19,726	(823)	2,019,724	18,904

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	(1,999,998)	—
Net cash provided by (used in) financing activities	—	—	(1,999,998)	—

Net increase (decrease) in cash	19,726	(823)	19,726	18,904
Cash - beginning of period	—	19,727	—	—
Cash - end of period	$19,726	$18,904	$19,726	$18,904

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$262,039	$(444,522)	$475,031	$7,363,433
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	840,725	1,068,288	(6,367,405)	436,983
Net change in unrealized appreciation (depreciation) on investments, written options and warrants transactions, net of deferred taxes	(7,211,045)	(6,166,951)	(23,990,209)	(47,548,171)
Net increase (decrease) in net assets from operations	(6,108,281)	(5,543,185)	(29,882,583)	(39,747,755)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	(1,999,998)	—
TOTAL INCREASE (DECREASE) IN NET ASSETS	(6,108,281)	(5,543,185)	(31,882,581)	(39,747,755)

NET ASSETS:
Beginning of period	101,315,091	157,413,389	127,089,391	191,617,959
End of period	$95,206,810	$151,870,204	$95,206,810	$151,870,204

COMMON STOCK ACTIVITY:
Shares redeemed	—	—	(285,714)	—
Net increase (decrease) in shares outstanding	—	—	(285,714)	—
Shares outstanding, beginning of period	6,893,056	7,178,770	7,178,770	7,178,770
Shares outstanding, end of period	6,893,056	7,178,770	6,893,056	7,178,770

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
Net asset value at beginning of period	$17.70		$26.69	$23.83		$20.04	$22.79	$24.49
Income from investment operations:
Net investment income (loss), before deferred taxes	0.07	(1)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)	(0.06	)(1)
Deferred tax benefit	—		(0.08)	0.07		—	—	—
Net investment gain (losses)	0.07		0.82	(1.22)		(0.62)	(0.52)	(0.06)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(3.29)		(12.15)	5.13		4.21	(2.76)	(1.78)
Deferred tax expense	(1.13)		2.34	(1.23)		—	—	—
Net realized and unrealized gains (losses) on investments	(4.42)		(9.81)	3.90		4.21	(2.76)	(1.78)
Total from investment operations	(4.35)		(8.99)	2.68		3.59	(3.28)	(1.84)

Distributions from:
Realized capital gains	—		—	(0.03)		—	—	—
Anti-dilutive effect from capital share transactions	0.46		—	0.21		0.20	0.53	0.14
Net asset value at end of period	$13.81		$17.70	$26.69		$23.83	$20.04	$22.79

Market value at end of period	$4.13		$6.43	$11.20		$8.96	$7.67	$8.17

Total return
Based on Net Asset Value	(21.98	)%(A)	(33.68)%	12.39%		18.91%	(12.07)%	(6.94)%
Based on Market Value	(35.77	)%(A)	(42.59)%	25.43%		16.82%	(6.12)%	(56.19)%
Net assets at end of period (millions)	$95.2		$127.1	$191.6		$174.0	$148.9	$175.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016	FOR THE YEAR ENDED DECEMBER 31, 2015
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.14	%(B)	(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90%	1.36	%(2)
Deferred tax (benefit)/expense (3)(4)	10.75	%(B)	(9.91)%		4.43%		—		—	—
Total expenses	13.89	%(B)	(12.75	)%(2)	11.18	%(2)	4.13%		2.90%	1.36%
Total expenses, excluding incentive fees and deferred tax expense	3.14	%(B)	2.80%		2.77%		2.98%		2.90%	2.68%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	0.65	%(B)	3.93	%(2)	(4.93	)%(2)	(3.07)%		(2.36)%	(0.24)%
Deferred tax benefit (4)(5)	—	(B)	(0.33)%		0.28%		—		—	—
Net investment income (loss)	0.65	%(B)	3.60%		(4.65)%		(3.07)%		(2.36)%	(0.24)%
Portfolio turnover rate	4	%(A)	18%		44%		22%		49%	22%

(1)	Calculated using average shares outstanding.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$28,800
(2.4%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	2,800,000	2,800,000	2,241,120
					2,269,920

HERA SYSTEMS, INC. (4.4%) Aerospace	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Promissory Note Matures December 2020 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	33,145
	Preferred Stock - Series B *(1)(2)(4)	8/07/2017 - 2/1/2019	7,039,203	6,587,102	474,442
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/2020	2,650,000	2,650,000	178,610
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/2018 - 9/4/2018	12,250,000	0	824,303

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	$0	$353,273
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	418,202
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	47,103
					4,209,078

INTRAOP MEDICAL CORP. (23.3%) Medical Devices	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	500,000
	Convertible Note Matures December 2020 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	750,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	736,665

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Term Note Matures December 2020 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	$3,000,000	$3,000,000
	Term Note Matures December 2020 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					22,147,794

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2021 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (1.0%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	977,037
Semiconductor Equipment

PHUNWARE, INC. (0.1%)	Common Stock*	3/14/2014	82,913	554,560	75,865
Mobile Computing

PIVOTAL SYSTEMS CORP. (30.7%)	CDIs *(2)	11/28/2012 - 9/2/2016	38,090,506	7,498,348	29,192,099
Semiconductor Equipment

QUICKLOGIC CORP. (0.0%)	Common Stock *	12/27/2016 - 11/09/2017	2,857	50,187	8,885
Semiconductors

REVASUM, INC. (8.0%)	Common Stock *(1)(2)(4)	11/14/2016 - 11/30/2018	46,834,340	13,512,264	7,570,605
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (1.5%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	$2,372,403	$621,218
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	4,187
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	11,061
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	553
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	8
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	137,233
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	140
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	84
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	620,534
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	68,627
					1,463,645

SVXR, INC. (5.6%)	Preferred Stock - Series A *(1)(3)(4)	1/11/2017 - 8/29/2018	8,219,454	4,082,192	5,374,208
Semiconductor Equipment

TELEPATHY INVESTORS, INC.	Preferred Stock - Series A *(1)(2)(4)	7/29/2014	15,238,000	3,999,999	0
(0.0%) Consumer Electronics	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	4/20/2016	500,000	500,000	0
	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	6/23/2015	2,000,000	2,000,000	0
	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	5/3/2017	300,000	300,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
TELEPATHY INVESTORS, INC. (continued)	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	9/7/2018	200,000	$200,000	$0
	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	1/29/2016	300,000	300,000	0
	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	12/13/2016	500,000	500,000	0
	Convertible Note Matures June 2021 Interest Rate 10% (1)(2)(4)	6/21/2016	150,000	150,000	0
					0

UCT COATINGS, INC. (1.0%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	904,050
Advanced Materials

WRIGHTSPEED, INC. (19.8%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	7,194
Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	11
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	12,201,399
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	86,159
					18,873,778

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2020 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (2.4%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	2,303,526	$2,303,526	$2,303,526

TOTAL INVESTMENTS (Cost $141,120,654) — 100.3%					95,470,490

LIABILITIES IN EXCESS OF OTHER ASSETS — (0.3%)					(263,680)

NET ASSETS — 100.0%					$95,206,810

*	Non-income producing security.

CDI CHESS Depositary Interests

(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At September 30, 2020, we held $63,890,115 (or 67.1% of net assets) in restricted securities (see Note 2).

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

SEPTEMBER 30, 2020 (UNAUDITED)

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

SEPTEMBER 30, 2020 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On September 30, 2020, our financial statements include venture capital investments valued at approximately $56.3 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2020, we held $63,890,115 in restricted securities. At December 31, 2019, we held $114,282,924 in restricted securities.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

The average monthly volume of the Company’s derivatives during the nine months ended September 30, 2020 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	2,996,849	—

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

SEPTEMBER 30, 2020 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2019, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended September 30, 2020, there were no incentive fee adjustments. For the three months ended September 30, 2019, there were no incentive fee adjustments.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

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

SEPTEMBER 30, 2020 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2020:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$904,050
Automotive	—	—	7,194
Equipment Leasing	—	—	28,800
Intellectual Property	—	—	553
Mobile Computing	75,865	—	—
Semiconductor Equipment	29,192,099	—	7,570,605
Semiconductors	8,885	—	—
Total Common Stocks	29,276,849	—	8,511,202

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$686,197
Automotive	—	—	12,201,399
Equipment Leasing	—	—	2,241,120
Intellectual Property	—	—	1,462,860
Medical Devices	—	—	736,665
Semiconductor Equipment	—	—	6,351,245
Total Preferred Stocks	—	—	23,679,486
Asset Derivatives *
Equity Contracts	—	—	1,729,283
Total Asset Derivatives	—	—	1,729,283
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	1,880,000
Automotive	—	—	6,579,015
Medical Devices	—	—	21,411,129
Total Convertible Notes	—	—	29,970,144
Mutual Funds	2,303,526	—	—
Total	$31,580,375	$—	$63,890,115

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

SEPTEMBER 30, 2020 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/2020
Common Stocks
Advanced Materials	$834,150	$—	$—	$—	$69,900	$—	$904,050
Automotive	3,980	—	—	—	3,214		7,194
Equipment Leasing	28,990	—	—	—	(190)	—	28,800
Intellectual Property	645	—	—	—	(92)	—	553
Semiconductor Equipment	60,843,376	—	(5,631,672)	835,463	(19,284,463)	(29,192,099)	7,570,605
Total Common Stocks	61,711,141	—	(5,631,672)	835,463	(19,211,631)	(29,192,099)	8,511,202
Preferred Stocks
Aerospace	2,120,996	250,000	—	—	(1,684,799)	—	686,197
Automotive	10,625,710	3,859,999	—	—	(2,284,310)	—	12,201,399
Equipment Leasing	2,490,880	—	(400,000)	—	150,240	—	2,241,120
Intellectual Property	1,529,234	—	—	—	(66,374)	—	1,462,860
Medical Devices	702,826	—	—	—	33,839	—	736,665
Semiconductor Equipment	5,873,643	—	—	—	477,602	—	6,351,245
Total Preferred Stocks	23,343,289	4,109,999	(400,000)	—	(3,373,802)	—	23,679,486
Asset Derivatives
Equity Contracts	4,938,350	—	—	—	(3,209,067)	—	1,729,283
Total Asset Derivatives	4,938,350	—	—	—	(3,209,067)	—	1,729,283
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	1,000,000	880,000	—	—	—	—	1,880,000
Automotive	4,929,015	1,650,000	—	—	—	—	6,579,015
Medical Devices	18,261,129	3,150,000	—	—	—	—	21,411,129
Total Convertible Notes	24,290,144	5,680,000	—	—	—	—	29,970,144
Total	$114,282,924	$9,789,999	$(6,031,672)	$835,463	$(25,794,500)	$(29,192,099)	$63,890,115

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of September 30, 2020 was $(18,112,771).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2020:

	FAIR VALUE AT 9/30/20	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$1.0M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Revenue Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	10.8% - 12.3% (11.6%) 0.7% - 0.9% (0.8%) 21.4% (21.4%) 5 years (5 years) 50.0% (50.0%) 0.28% (0.28%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$4.2M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.28% (0.28%) 30% (30%)
Direct venture capital investments: Automotive	$18.9M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.28% (0.28%) 22.7% (22.7%) 70% (70%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Transaction Completion Probability	5 years (5 years) 70.0% (70.0%) 0.28% (0.28%) 44.1% (44.1%) 50%
Direct venture capital investments: Equipment Leasing	$2.3M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	4.5% - 8.6% (6.4%) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.28% (0.28%)
Direct venture capital investments: Intellectual Property	$1.5M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 0.28% (0.28%) 0.0% - 24.3% (0.0%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

	FAIR VALUE AT 9/30/20	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Medical Devices	$22.1M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.5x – 3.3x (2.9x) 4 years (4 years) 50% (50%) 0.22% (0.22%)
Direct venture capital investments: Semiconductor Equipment	$13.9M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	0 years – 5 years (2.4 years) 40.0% - 107.7% (77.5%) 0.28% (0.28%) 0.0% - 10.2% (5.3%) 0.0% - 1.2% (0.1%)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2020.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$25,051,533
Gross unrealized depreciation	(70,701,697)
Net unrealized depreciation	$(45,650,164)
Federal income tax cost, Investments	$141,120,654

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

The effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended September 30, 2020 and 2019 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2020	THREE MONTHS ENDED SEPTEMBER 30, 2019	NINE MONTHS ENDED SEPTEMBER 30, 2020	NINE MONTHS ENDED SEPTEMBER 30, 2019
Effective tax rate	0.0%	22.9%	-35.6%	27.4%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three- and nine-month periods ending September 30, 2020 is the result of changes to the deferred tax asset valuation allowance account. At September 30, 2020, the Company has established a full valuation allowance on its net deferred tax assets.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

As of December 31, 2019, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
12/31/24	20,988,480
Total	$25,983,138

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2020.

PURCHASES AND SALES
Purchases of investment securities	$13,618,559
Proceeds from sales and maturities of investment securities	$(18,969,294)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2019, through September 30, 2020, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/20	SHARES HELD AT 9/30/2020
EQX Capital, Inc. Common Stock*	$28,990	$—	$—	$—	$—	$(190)	$28,800	100,000
EQX, Inc. Preferred Stock - Series A*	2,490,880	—	—	(400,000)	—	150,240	2,241,120	2,800,000
Hera Systems, Inc. Series C Preferred*	476,400	250,000	—	—	—	(547,790)	178,610	2,650,000
Hera Systems, Inc. Series A Preferred*	247,314	—	—	—	—	(214,169)	33,145	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	38,056	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	38,056	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	250,000	13,333	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	40,000	1,722	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	—	20,000	694	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	—	200,000	5,389	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	220,000	3,422	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	—	150,000	875	—	—	—	150,000	150,000
Hera Systems, Inc. Series B Preferred*	1,397,282	—	—	—	—	(922,840)	474,442	7,039,203

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/20	SHARES HELD AT 9/30/2020
Hera Systems, Inc. Series B Warrants*	$138,908	$—	$—	$—	$—	$(91,805)	$47,103	700,000
Hera Systems, Inc. Series B Warrants*	1,233,289	—	—	—	—	(815,087)	418,202	6,214,922
Hera Systems, Inc. Series B Warrants*	2,430,890	—	—	—	—	(1,606,587)	824,303	12,250,000
Hera Systems, Inc. Series B Warrants*	1,041,810	—	—	—	—	(688,537)	353,273	5,250,000
IntraOp Medical Corp. Series C Preferred*	702,826	—	—	—	—	33,839	736,665	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	152,893	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	56,301	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	56,301	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	89,178	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	39,041	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	400,000	24,000	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	—	500,000	12,740	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	750,000	10,480	—	—	—	750,000	750,000
IntraOp Medical Corp. Term Note*	3,000,000	—	180,166	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	120,110	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,419,391	—	—	—	10,961,129	10,961,129
Pivotal Systems CDIs(1)*	41,670,037	—	—	(5,631,672)	835,463	(7,681,729)	29,192,099	38,090,506

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/20	SHARES HELD AT 9/30/2020
Revasum, Common Stock*	$19,173,339	$—	$—	$—	$—	$(11,602,734)	$7,570,605	$46,834,340
Silicon Genesis Corp., Common Stock *	645	—	—	—	—	(92)	553	921,892
Silicon Genesis Corp., Common Warrants*	11	—	—	—	—	(3)	8	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	(1,860)	140	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	(1,116)	84	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	5,157	—	—	—	—	(970)	4,187	82,914
Silicon Genesis Corp., Series 1-D Preferred*	13,699	—	—	—	—	(2,638)	11,061	850,830
Silicon Genesis Corp., Series 1-E Preferred*	645,177	—	—	—	—	(23,959)	621,218	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	142,434	—	—	—	—	(5,201)	137,233	912,453
Silicon Genesis Corp., Series 1-G Preferred*	651,458	—	—	—	—	(30,924)	620,534	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	71,309	—	—	—	—	(2,682)	68,627	837,942
SVXR, Inc., Preferred Stock Series A	4,881,123	—	—	—	—	493,085	5,374,208	8,219,454
Telepathy Investors, Inc. Convertible Note*	—	—	9,380	—	—	—	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	—	—	1,407	—	—	—	—	300,000
Telepathy Investors, Inc. Convertible Note*	—	—	704	—	—	—	—	150,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/20	SHARES HELD AT 9/30/2020
Telepathy Investors, Inc. Convertible Note*	$—	$—	$2,345	$—	$—	$—	$—	$500,000
Telepathy Investors, Inc. Convertible Note*	—	—	1,407	—	—	—	—	300,000
Telepathy Investors, Inc. Convertible Note*	—	—	2,345	—	—	—	—	500,000
Telepathy Investors, Inc. Convertible Note*	—	—	938	—	—	—	—	200,000
Telepathy Inc. Preferred Stock Series A*	—	—	—	—	—	—	—	15,238,000
UCT Coatings, Inc.Common Stock	834,150	—	—	—	—	69,900	904,050	1,500,000
Wrightspeed, Inc., Common Stock*	3,980	—	—	—	—	3,214	7,194	69,102
Wrightspeed, Inc., Common Stock Warrants*	—	—	—	—	—	11	11	181
Wrightspeed, Inc., Convertible Note	4,929,015	—	450,183	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note	—	750,000	12,500	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note	—	900,000	6,300	—	—	—	900,000	900,000
Wrightspeed, Inc., Preferred Stock- Series AA*	10,625,710	3,859,999	—	—	—	(2,284,310)	12,201,399	60,733,693

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2020 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/20	SHARES HELD AT 9/30/2020
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	$90,242	$—	$—	$—	$—	$(4,083)	$86,159	609,756
Total Affiliates and Controlled Investments	$113,190,404		$2,749,657		$835,463	$(25,779,017)	$92,005,177
Total Affiliates	5,715,273		—		—	562,985	6,278,258
Total Controlled Investments	$107,475,131		$2,749,657		$835,463	$(26,342,002)	$85,726,919

*	Controlled Investments.
(1)	CDI CHESS Depositary Interests

As of September 30, 2020, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; Telepathy Investors, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. COVID-19 RISKS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. This coronavirus has resulted in closing international borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general public concern and uncertainty. The impact of this outbreak has negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. The future impact of COVID-19 is currently unknown, and it may exacerbate other risks that apply to the Fund, including political, social and economic risks. Any such impact could adversely affect the Fund’s performance, the performance of the securities in which the Fund invests and may lead to losses on your investment in the Fund. The ultimate impact of COVID-19 on the financial performance of the Fund’s investments is not reasonably estimable at this time.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $95.5 million as of September 30, 2020, as compared to approximately $120.6 million as of December 31, 2019.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Semiconductor Equipment	45.3%	52.5%
Medical Devices	23.3%	14.9%
Automotive	19.8%	12.3%
Aerospace	4.4%	6.3%
Equipment Leasing	2.4%	2.0%
Intellectual Property	1.5%	1.2%
Advanced Materials	1.1%	0.8%
Mobile Computing	0.1%	0.6%
Semiconductor	0.0%	0.2%
Consumer Electronics	0.0%	0.0%
Exchange-Traded/Money Market Funds	2.4%	4.1%
Other Assets/(Liabilities)	(0.3)%	5.1%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019.

INVESTMENT INCOME

For the three months ended September 30, 2020, we had investment income of $1,068,654 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the three months ended September 30, 2019, we had investment income of $400,405 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical and Wrightspeed.

The higher level of interest income in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to the write-off of the interest associated with our QMAT notes during the three months ended September 30, 2019.

OPERATING EXPENSES

Net operating expenses totaled approximately $806,615 during the three months ended September 30, 2020 and $1,017,625 during the three months ended September 30, 2019.

Significant components of net operating expenses for the three months ended September 30, 2020, were management fee expense of $518,983 and professional fees (audit, legal, accounting, and consulting) of $128,497. Significant components of net operating expenses for the three months ended September 30, 2019, were management fee expense of $774,945 and professional fees (audit, legal, accounting, and consulting) of $92,758.

The lower level of net operating expenses for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

Net investment income before taxes was $262,039 for the three months ended September 30, 2020 versus a net investment loss before taxes of $(617,220) for the three months ended September 30, 2019.

The higher net investment income before taxes in the three months ended September 30, 2020, compared to a net investment loss for the three months ended September 30, 2019, is primarily attributable to two factors: (1) a write-off of the interest associated with our QMAT notes during the three months ended September 30, 2019, and (2) a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2020, and September 30, 2019, is shown below.

Three Months Ended September 30, 2020
Realized gains	$840,725
Net change in unrealized depreciation on investments	(7,211,045)
Deferred tax benefit	—
Net realized and unrealized losses on investments, net of deferred taxes	$(6,370,320)

As of September 30, 2020
Gross unrealized appreciation on portfolio investments	$25,051,533
Gross unrealized depreciation on portfolio investments	(70,701,697)
Net unrealized depreciation on portfolio investments	$(45,650,164)

Three Months Ended September 30, 2019
Realized gains	$1,404,809
Net change in unrealized depreciation on investments	(7,973,895)
Deferred tax benefit	1,470,423
Net realized and unrealized losses on investments, net of deferred taxes	$(5,098,663)

As of September 30, 2019
Gross unrealized appreciation on portfolio investments	$59,465,312
Gross unrealized depreciation on portfolio investments	(78,966,107)
Net unrealized depreciation on portfolio investments	$(19,500,795)

During the three months ended September 30, 2020, we recognized net realized gains of approximately $840,725. Realized gains were less than those in the year-ago period primarily due to the sale of investments, primarily Pivotal Systems and Revasum.

During the three months ended September 30, 2020, net unrealized depreciation on total investments increased by $7,211,045. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our investments, primarily Revasum and Pivotal investments.

During the three months ended September 30, 2019, we recognized net realized gains of approximately $1,404,809.

During the three months ended September 30, 2019, net unrealized depreciation on total investments increased by $7,973,895. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized appreciation was primarily caused by a decrease in the valuations of our investments, primarily Silicon Genesis, QMAT, IntraOp Medical, Phunware and EQX Capital investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(6,108,281) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2020 was $(0.93).

For the three months ended September 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(5,543,185) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2019 was $(0.78).

The greater decrease in net assets resulting from operations for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is due primarily to a decrease in the valuation of certain of our investments, particularly Pivotal and Revasum.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019.

INVESTMENT INCOME

For the nine months ended September 30, 2020, we had investment income of $2,762,705 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the nine months ended September 30, 2019, we had investment income of $900,762 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical and Wrightspeed.

The higher level of interest income in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to write-offs of interest associated with our QMAT, Vufine and Telepathy Investment notes during the nine months ended September 30, 2019.

OPERATING EXPENSES

Net operating expenses totaled approximately $2,287,674 during the nine months ended September 30, 2020 and $(5,771,774) during the nine months ended September 30, 2019.

Significant components of net operating expenses for the nine months ended September 30, 2020, were management fee expense of $1,493,418 and professional fees (audit, legal, accounting, and consulting) of $298,262. Significant components of net operating expenses for the nine months ended September 30, 2019, were management fee expense of $2,716,206, incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $(9,261,847) and professional fees (audit, legal, accounting, and consulting) of $275,184.

The higher level of net operating expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributable to a decrease in the incentive fee accrual in the nine months ended September 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT INCOME/(LOSS)

Net investment income/(loss) before taxes was $475,031 for the nine months ended September 30, 2020 and $6,672,536 for the nine months ended September 30, 2019.

The lesser net investment income in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributable to a decrease in the incentive fee accrual in the nine months ended September 30, 2019, which is a quarterly accrual based on what the incentive fee would be if the entire portfolio were liquidated at fair market value.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2020, and September 30, 2019, is shown below.

Nine Months Ended September 30, 2020
Realized losses	$(551,341)
Net change in unrealized depreciation on investments	(21,963,692)
Deferred tax expense	(7,842,581)
Net realized and unrealized losses on investments	$(30,357,614)

As of September 30, 2020
Gross unrealized appreciation on portfolio investments	$25,051,533
Gross unrealized depreciation on portfolio investments	(70,701,697)
Net unrealized depreciation on portfolio investments	$(45,650,164)

Nine Months Ended September 30, 2019
Realized gains	$658,761
Net change in unrealized appreciation on investments	(62,077,026)
Deferred tax benefit	14,307,077
Net realized and unrealized losses on investments	$(47,111,188)

As of September 30, 2019
Gross unrealized appreciation on portfolio investments	$59,465,312
Gross unrealized depreciation on portfolio investments	(78,966,107)
Net unrealized depreciation on portfolio investments	$(19,500,795)

During the nine months ended September 30, 2020, we recognized net realized losses of approximately $551,341 from the sale/transfer of securities. During the nine months ended September 30, 2019, we recognized net realized gains of approximately $658,761 from the sale/transfer of securities. Realized losses during the nine months ended September 30, 2020 were more than those during the nine months ended September 30, 2020 due to the sale of our investments, primarily Phunware and QuickLogic.

During the nine months ended September 30, 2020, net unrealized depreciation on total investments increased by $21,963,692 compared to a decrease of $62,077,026 in unrealized appreciation on the total investments during the nine months ended September 30, 2019. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily caused by a decrease in the valuations of our Revasum and Pivotal investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $29,882,583 and for the nine months ended September 30, 2019, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $39,747,755. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2020 was $(4.34) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2019 was $(5.54). The lesser decrease in net assets resulting from operations for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is due primarily to a greater decline in the valuation in the nine months ended September 30, 2019 of certain of our investments, primarily Phunware, Intraop Medical, QMAT, Revasum and Wrightspeed.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2020, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases and sales of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $1.3 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of September 30, 2020, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are

PART II. OTHER INFORMATION

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
Dated: November 10, 2020
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