Form 10-K
period 2020-12-31
Firsthand Technology Value Fund, Inc.
filed 2021-03-30
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [  ]Yes     [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    [  ]Yes     [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]Yes     [  ]No

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X]Yes     [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [  ]Yes     [X]No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2020 was approximately $31 million (computed using the closing price of $4.47 per share of Common Stock on December 31, 2021, as reported by the NASDAQ Global Market).

As of March 1, 2021, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding. of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2021 are incorporated by reference in Part III of this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2021 are incorporated by reference in Part III of this Form 10-K.

ii

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2020.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$2,205,000
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	2,368,393
Hera Systems, Inc.	Aerospace	3,606,674
IntraOp Medical Corp.	Medical Devices	26,387,581
Kyma, Inc.	Advanced Materials	100,000
Lyncean Technologies, Inc.	Semiconductor Equipment	831,434
Pivotal Systems Corp. [2]	Semiconductor Equipment	22,530,347
Revasum, Inc. [2]	Semiconductor Equipment	12,637,451
Silicon Genesis Corp.	Intellectual Property	1,330,802
SVXR, Inc.	Semiconductor Equipment	5,377,578
UCT Coatings, Inc.	Advanced Materials	1,074,300
Wrightspeed, Inc.	Automotive	23,623,259

[1]

Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2020. For public companies, the figure represents the market value of our securities on December 31, 2020, less any discount due to resale restriction on the security.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in technology and cleantech companies:

MANAGEMENT EXPERTISE

Kevin Landis, our Chief Executive Officer and Chief Financial Officer, has principal management responsibility for Firsthand Capital Management, Inc. as its owner, President and Chief Investment Officer. Mr. Landis has more than 25 years of experience in technology sector investing, and he intends to dedicate a substantial portion of his time to managing the Company. Mr. Landis controls FCM and is a trustee of Firsthand Funds and a director of the Company.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in April 2010 and commenced operations on April 15, 2011. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. The net assets of SVVC, as of December 31, 2020, were approximately $102.1 million.

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

The Maryland General Corporation Law, our charter, and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of the Company’s directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. We are also subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees. The Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

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

2020 Quarter Ending	Low	High
March 31	$2.93	$6.83
June 30	$3.15	$4.41
September 30	$3.95	$5.40
December 31	$3.07	$5.11

SHAREHOLDERS

As of February 28, 2021, there were approximately 1,200 shareholders of record and approximately 11,200 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2020.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2020.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2020.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2020		AS OF DECEMBER 31, 2019
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$3,468,393	*	$11,722,468	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	125,755,796		127,774,164
Total acquisition cost	$133,968,616		$144,241,059
Unaffiliated investments at market value	$3,299,827	*	$7,364,183	*
Affiliated investments at market value	6,451,878		5,715,273
Controlled investments at market value	92,321,114		107,475,131
Total market value ** (Note 6)	102,072,819		120,554,587
Foreign currency at value (cost $703 and $-)	729		—
Receivable from dividends and interest	5,728,598		2,507,714
Deferred tax benefit	—		7,842,583
Other assets	25,715		21,800
Total Assets	107,827,861		130,926,684
LIABILITIES
Payable to affiliates (Note 4)	5,450,699		3,461,822
Consulting fee payable	26,000		16,500
Accrued expenses and other payables	208,794		358,971
Total Liabilities	5,685,493		3,837,293
NET ASSETS	$102,142,368		$127,089,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$7,179
Paid-in-capital	176,770,722		178,770,434
Total distributable earnings (loss)	(74,635,247)		(51,688,222)
NET ASSETS	$102,142,368		$127,089,391

Shares of Common Stock outstanding	7,016,432		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		7,178,770
Net asset value per share (Note 2)	$14.82		$17.70

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/20 and 12/31/19 were 0.01% and 1.50% respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
INVESTMENT INCOME
Unaffiliated interest	$15,608	$72,502	$6,228
Affiliated/controlled interest	3,635,326	1,717,149	3,440,610
Affiliated/controlled loan origination income	—	—	21,000
TOTAL INVESTMENT INCOME	3,650,934	1,789,651	3,467,838
EXPENSES
Investment advisory fees (Note 4)	2,016,981	3,405,735	4,128,311
Administration fees	117,911	141,714	207,292
Custody fees	15,780	15,070	32,123
Transfer agent fees	33,640	33,353	35,176
Registration and filing fees	31,700	30,700	30,600
Professional fees	415,447	432,337	375,496
Printing fees	36,953	172,820	62,376
Trustees fees	200,000	200,000	200,000
Compliance fees	116,947	118,780	114,648
Miscellaneous fees	44,076	53,513	87,830
TOTAL GROSS EXPENSES	3,029,435	4,604,022	5,273,852
Incentive fee adjustments (Note 4)	—	(9,261,847)	7,570,807
TOTAL NET EXPENSES	3,029,435	(4,657,825)	12,844,659
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	621,499	6,447,476	(9,376,821)
Deferred tax benefit	—	(538,914)	538,915
Net Investment Income/(Loss), Net of Deferred Taxes	621,499	5,908,562	(8,837,906)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(5,589,234)	(24,091,097)	(10,658,458)
Non-affiliated and other assets	(1,927,408)	3,004,025	5,432,378
Written options (1)	—	98,590	231,422
Deferred tax benefit/expenses	(5,816,066)	4,623,742	1,192,325
Net realized (losses), net of deferred taxes	(13,332,708)	(16,364,740)	(3,802,333)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	4,189,718	(6,092,860)	(5,442,441)
Affiliated/controlled investments and foreign currency	(8,242,579)	(52,627,051)	47,667,121
Affiliated/controlled warrants investments (1)	(4,156,438)	(7,542,793)	451,886
Deferred tax benefit/(expenses)	(2,026,517)	12,190,314	(10,163,798)
Net change in unrealized appreciation (depreciation), net of deferred taxes	(10,235,816)	(54,072,390)	32,512,768
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(23,568,524)	(70,437,130)	28,710,435
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(22,947,025)	$(64,528,568)	$19,872,529
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$(3.31)	$(8.99)	$2.73

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2020 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Semiconductor Equipment	40.6%	52.5%
Medical Devices	25.8%	14.9%
Automotive	23.1%	12.3%
Aerospace	3.5%	6.3%
Equipment Leasing	2.2%	2.0%
Intellectual Property	1.3%	1.2%
Advanced Materials	1.1%	0.8%
Mobile Computing	0.0%	0.6%
Semiconductor	0.0%	0.2%
Consumer Electronics	0.0%	0.0%
Exchange-Traded/Money Market Funds	2.3%	4.1%
(Liabilities)/Other Assets	0.1%	5.1%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2020, December 31, 2019, and December 31, 2018.

INVESTMENT INCOME

For the year ended December 31, 2020, we had investment income of $3,650,934 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Hera, and Wrightspeed.

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

The higher level of investment income in the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to increasing principal amounts on notes issued by IntraOp, Hera and Wrightspeed.

The lower level of investment income in the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to the write-off of interest attributable to our QMAT and Vufine notes.

OPERATING EXPENSES

Operating expenses totaled approximately $3,029,435 during the year ended December 31, 2020, $(4,657,825) during the year ended December 31, 2019, and $12,844,659 during the year ended December 31, 2018.

Significant components of operating expenses for the year ended December 31, 2020, were a management fee expense of $2,016,981 and professional fees (audit, legal, accounting, and consulting) of $415,447. Significant components of operating expenses for the year ended December 31, 2019, were a management fee expense of $3,405,735, professional fees (audit, legal, accounting, and consulting) of $432,337, and incentive fee adjustments (which were accrued but are not payable until gains in the portfolio are realized) of $(9,261,847). Significant components of operating expenses for the year ended December 31, 2018, were a management fee expense of $4,128,311, professional fees (audit, legal, accounting, and consulting) of $375,496, and incentive fees (which were accrued but are not payable until gains in the portfolio are realized) of $7,570,807.

The higher level of operating expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily attributable to the reversal of the accrual of an incentive fee in 2019, which is accrued but not payable until gains in the portfolio are realized. The incentive fee payable was reduced to $0 due to the decrease in the market value of our portfolio in the year 2019.

The lower level of operating expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily attributable to the reversal of the accrual of an incentive fee in 2019, which is accrued but not payable until gains in the portfolio are realized. The incentive fee payable was reduced to $0 due to the decrease in the market value of our portfolio in the year 2019.

NET INVESTMENT GAIN/(LOSS)

The net investment gain/(loss) before taxes was $621,499 for the year ended December 31, 2020, $6,447,476 for the year ended December 31, 2019, and $(9,376,821) for the year ended December 31, 2018.

The lesser net investment gain before taxes in the year ended December 31, 2020 compared to the loss for the year ended December 31, 2019 is primarily due to the reversal of the accrual of an incentive fee in 2019 which was accrued but is not payable until gains in the portfolio are realized. The incentive fee was reduced to $0 due to the decrease in the market value of our portfolio.

The greater net investment gain before taxes in the year ended December 31, 2019 compared to the loss for the year ended December 31, 2018 is primarily due to the reversal of the accrual of an incentive fee in 2019 which was accrued but is not payable until gains in the portfolio are realized. The incentive fee was reduced to $0 due to the decrease in the market value of our portfolio.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, is shown below.

Year Ended December 31, 2020
Realized losses	$(7,516,642)
Net change in unrealized depreciation on investments	$(8,209,299)
Deferred tax benefit	$(7,842,583)
Net realized and unrealized loss on investments	$(23,568,524)

As of December 31, 2020
Gross unrealized appreciation on portfolio investments	$21,165,955
Gross unrealized depreciation on portfolio investments	$(53,061,752)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(31,895,797)

Year Ended December 31, 2019
Realized losses	$(20,988,482)
Net change in unrealized appreciation on investments	$(66,262,704)
Deferred tax expense	$16,814,056
Net realized and unrealized loss on investments	$(70,437,130)

As of December 31, 2019
Gross unrealized appreciation on portfolio investments	$40,954,730
Gross unrealized depreciation on portfolio investments	$(64,641,202)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(23,686,472)

Year Ended December 31, 2018
Realized losses	$(4,994,658)
Net change in unrealized appreciation on investments	$42,676,566
Deferred tax expense	$(8,971,473)
Net realized and unrealized gain on investments	$28,710,435

As of December 31, 2018
Gross unrealized appreciation on portfolio investments	$99,485,489
Gross unrealized depreciation on portfolio investments	$(56,909,257)
Net unrealized appreciation on portfolio investments, warrants, and other assets	$42,576,232

During the year ended December 31, 2020, we recognized net realized losses of approximately $7,516,642 from the sale/write-off of investments. Realized losses were lower compared to the Fund’s realized losses in 2019 due to the sale/write-off of our QMAT and Vufine positions in the 2019 year.

During the year ended December 31, 2020, net unrealized depreciation on total investments increased by $8,209,299. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the year is due primarily to the decrease in value of our investments, most notably, Hera Systems, Pivotal and Revasum.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $22,947,025 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2020 was $(3.33).

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

The lesser decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2020 as compared to the year ended December 31, 2019, is due primarily to a lesser decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

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

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2020, 2019, and 2018, our operating expenses were $3,029,435, $4,604,022, and $5,273,852, respectively.

For the year ended December 31, 2020, our total cash reserves and liquid securities decreased approximately 62%, primarily due to the purchase of portfolio securities. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

During the year ended December 31, 2020, cash and cash equivalents decreased to $2,368,393 at the end of the year, from $5,201,855 at the beginning of the year. The decrease in cash and cash equivalents primarily resulted from the purchase of portfolio investments in 2020.

At December 31, 2020, we had investments in public and private securities totaling approximately $102.1 million. Also, at December 31, 2020, we had approximately $0.0 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2020, net assets totaled approximately $102.1 million, with an NAV per share of $14.82. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2020, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2020, our investment in EQX consisted of 2,800,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $2.2 million.

Hera Systems, Inc.

Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2020, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 7,039,203 shares of Series B preferred stock, 2,650,000 shares of Series C preferred stock, $500,000 par value convertible note, $500,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $40,000 par value convertible note, $20,000 par value convertible note, $200,000 par value convertible note, $220,000 par value convertible note, $150,000 par value convertible note and 24,414,922 shares of Series B warrants with an aggregate fair value of approximately $3.6 million.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2020, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $1,000,000 par value convertible note, $400,000 par value convertible note, $750,000 par value convertible note, and a $10,961,129 par value convertible note with a combined aggregate fair value of approximately $26.4 million.

Kyma, Inc.

Kyma, Inc. (“Kyma”), Raleigh, NC, is a supplier of high-quality gallium nitride-based wafers to semiconductor device manufacturers in the electronics and optical markets.

At December 31, 2020, our investment in Kyma consisted of a $100,000 par value convertible note with a combined fair value of approximately $100 thousand.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2020, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $831 thousand.

Silicon Genesis Corp.

Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2020, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 8,037,982 shares of common stock with a combined fair value of approximately $1.3 million.

SVXR, Inc.

SVXR, Inc. (“SVXR”), San Jose, California, is an X-ray inspection tool manufacturer whose products are used for inline product monitoring, defect detection, and metrology.

At December 31, 2020, our investment in SVXR consisted of 8,219,454 shares of Series A preferred stock with a combined fair value of approximately $5.4 million.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2020, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $1.1 million.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for heavy-duty commercial vehicles.

At December 31, 2020, our investments in Wrightspeed consisted of 69,102 shares of common stock, 60,733,693 shares of Series AA preferred stock, warrants to purchase 181 shares of common stock, warrants to purchase 609,756 shares of Series AA preferred stock, $750,000 par value convertible note, $400,000 par value convertible note, $900,000 par value convertible note, $1,050,000 par value convertible note, $400,000 par value convertible note, $375,000 par value convertible note, $2,000,000 par value convertible note, and a $4,929,015 par value convertible note with a combined fair value of approximately $23.6 million.

PUBLIC INVESTMENTS

At December 31, 2020, we had investments in the following public securities:

Pivotal Systems Corp.

Pivotal Systems, Corporation (“Pivotal Systems”), Fremont, California, provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2020, our investment in Pivotal Systems consisted of 31,089,506 shares of CDIs with a combined fair value of approximately $22.5 million.

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2020, our investment in Revasum consisted of 46,834,340 shares of CDIs with an aggregate fair value of approximately $12.6 million

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2020, our investment in Money Market consisted of 2,368,393 shares of the money market fund with a market value of approximately $2.4 million.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2020, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $1.8 million.

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

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2020, we do not have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2020, and the financial highlights for each of the years in the five-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

CRITICAL AUDIT MATTER

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

of Firsthand Technology Value Fund, Inc.
Page Two

As discussed in Note 6, level 3 investments were valued at $64,536,628 which represented 63.18% of the Company’s net assets as of December 31, 2020. As part of the valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by an independent third-party valuation firm. The Company’s level 3 investments are valued using acceptable industry methods including a market approach, an income approach, a cost approach, or a combination of such approaches. The market approach uses prices and other relevant information generated by market transactions. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) discounted to a single present value amount. The cost approach uses the Company’s cost basis of the investment. In following these approaches, the types of factors that management may take into account in fair value pricing investments include observable market inputs together with significant unobservable inputs, including relevant comparable company multiples, discount rates, volatility and recent transactions.

The principal consideration for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are there was significant judgement by management to determine the fair value of these level 3 investments, which included significant unobservable inputs as described above. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained related to the unobservable inputs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments and testing the completeness, accuracy, reliability, and relevance of key data used in the valuation models and testing the computation of these level 3 investments based on the inputs used.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

Firsthand Technology Value Fund, Inc.
San Jose, California

OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited Firsthand Technology Value Fund, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March 15, 2021 expressed an unqualified opinion.

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

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 15, 2021

Item 8.     Financial Statements and Supplementary Data

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2020		AS OF DECEMBER 31, 2019
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$3,468,393	*	$11,722,468	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	125,755,796		127,774,164
Total acquisition cost	$133,968,616		$144,241,059
Unaffiliated investments at market value	$3,299,827	*	$7,364,183	*
Affiliated investments at market value	6,451,878		5,715,273
Controlled investments at market value	92,321,114		107,475,131
Total market value ** (Note 6)	102,072,819		120,554,587
Foreign currency at value (cost $703 and $-)	729		—
Receivable from dividends and interest	5,728,598		2,507,714
Deferred tax benefit	—		7,842,583
Other assets	25,715		21,800
Total Assets	107,827,861		130,926,684
LIABILITIES
Payable to affiliates (Note 4)	5,450,699		3,461,822
Consulting fee payable	26,000		16,500
Accrued expenses and other payables	208,794		358,971
Total Liabilities	5,685,493		3,837,293
NET ASSETS	$102,142,368		$127,089,391

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$7,179
Paid-in-capital	176,770,722		178,770,434
Total distributable earnings (loss)	(74,635,247)		(51,688,222)
NET ASSETS	$102,142,368		$127,089,391

Shares of Common Stock outstanding	7,016,432		7,302,146
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		7,178,770
Net asset value per share (Note 2)	$14.82		$17.70

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/20 and 12/31/19 were 0.01% and 1.50% respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$27,440
(2.2%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	2,800,000	2,800,000	2,177,560
					2,205,000

HERA SYSTEMS, INC. (3.5%) Aerospace	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	$2,000,000	$11,291
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	199,913
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/20	2,650,000	2,650,000	75,260
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	346,307
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	148,418
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	175,696
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	19,789
					3,606,674

INTRAOP MEDICAL CORP. (25.8%) Medical Devices	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	$500,000	$500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	750,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	4,976,452
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					26,387,581

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2021 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.8%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	831,434
Semiconductor Equipment

PIVOTAL SYSTEMS CORP. (22.1%)	CDIs *(2)	11/28/12 - 9/2/16	31,089,506	3,861,189	22,530,347
Semiconductor Equipment

REVASUM, INC. (12.4%)	CDIs *(2)	11/14/16 - 11/30/18	46,834,340	13,512,264	12,637,451
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (1.3%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	$2,372,403	$567,596
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	3,325
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	8,763
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	369
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	6
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	125,462
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	100
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	60
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	562,359
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	62,762
					1,330,802

SVXR, INC. (5.3%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	5,377,578
Semiconductor Equipment

UCT COATINGS, INC. (1.0%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	1,074,300
Advanced Materials

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (23.1%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	$7,460,851	$7,643
Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	12
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	1,050,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	375,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	2,000,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	12,720,065
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	91,524
					23,623,259

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (2.3%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	2,368,393	$2,368,393	$2,368,393

TOTAL INVESTMENTS (Cost $133,968,616) — 99.9%					$102,072,819

OTHER ASSETS IN EXCESS OF LIABILITIES — 0.1%					69,549

NET ASSETS — 100.0%					$102,142,368

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At December 31, 2020, we held $64,536,628 (or 63.2% of net assets) in restricted securities (see Note 2).

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

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security.
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
INVESTMENT INCOME
Unaffiliated interest	$15,608	$72,502	$6,228
Affiliated/controlled interest	3,635,326	1,717,149	3,440,610
Affiliated/controlled loan origination income	—	—	21,000
TOTAL INVESTMENT INCOME	3,650,934	1,789,651	3,467,838
EXPENSES
Investment advisory fees (Note 4)	2,016,981	3,405,735	4,128,311
Administration fees	117,911	141,714	207,292
Custody fees	15,780	15,070	32,123
Transfer agent fees	33,640	33,353	35,176
Registration and filing fees	31,700	30,700	30,600
Professional fees	415,447	432,337	375,496
Printing fees	36,953	172,820	62,376
Trustees fees	200,000	200,000	200,000
Compliance fees	116,947	118,780	114,648
Miscellaneous fees	44,076	53,513	87,830
TOTAL GROSS EXPENSES	3,029,435	4,604,022	5,273,852
Incentive fee adjustments (Note 4)	—	(9,261,847)	7,570,807
TOTAL NET EXPENSES	3,029,435	(4,657,825)	12,844,659
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	621,499	6,447,476	(9,376,821)
Deferred tax benefit	—	(538,914)	538,915
Net Investment Income/(Loss), Net of Deferred Taxes	621,499	5,908,562	(8,837,906)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(5,589,234)	(24,091,097)	(10,658,458)
Non-affiliated and other assets	(1,927,408)	3,004,025	5,432,378
Written options (1)	—	98,590	231,422
Deferred tax benefit/expenses	(5,816,066)	4,623,742	1,192,325
Net realized (losses), net of deferred taxes	(13,332,708)	(16,364,740)	(3,802,333)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	4,189,718	(6,092,860)	(5,442,441)
Affiliated/controlled investments and foreign currency	(8,242,579)	(52,627,051)	47,667,121
Affiliated/controlled warrants investments (1)	(4,156,438)	(7,542,793)	451,886
Deferred tax benefit/(expenses)	(2,026,517)	12,190,314	(10,163,798)
Net change in unrealized appreciation (depreciation), net of deferred taxes	(10,235,816)	(54,072,390)	32,512,768
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(23,568,524)	(70,437,130)	28,710,435
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(22,947,025)	$(64,528,568)	$19,872,529
Net Increase/(Decrease) In Net Assets Per Share Resulting From Operations (2)	$(3.31)	$(8.99)	$2.73

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(22,947,025)	$(64,528,568)	$19,872,529
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(24,273,531)	(29,888,755)	(83,779,495)
Proceeds from disposition of investments	24,190,631	41,756,374	85,549,002
Net purchases / sales from short-term investments	2,838,727	(9,819,822)	898,356
Increase (decrease) in dividends, interest, and reclaims receivable	(3,220,884)	(199,349)	(514,363)
Increase (decrease) in receivable in investment sold	—	1,005	(1,005)
Increase (decrease) in payable for investment purchased	—	(365,783)	365,783
Increase (decrease) in payable to affiliates	1,988,877	1,127,095	1,455,642
Increase (decrease) in incentive fees payable	—	(9,261,847)	7,570,807
Increase (decrease) in other assets	(3,915)	(3,087)	9,272
Increase (decrease) in accrued expenses and other payables	(140,677)	206,693	(39,096)
Increase (decrease) in deferred tax benefit/liability	7,842,583	(16,275,142)	8,432,558
Net realized gain (loss) from investments	7,516,642	21,087,072	5,226,080
Net realized gain from written options	—	(98,590)	(231,422)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	8,209,299	66,262,704	(42,676,566)
Net cash provided by (used in) operating activities	2,000,727	—	2,138,082

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	(1,999,998)	—	(2,002,458)
Distributions paid from net realized gains	—	—	(245,701)
Net cash provided by (used in) financing activities	(1,999,998)	—	(2,248,159)

Net increase (decrease) in cash	729	—	(110,077)
Cash and foreign currency - beginning of year	—	—	110,077
Cash and foreign currency - end of year	$729	$—	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$621,499	$5,908,562	$(8,837,906)
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	(13,332,708)	(16,364,740)	(3,802,333)
Net change in unrealized appreciation (depreciation) on investments, written options and warrants transactions, net of deferred taxes	(10,235,816)	(54,072,390)	32,512,768
Net increase (decrease) in net assets from operations	(22,947,025)	(64,528,568)	19,872,529

DISTRIBUTIONS TO SHAREHOLDERS:
From realized gains on investments	—	—	(245,701)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	(1,999,998)	—	(2,002,458)
TOTAL INCREASE (DECREASE) IN NET ASSETS	(24,947,023)	(64,528,568)	17,624,370

NET ASSETS:
Beginning of year	127,089,391	191,617,959	173,993,589
End of year	$102,142,368	$127,089,391	$191,617,959

COMMON STOCK ACTIVITY:
Shares redeemed	(285,714)	—	(123,376)
Net increase (decrease) in shares outstanding	(285,714)	—	(123,376)
Shares outstanding, beginning of year	7,178,770	7,178,770	7,302,146
Shares outstanding, end of year	6,893,056	7,178,770	7,178,770

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
Net asset value at beginning of year	$17.70	$26.69	$23.83		$20.04	$22.79
Income from investment operations:
Net investment income (loss), before deferred taxes	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)
Deferred tax benefit	—	(0.08)	0.07		—	—
Net investment gain (losses)	0.09	0.82	(1.22)		(0.62)	(0.52)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(2.30)	(12.15)	5.13		4.21	(2.76)
Deferred tax expense	(1.13)	2.34	(1.23)		—	—
Net realized and unrealized gains (losses) on investments, after deferred taxes	(3.43)	(9.81)	3.90		4.21	(2.76)
Total from investment operations	(3.34)	(8.99)	2.68		3.59	(3.28)

Distributions from:
Realized capital gains	—	—	(0.03)		—	—
Anti-dilutive effect from capital share transactions	0.46	—	0.21		0.20	0.53
Net asset value at end of year	$14.82	$17.70	$26.69		$23.83	$20.04

Market value at end of year	$4.47	$6.43	$11.20		$8.96	$7.67

Total return
Based on Net Asset Value	(16.27)%	(33.68)%	12.39%		18.91%	(12.07)%
Based on Market Value	(30.48)%	(42.59)%	25.43%		16.82%	(6.12)%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016
Net assets at end of year (millions)	$102.1	$127.1		$191.6		$174.0		$148.9
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.10%	(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90%
Deferred tax (benefit)/expense (3)(4)	(8.02)%	(9.91)%		4.43%		—		—
Total expenses	(4.92)%	(12.75	)%(2)	11.18	%(2)	4.13%		2.90%
Total expenses, excluding incentive fees and deferred tax expense	3.10%	2.80%		2.77%		2.98%		2.90%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	0.64%	3.93	%(2)	(4.93	)%(2)	(3.07)%		(2.36)%
Deferred tax benefit (4)(5)	—	(0.33)%		0.28%		—		—
Net investment income (loss)	0.64%	3.60%		(4.65)%		(3.07)%		(2.36)%
Portfolio turnover rate	13%	18%		44%		22%		49%

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the ratio of the incentive fee to average net assets was (5.64)%, 3.98% and 1.15%, respectively.

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

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

RESTRICTED SECURITIES. At December 31, 2020, we held $64,536,628 in restricted securities. At December 31, 2019, we held $114,282,924 in restricted securities.

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

DECEMBER 31, 2020

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

The average volume of the Company’s derivatives during the year ended December 31, 2020 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	2,631,459	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2020, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2020, there were no incentive fee adjustments. For the year ended December 31, 2019, there was an incentive fee reversal of ($9,261,847). For the year ended December 31, 2018, there was an incentive fee expensed for $7,570,807.

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

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2020:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$1,074,300
Automotive	—	—	7,643
Equipment Leasing	—	—	27,440
Intellectual Property	—	—	369
Semiconductor Equipment	35,167,798	—	—
Total Common Stocks	35,167,798	—	1,109,752

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$286,464
Automotive	—	—	12,720,065
Equipment Leasing	—	—	2,177,560
Intellectual Property	—	—	1,330,267
Medical Devices	—	—	4,976,452
Semiconductor Equipment	—	—	6,209,012
Total Preferred Stocks	—	—	27,699,820
Asset Derivatives *
Equity Contracts	—	—	781,912
Total Asset Derivatives	—	—	781,912
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	2,630,000
Automotive	—	—	10,804,015
Medical Devices	—	—	21,411,129
Total Convertible Notes	—	—	34,945,144
Mutual Funds	2,368,393	—	—
Total	$37,536,191	$—	$64,536,628

*	Asset derivatives include warrants.

At the end of each calendar quarter, management evaluates the Level 2 and Level 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market.

The following is a summary of the inputs used to value the Company’s net assets as of December 31,2019.

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

DECEMBER 31, 2020

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

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/20
Common Stocks
Advanced Materials	$834,150	$—	$—	$—	$240,150	$—	$1,074,300
Automotive	3,980	—	—	—	3,663	—	7,643
Equipment Leasing	28,990	—	—	—	(1,550)	—	27,440
Intellectual Property	645	—	—	—	(276)	—	369
Semiconductor Equipment	60,843,376	—	(10,684,136)	2,250,768	(17,242,210)	(35,167,798)	—
Total Common Stocks	61,711,141	—	(10,684,136)	2,250,768	(17,000,223)	(35,167,798)	1,109,752
Preferred Stocks
Aerospace	2,120,996	250,000	—	—	(2,084,532)	—	286,464
Automotive	10,625,710	3,859,999	—	—	(1,765,644)	—	12,720,065
Consumer Electronics	—	—	(109,993)	(3,890,007)	4,000,000	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/20
Equipment Leasing	$2,490,880	$—	$(400,000)	$—	$86,680	$—	$2,177,560
Intellectual Property	1,529,234	—	—	—	(198,967)	—	1,330,267
Medical Devices	702,826	—	—	—	4,273,626	—	4,976,452
Semiconductor Equipment	5,873,643	—	—	—	335,369	—	6,209,012
Total Preferred Stocks	23,343,289	4,109,999	(509,993)	(3,890,007)	4,646,532	—	27,699,820
Asset Derivatives
Equity Contracts	4,938,350	—	—	—	(4,156,438)	—	781,912
Total Asset Derivatives	4,938,350	—	—	—	(4,156,438)	—	781,912
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	1,000,000	1,630,000	—	—	—	—	2,630,000
Automotive	4,929,015	5,875,000	—	—	—	—	10,804,015
Consumer Electronics	—	—	(7)	(3,949,993)	3,950,000	—	—
Medical Devices	18,261,129	3,150,000	—	—	—	—	21,411,129
Total Convertible Notes	24,290,144	10,655,000	(7)	(3,949,993)	3,950,000	—	34,945,144
Total	$114,282,924	$14,764,999	$(11,194,136)	$(5,589,232)	$(12,560,129)	$(35,167,798)	$64,536,628

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2020 was $(3,267,919).

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/18	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/19
Common Stocks
Advanced Materials	$748,950	$—	$—	$—	$85,200	$—	$834,150
Automotive	—	7,460,850	—	—	(7,456,870)		3,980
Consumer Electronics	—	—	—	(15,000)	15,000	—	—
Equipment Leasing	36,470	—	—	—	(7,480)	—	28,990
Intellectual Property	4,517	—	—	—	(3,872)	—	645
Mobile Computing	19,121,150	—	(1,383,011)	(4,049,352)	(12,876,121)	(812,666)	—
Semiconductor Equipment	112,434,579	—	(14,689,087)	2,511,807	(39,413,923)	—	60,843,376

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/18	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/19
Preferred Stocks
Advanced Materials	$6,206,549	$—	$—	$(11,680,305)	$5,473,756	$—	$—
Aerospace	1,439,342	3,900,000	—	—	(3,218,346)	—	2,120,996
Automotive	983,685	13,498,888	(7,460,852)	—	3,603,989	—	10,625,710
Consumer Electronics	927,994	—	—	(2,250,000)	1,322,006	—	—
Equipment Leasing	3,491,600	—	(800,000)	—	(200,720)	—	2,490,880
Intellectual Property	3,179,944	—	—	—	(1,650,710)	—	1,529,234
Medical Devices	13,565,328	—	—	—	(12,862,502)	—	702,826
Semiconductor Equipment	5,923,206	—	—	—	(49,563)	—	5,873,643
Asset Derivatives
Equity Contracts	12,481,143	—	—	—	(7,542,793)	—	4,938,350
Convertible Notes
Advanced Materials	7,002,600	2,970,000	—	(9,872,600)	—	—	100,000
Aerospace	1,000,000	—	—	—	—	—	1,000,000
Automotive	242,088	8,229,015	(12,100,000)	—	8,557,912	—	4,929,015
Consumer Electronics	407,254	45,000	—	(2,745,000)	2,292,746	—	—
Medical Devices	15,961,129	2,300,000	—	—	—	—	18,261,129
Total	$205,157,528	$38,403,753	$(36,432,950)	$(28,100,450)	$(63,932,291)	$(812,666)	$114,282,924

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2019 was $(68,286,846).

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2020:

	FAIR VALUE AT 12/31/20	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$1.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	11.9x - 14.1x (13.0x) 21.4% (21.4%) 5 years (5 years) 50.0% (50.0%) 0.36% (0.36%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$3.6M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.36% (0.36%) 10% (10%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

continued	FAIR VALUE AT 12/31/20	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Automotive	$23.6M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability Adjustment for Market Movement	5 years (5 years) 50.0% (50.0%) 0.36% (0.36%) 22.7% (22.7%) 70% (70%) 4.4% (4.4%)
Direct venture capital investments: Equipment Leasing	$2.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	4.9x - 8.5x (6.6x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.36% (0.36%)
Direct venture capital investments: Intellectual Property	$1.3M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 0.36% (0.36%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$26.4M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.0x – 3.5x (3.3x) 4 years (4 years) 55.0% (55.0%) 0.27% (0.27%)
Direct venture capital investments: Semiconductor Equipment	$6.2M	Prior Transaction Analysis Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.6x – 3.0x (2.7x) 5 years (5 years) 40.0% -50.0% (41.3%) 0.36% (0.36%)

(1)

As of December 31, 2019, the Fund used Probability-Weighted Expected Return, Market Comparable Companies, and Prior Transaction approaches to value certain common stock and preferred stock investments. As of December 31, 2020, the Fund discontinued use of these approaches in certain cases in which the portfolio companies failed or realized a particular outcome.

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

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

DECEMBER 31, 2020

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The below chart represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2019:

	FAIR VALUE AT 12/31/19	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.9M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	8.8x - 10.5x (9.7x) 23.1% (23.1%) 5 years (5 years) 50.0% (50.0%) 1.69% (1.69%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$8.0M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 60.0% (60.0%) 1.68% (1.68%) 63% (63%)
Direct venture capital investments: Automotive	$15.7M	Prior Transaction Analysis Probability-Weighted Expected Return Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 1.69% (1.69%) 22.7% (22.7%) 75% (75%)
Direct venture capital investments: Consumer Electronics	$0.0M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate	5 years (5 years) 70.0% (70.0%) 1.69% (1.69%)
Direct venture capital investments: Equipment Leasing	$2.5M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	3.8x - 8.5x (5.2x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 1.69% (1.69%)
Direct venture capital investments: Intellectual Property	$1.5M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Adjustment for Market Movement	10.0% (10.0%) 5 years (5 years) 55.0% (55.0%) 1.69% (1.69%) 0.0% - 24.3% (0.1%) -55.0% (-55.0%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

continued	FAIR VALUE AT 12/31/19	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Medical Devices	$19.0M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.3x – 4.0x (3.6x) 4 years (4 years) 50.0% (50.0%) 1.66% (1.66%)
Direct venture capital investments: Semiconductor Equipment	$66.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	0 years – 5 years (0.5 years) 40.0% -50.0% (46.1%) 1.69% (1.69%) 0.0% - 12.1% (9.4%)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2020.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$21,165,955
Gross unrealized depreciation	(53,061,752)
Net unrealized depreciation	$(31,895,797)
Federal income tax cost, Investments	$133,968,616

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

The Company did not qualify as a regulated investment company pursuant to Subchapter M of the Internal Revenue Code, therefore it is taxed as a corporation. As a corporation, the Company is obligated to pay federal and state income tax on taxable income. The Company is currently using an estimated tax rate of 21% for Federal and 6.98% for state taxes.

The Company’s income tax provision consists of the following as of December 31:

	2020	2019
Deferred tax (expense)/benefit
Federal	$(5,777,983)	$11,989,897
State	(2,064,600)	4,285,245
Total deferred tax (expense)/benefit	$(7,842,583)	$16,275,142

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

Components of the Company’s deferred tax assets and liabilities as of December 31:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$1,118,888	$1,292,784
Capital loss carryforward	9,373,239	7,270,082
Net unrealized losses (gains) on investment securities	8,924,444	6,627,475
Incentive fee	—	—
Total deferred tax assets, net	19,416,571	15,190,341
Valuation allowance	(19,416,571)	(7,347,758)
Net	$—	$7,842,583

For the year ended December 31, 2020, the Company had an effective tax rate of (51.92%) and a statutory tax rate of 21% with the difference being attributed to changes in the deferred tax asset valuation account.

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

DECEMBER 31, 2020

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2020, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

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

As of December 31, 2020, the Company had net operating loss carryforwards for federal and state of income tax purposes of $3,998,886, which may be carried forward indefinitely.

As of December 31, 2020, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
12/31/24	20,988,480
12/31/25	7,516,642
Total	$33,499,780

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2020.

PURCHASES AND SALES
Purchases of investment securities	$14,764,999
Proceeds from sales and maturities of investment securities	$(12,303,844)

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

DECEMBER 31, 2020

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2019, through December 31, 2020, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
EQX Capital, Inc. Common Stock*	$28,990	$—	$—	$—	$—	$(1,550)	$27,440	100,000
EQX, Inc. Preferred Stock - Series A*	2,490,880	—	—	(400,000)	—	86,680	2,177,560	2,800,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
Hera Systems, Inc. Series C Preferred*	$476,400	$250,000	$—	$—	$—	$(651,140)	$75,260	2,650,000
Hera Systems, Inc. Series A Preferred*	247,314	—	—	—	—	(236,023)	11,291	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	50,833	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	50,833	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	250,000	19,722	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	40,000	2,744	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	—	20,000	1,206	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	—	200,000	10,500	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	220,000	9,044	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	—	150,000	4,708	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	250,000	5,903	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	250,000	3,125	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	250,000	764	—	—	—	250,000	250,000
Hera Systems, Inc. Series B Preferred*	1,397,282	—	—	—	—	(1,197,369)	199,913	7,039,203
Hera Systems, Inc. Series B Warrants*	138,908	—	—	—	—	(119,119)	19,789	700,000
Hera Systems, Inc. Series B Warrants*	1,233,289	—	—	—	—	(1,057,593)	175,696	6,214,922
Hera Systems, Inc. Series B Warrants*	2,430,890	—	—	—	—	(2,084,583)	346,307	12,250,000
Hera Systems, Inc. Series B Warrants*	1,041,810	—	—	—	—	(893,392)	148,418	5,250,000
IntraOp Medical Corp. Series C Preferred*	702,826	—	—	—	—	4,273,626	4,976,452	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	209,436	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	77,184	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
IntraOp Medical Corp. Convertible Note*	$500,000	$—	$77,740	$—	$—	$—	$500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	127,038	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	57,969	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	400,000	39,139	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	—	500,000	31,644	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	750,000	38,852	—	—	—	750,000	750,000
IntraOp Medical Corp. Term Note*	3,000,000	—	240,660	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,438	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,896,754	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI *(1)	41,670,037	9,508,558	—	(20,192,692)	2,250,766	(10,706,322)	22,530,347	31,089,506
Revasum, Common Stock*	19,173,339	—	—	—	—	(6,535,888)	12,637,451	46,834,340
Silicon Genesis Corp., Common Stock *	645	—	—	—	—	(276)	369	921,892
Silicon Genesis Corp., Common Warrants*	11	—	—	—	—	(5)	6	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	(1,900)	100	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	(1,140)	60	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	5,157	—	—	—	—	(1,832)	3,325	82,914

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
Silicon Genesis Corp., Series 1-D Preferred*	$13,699	$—	$—	$—	$—	$(4,936)	$8,763	850,830
Silicon Genesis Corp., Series 1-E Preferred*	645,177	—	—	—	—	(77,581)	567,596	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	142,434	—	—	—	—	(16,972)	125,462	912,453
Silicon Genesis Corp., Series 1-G Preferred*	651,458	—	—	—	—	(89,099)	562,359	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	71,309	—	—	—	—	(8,547)	62,762	837,942
SVXR, Inc., Preferred Stock Series A	4,881,123	—	—	—	—	496,455	5,377,578	8,219,454
Telepathy Investors, Inc. Convertible Note*	—	—	(101,203)	(1)	(1,999,999)	2,000,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(15,180)	(1)	(299,999)	300,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(7,590)	(1)	(149,999)	150,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(25,301)	(1)	(499,999)	500,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(15,180)	(1)	(299,999)	300,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(25,301)	(1)	(499,999)	500,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(10,120)	(1)	(199,999)	200,000	—	—
Telepathy Inc. Preferred Stock Series A*	—	—	—	(109,993)	(3,890,007)	4,000,000	—	—
UCT Coatings, Inc.Common Stock	834,150	—	—	—	—	240,150	1,074,300	1,500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
Wrightspeed, Inc., Common Stock*	$3,980	$—	$—	$—	$—	$3,663	$7,643	69,102
Wrightspeed, Inc., Common Stock Warrants*	—	—	—	—	—	12	12	181
Wrightspeed, Inc., Convertible Note*	4,929,015	—	601,340	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note*	—	750,000	35,500	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note*	—	900,000	33,900	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note*	—	1,050,000	28,000	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note*	—	400,000	6,800	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	—	375,000	4,625	—	—	—	375,000	375,000
Wrightspeed, Inc., Convertible Note*	—	400,000	2,800	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	—	2,000,000	6,000	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Preferred Stock- Series AA*	10,625,710	3,859,999	—	—	—	(1,765,644)	12,720,065	60,733,693
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	90,242	—	—	—	—	1,282	91,524	609,756
Total Affiliates and Controlled Investments	$113,190,404		$3,635,326		$(5,589,234)	$(12,399,043)	$98,772,992
Total Affiliates	5,715,273		—		—	736,605	6,451,878
Total Controlled Investments	$107,475,131		$3,635,326		$(5,589,234)	$(13,135,648)	$92,321,114

*	Controlled Investments.
(1)	CDI CHESS Depositary Interests

As of December 31, 2020, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

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

As of December 31, 2020, our investments in Pivotal Systems Corp. (“Pivotal”), IntraOp Medical Corp. (“IntraOp”) and Wrightspeed, Inc. exceeded the 20% threshold in at least one of the tests under Rule 3-09. Accordingly, we are attaching the audited financial statements of Pivotal, IntraOp and Wrightspeed to Form 10-K.

As of December 31, 2020, our investment in Revasum, Inc. exceeded the 10% threshold in at least one of the three tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for Revasum.

REVASUM, INC.

BALANCE SHEET DATA AS OF:	1/3/2021	1/5/2020
Total Current Assets	$11,317,000	$19,521,000
Total Non-Current Assets	$8,873,000	$13,106,000
Total Current Liabilities	$6,059,000	$7,841,000
Total Non-Current Liabilities	$2,141,000	$3,458,000
Non-controlling interest	$—	$—

INCOME STATEMENT DATA FOR THE YEARS ENDED:	1/3/2021	1/5/2020	12/31/2018
Revenue	$15,368,000	$20,507,000	$27,277,000
Gross Profits	$4,888,000	$2,291,000	$10,155,000
Income/(loss) from operations	$(8,927,000)	$(14,919,000)	$(1,020,000)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	$(9,156,000)	$(14,946,000)	$(4,355,000)
Net Income/(loss) attributable to non-controlling interest	$—	$—	$—

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
EQX Capital, Inc. Common Stock*	$36,470	$—	$—	$—	$—	$(7,480)	$28,990	100,000
EQX, Inc. Preferred Stock - Series A*	3,491,600	—	—	(800,000)	—	(200,720)	2,490,880	3,200,000
Hera Systems, Inc. Series B Preferred*	—	2,400,000	—	—	—	(1,923,600)	476,400	2,400,000
Hera Systems, Inc. Series A Preferred*	207,977	—	—	—	—	39,337	247,314	3,642,324

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Hera Systems, Inc. Convertible Note*	$500,000	$—	$50,694	$—	$—	$—	$500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	50,694	—	—	—	500,000	500,000
Hera Systems, Inc. Series B Preferred*	1,231,365	1,500,000	—	—	—	(1,334,083)	1,397,282	7,039,203
Hera Systems, Inc. Series B Warrants*	155,540	—	—	—	—	(16,632)	138,908	700,000
Hera Systems, Inc. Series B Warrants*	1,380,956	—	—	—	—	(147,667)	1,233,289	6,214,922
Hera Systems, Inc. Series B Warrants*	2,721,950	—	—	—	—	(291,060)	2,430,890	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	1,041,810	1,041,810	5,250,000
IntraOp Medical Corp. Series C Preferred*	13,565,328	—	—	—	—	(12,862,502)	702,826	26,856,187
IntraOp Medical Corp. Convertible Note*	—	1,300,000	92,425	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	—	500,000	13,151	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	16,850	—	—	—	500,000	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	240,000	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,000	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,644,845	—	—	—	10,961,129	10,961,129
Phunware, Inc. Common Stock (1)	19,121,150	—	—	(1,383,012)	(4,049,352)	(12,876,120)	812,666	682,913
Pivotal Systems Common Stock*	53,825,978	—	—	(8,267,813)	1,116,174	(5,004,302)	41,670,037	45,090,506
QMAT, Preferred Stock Series A*	4,612,549	—	—	—	(9,680,305)	5,067,756	—	—
QMAT, Preferred Stock Series B*	1,594,000	—	—	—	(2,000,000)	406,000	—	—
QMAT, Series A Warrant*	112,000	—	—	—	—	(112,000)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
QMAT, Preferred Stock Warrants - Series C*	$81,381	$—	$—	$—	$—	$(81,381)	$—	—
QMAT, Convertible Note*	7,002,600	500,000	(21,205)	—	(7,502,600)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	400,000	—	—	(400,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	220,000	—	—	(220,000)	—	—	—
QMAT, Convertible Note*	—	100,000	—	—	(100,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	400,000	—	—	(400,000)	—	—	—
QMAT, Convertible Note*	—	150,000	—	—	(150,000)	—	—	—
QMAT, Convertible Note*	—	200,000	—	—	(200,000)	—	—	—
QMAT, Convertible Note*	—	40,000	—	—	(40,000)	—	—	—
Revasum, Common Stock*	58,608,601	—	—	(6,421,274)	1,395,634	(34,409,622)	19,173,339	46,834,340
Silicon Genesis Corp., Common Stock *	4,517	—	—	—	—	(3,872)	645	921,892
Silicon Genesis Corp., Common Warrants*	84	—	—	—	—	(73)	11	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	—	2,000	5,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Silicon Genesis Corp., Common Warrants*	$1,200	$—	$—	$—	$—	$—	$1,200	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	25,463	—	—	—	—	(20,306)	5,157	82,914
Silicon Genesis Corp., Series 1-D Preferred*	68,918	—	—	—	—	(55,219)	13,699	850,830
Silicon Genesis Corp., Series 1-E Preferred*	1,233,878	—	—	—	—	(588,701)	645,177	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	270,816	—	—	—	—	(128,382)	142,434	912,453
Silicon Genesis Corp., Series 1-G Preferred*	1,443,530	—	—	—	—	(792,072)	651,458	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	137,339	—	—	—	—	(66,030)	71,309	837,942
SVXR, Inc., Preferred Stock Series A	4,923,206	—	—	—	—	(42,083)	4,881,123	8,219,454
Telepathy Investors, Inc. Convertible Note*	195,700	—	(701,523)	—	—	(195,700)	—	2,000,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(35,486)	—	—	(29,355)	—	300,000
Telepathy Investors, Inc. Convertible Note*	14,678	—	(33,557)	—	—	(14,678)	—	150,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	(82,848)	—	—	(48,925)	—	500,000
Telepathy Investors, Inc. Convertible Note*	29,355	—	(81,433)	—	—	(29,355)	—	300,000
Telepathy Investors, Inc. Convertible Note*	48,925	—	(122,132)	—	—	(48,925)	—	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Telepathy Investors, Inc. Convertible Note*	$19,570	$—	$3,764	$—	$—	$(19,570)	$—	200,000
Telepathy Investors, Inc. Series A Preferred*	927,994	—	—	—	—	(927,994)	—	15,238,000
UCT Coatings, Inc.Common Stock	748,950	—	—	—	—	85,200	834,150	1,500,000
Vufine, Inc., Convertible Note*	11,526	—	(266,301)	—	(1,500,000)	1,488,474	—	—
Vufine, Inc., Convertible Note*	1,921	—	(36,329)	—	(250,000)	248,079	—	—
Vufine, Inc. Convertible Note*	2,305	—	(19,331)	—	(300,000)	297,695	—	—
Vufine, Inc. Convertible Note*	768	—	(3,616)	—	(100,000)	99,232	—	—
Vufine, Inc. Convertible Note*	1,537	—	(4,077)	—	(200,000)	198,463	—	—
Vufine, Inc., Convertible Note*	2,689	—	(38,548)	—	(350,000)	347,311	—	—
Vufine, Inc., Convertible Note	—	45,000	—	—	(45,000)	—	—	—
Vufine, Inc., Common Stock*	—	—	—	—	(15,000)	15,000	—	—
Vufine, Inc., Series A, Preferred Stock*	—	—	—	—	(2,250,000)	2,250,000	—	—
Wrightspeed, Inc. , Common Stock*	—	7,460,850	—	—	—	(7,456,870)	3,980	69,102
Wrightspeed, Inc. , Common Stock Warrants*	—	—	—	—	—	—	—	181
Wrightspeed, Inc. , Convertible Note	—	4,929,015	341,745	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc. , Preferred Stock- Series AA*	—	13,495,889	—	—	—	(2,870,179)	10,625,710	47,284,219
Wrightspeed, Inc. , Preferred Stock Warrants- Series AA*	—	—	—	—	—	90,242	90,242	609,756
Wrightspeed, Inc., Series C Preferred Stock*	494,803	—	—	(1,922,975)	—	1,428,172	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Wrightspeed, Inc., Series D Preferred Stock*	$310,806	$—	$—	$(3,375,887)	$—	$3,065,081	$—	—
Wrightspeed, Inc., Series E Preferred Stock*	136,732	—	—	(1,658,996)	—	1,522,264	—	—
Wrightspeed, Inc., Series F Preferred Stock*	41,344	3,000	—	(502,995)	—	458,651	—	—
Wrightspeed, Inc. Series F Warrants*	29	—	—	—	—	(29)	—	—
Wrightspeed, Inc. Convertible Note*	101,787	—	199,185	(3,700,000)	—	3,598,213	—	—
Wrightspeed, Inc. Convertible Note*	55,020	—	104,667	(2,000,000)	—	1,944,980	—	—
Wrightspeed, Inc. Convertible Note*	82,530	—	157,000	(3,000,000)	—	2,917,470	—	—
Wrightspeed, Inc. Convertible Note*	2,751	—	5,233	(100,000)	—	97,249	—	—
Wrightspeed, Inc. Convertible Note*	—	250,000	12,250	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	500,000	18,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	500,000	17,833	(500,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	300,000	9,500	(300,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	100,000	2,633	(100,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	600,000	12,600	(600,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	150,000	2,650	(150,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	250,000	3,083	(250,000)	—	—	—	—
Wrightspeed, Inc. Convertible Note*	—	650,000	3,900	(650,000)	—	—	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series A*	90,980	—	—	—	—	(90,980)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	224	—	—	—	—	(224)	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2020

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/18	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/19	SHARES HELD AT 12/31/19
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	$22	$—	$—	$—	$—	$(22)	$—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	11	—	—	—	—	(11)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	3,366,260	—	—	—	—	(3,366,260)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	1,819,600	—	—	—	—	(1,819,600)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	2,729,400	—	—	—	—	(2,729,400)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	8,288	—	—	—	—	(8,288)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	4,480	—	—	—	—	(4,480)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	6,720	—	—	—	—	(6,720)	—	—
Wrightspeed, Inc. Preferred Stock Warrants - Series F*	18	—	—	—	—	(18)	—	—
Total Affiliates and Controlled Investments	$204,157,528		$1,717,149		$(24,091,097)	$(51,048,691)	$113,190,404
Total Affiliates	34,045,111		—		—	43,117	5,715,273
Total Controlled Investments	$170,112,417		$1,717,149		$(24,091,097)	$(51,091,808)	$107,475,131

*	Controlled Investments.
(1)	Phunware is no longer an affiliate as of December 31, 2019. The amounts are not included in the totals.

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

DECEMBER 31, 2020

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

Our management evaluated as of December 31, 2019, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears on page 40 herein.

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

Part IV

Item 15.     Exhibits, Financial Statements Schedules

1. Financial Statements

The following financial statements of the Company are filed as part of this report:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	40
Statement of Assets and Liabilities as of December 31, 2020	43
Schedule of Investments as of December 31, 2020	44
Statement of Operations as of December 31, 2020	55
Statement of Cash Flows as of December 31, 2020	56
Statement of Changes in Net Assets as of December 31, 2020	57
Financial Highlights	58
Notes to Financial Statements	60

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 30, 2021	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 30, 2021
Kevin Landis

*	Director	March 30, 2021
Greg Burglin

*	Director	March 30, 2021
Kimun Lee

*	Director	March 30, 2021
Nicholas Petredis

*	Director	March 30, 2021
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
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

3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019.
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

10.4.1

Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit 10.4.1 to the Registrant's Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020.

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith
99.1	Separate financial statements of IntraOp Medical Corp. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X—filed herewith

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
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

● Access. You may have the right to confirm with us whether your personal information is processed, and if it is, to request access to that personal information including the categories of personal information processed, the purpose of the processing and the recipients or categories of recipients. We do have to consider the interests of others though, so this is not an absolute right and there are additional exceptions under the CCPA. Also, we are not obligated to respond to more than two access requests for the same individual’s personal information within a 12-month period.

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

[THIS PAGE INTENTIONALLY LEFT BLANK]

[THIS PAGE INTENTIONALLY LEFT BLANK]