Form 10-K/A
period 2020-12-31
Firsthand Technology Value Fund, Inc.
filed 2021-04-13
CIK 1495584

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2020, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2020, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which appears on page 40 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2020, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: April 13, 2021	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	April 13, 2021
Kevin Landis

*	Director	April 13, 2021
Greg Burglin

*	Director	April 13, 2021
Kimun Lee

*	Director	April 13, 2021
Nicholas Petredis

*	Director	April 13, 2021
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith
99.1	Separate financial statements of IntraOp Medical Corp. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X—incorporated by reference to Exhibit 99.1 to the Registrant's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2021.

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
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