Form 10-Q
period 2021-03-31
Firsthand Technology Value Fund, Inc.
filed 2021-05-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2021 or

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of March 31, 2021 (Unaudited) and December 31, 2020	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2021, and March 31, 2020	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2021, and March 31, 2020	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2021, and Three Months Ended March 31, 2020	6
Consolidated Selected Per Share Data and Ratios for the Three Months Ended March 31, 2021 (Unaudited), for the Year Ended December 31, 2019, for the Year Ended December 31, 2018, for the Year Ended December 31, 2017, for the Year Ended December 31, 2016, and for the Year Ended December 31, 2015	7
Consolidated Schedule of Investments as of March 31, 2021 (Unaudited) and for the Year Ended December 31, 2020	9
Consolidated Notes To Financial Statements (Unaudited)	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	47
PART II. OTHER INFORMATION	48
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	49
SIGNATURES	50

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2021 (UNAUDITED)		AS OF DECEMBER 31, 2020
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,615,414	*	$3,468,393	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	127,505,795		125,755,796
Total acquisition cost	$133,865,636		$133,968,616
Unaffiliated investments at market value	$1,318,728	*	$3,299,827	*
Affiliated investments at market value	4,597,822		6,451,878
Controlled investments at market value	105,830,541		92,321,114
Total market value ** (Note 6)	111,747,091		102,072,819
Foreign currency at value (cost $— and $703)	—		729
Receivable from dividends and interest	6,932,489		5,728,598
Other assets	43,435		25,715
Total Assets	118,723,015		107,827,861
LIABILITIES
Due to Custodian	13,589		—
Payable to affiliates (Note 4)	6,037,728		5,450,699
Consulting fee payable	26,000		26,000
Accrued expenses and other payables	218,242		208,794
Total Liabilities	6,295,559		5,685,493
NET ASSETS	$112,427,456		$102,142,368

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(64,350,159)		(74,635,247)
NET ASSETS	$112,427,456		$102,142,368

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$16.31		$14.82

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/21 and 12/31/20 were 0.01% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2021	MARCH 31, 2020
INVESTMENT INCOME
Unaffiliated interest	$22,260	$14,370
Affiliated/controlled interest	1,269,197	757,927
TOTAL INVESTMENT INCOME	1,291,457	772,297
EXPENSES
Investment advisory fees (Note 4)	558,585	508,449
Administration fees	29,162	34,146
Custody fees	4,438	3,961
Transfer agent fees	8,343	8,148
Registration and filing fees	8,063	7,882
Professional fees	67,852	80,230
Printing fees	16,764	26,164
Trustees fees	50,000	50,000
Compliance fees	28,444	29,533
Other fees	11,971	11,443
TOTAL GROSS EXPENSES	783,622	759,956
NET INVESTMENT INCOME	507,835	12,341
Net Realized and Unrealized Gain (Loss) on Investments:
Non-affiliated/controlled and other assets	—	2,221,418
Foreign currency	27	—
Deferred tax benefit	—	(3,012,346)
Net realized gains (losses), net of deferred taxes	27	(790,928)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(128,120)	(620,728)
Affiliated/controlled investments and foreign currency	10,074,079	(39,413,763)
Affiliated/controlled warrants investments (1)	(168,733)	(2,410,538)
Deferred tax benefit/(expenses)	—	(2,026,517)
Net change in unrealized appreciation (depreciation), net of deferred taxes	9,777,226	(44,471,546)
Net Realized and Unrealized Gain (Loss) on Investments, Net of Deferred Taxes	9,777,253	(45,262,474)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$10,285,088	$(45,250,133)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$1.49	$(6.42)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021	FOR THE THREE MONTHS ENDED MARCH 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$10,285,088	$(45,250,133)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(13,512,264)	(3,225,000)
Proceeds from disposition of investments	13,512,264	2,221,418
Net purchases/sales from short term investments	102,982	3,155,412
Increase (decrease) in dividends, interest, and reclaims receivable	(1,203,892)	(665,929)
Increase (decrease) in due to custodian	13,589	—
Increase (decrease) in payable to affiliates	587,029	537,981
Increase (decrease) in other assets	(17,720)	(17,905)
Increase (decrease) in accrued expenses and other payables	9,448	2,057
Increase (decrease) in deferred tax benefit/liability	—	5,038,865
Net realized (gain) loss from investments	(27)	(2,221,418)
Net unrealized (appreciation) depreciation from investments, other assets, and warrants transactions	(9,777,226)	42,445,029
Net cash provided by (used in) operating activities	(729)	2,020,377

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(1,999,998)
Net cash provided by (used in) financing activities	—	(1,999,998)

Net increase (decrease) in cash	(729)	20,379
Cash and foreign currency - beginning of period	729	—
Cash - end of period	$—	$20,379

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021	FOR THE THREE MONTHS ENDED MARCH 31, 2020
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$507,835	$12,341
Net realized gain (loss) from security transactions and warrants transactions, net of deferred taxes	27	(790,928)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	9,777,226	(44,471,546)
Net increase (decrease) in net assets from operations	10,285,088	(45,250,133)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	(1,999,998)
TOTAL INCREASE (DECREASE) IN NET ASSETS	10,285,088	(47,250,131)

NET ASSETS:
Beginning of period	102,142,368	127,089,391
End of period	$112,427,456	$79,839,260

COMMON STOCK ACTIVITY:
Shares repurchased	—	(285,714)
Net increase (decrease) in shares outstanding	—	(285,714)
Shares outstanding, beginning of period	6,893,056	7,178,770
Shares outstanding, end of period	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
Net asset value at beginning of period	$14.82		$17.70	$26.69	$23.83		$20.04	$22.79
Income from investment operations:
Net investment income (loss), before deferred taxes	0.07	(1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)
Deferred tax benefit	—		—	(0.08)	0.07		—	—
Net investment gain (losses)	0.07		0.09	0.82	(1.22)		(0.62)	(0.52)
Net realized and unrealized gains (losses) on investments, before deferred taxes	1.42		(2.30)	(12.15)	5.13		4.21	(2.76)
Deferred tax expense	—		(1.13)	2.34	(1.23)		—	—
Net realized and unrealized gains (losses) on investments	1.42		(3.43)	(9.81)	3.90		4.21	(2.76)
Total from investment operations	1.49		(3.34)	(8.99)	2.68		3.59	(3.28)

Distributions from:
Realized capital gains	—		—	—	(0.03)		—	—
Anti-dilutive effect from capital share transactions	—		0.46	—	0.21		0.20	0.53
Net asset value at end of period	$16.31		$14.82	$17.70	$26.69		$23.83	$20.04

Market value at end of period	$5.36		$4.47	$6.43	$11.20		$8.96	$7.67

Total return
Based on Net Asset Value	10.05	%(A)	(16.27)%	(33.68)%	12.39%		18.91%	(12.07)%
Based on Market Value	19.91	%(A)	(30.48)%	(42.59)%	25.43%		16.82%	(6.12)%
Net assets at end of period (millions)	$112.4		$102.1	$127.1	$191.6		$174.0	$148.9

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018	FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	2.96	%(B)	3.10%	(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90%
Deferred tax (benefit)/expense (3)(4)	—	(8.02)%	(9.91)%	4.43%	—	—
Total expenses	2.96	%(B)	(4.92)%	(12.75	)%(2)	11.18	%(2)	4.13%	2.90%
Total expenses, excluding incentive fees and deferred tax expense	2.96	%(B)	3.10%	2.80%	2.77%	2.98%	2.90%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	1.92	%(B)	0.64%	3.93	%(2)	(4.93	)%(2)	(3.07)%	(2.36)%
Deferred tax benefit (4)(5)	—	—	(0.33)%	0.28%	—	—
Net investment income (loss)	1.92	%(B)	0.64%	3.60%	(4.65)%	(3.07)%	(2.36)%
Portfolio turnover rate	0	%(A)	13%	18%	44%	22%	49%

(1)	Calculated using average shares outstanding.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$27,820
(1.9%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	2,800,000	2,800,000	2,167,200
					2,195,020

HERA SYSTEMS, INC. (3.3%) Aerospace	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/26/2021	50,000	$50,000	$50,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	2/16/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/25/2021	150,000	150,000	150,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	12,748
	Preferred Stock - Series B *(1)(2)(4)	8/07/17 - 2/1/19	7,039,203	6,587,102	158,382
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/20	2,650,000	2,650,000	59,625
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	275,135
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	117,915
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	139,587
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	15,722
					3,759,114

INTRAOP MEDICAL CORP. (25.7%) Medical Devices	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	$1,000,000	$1,000,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	750,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	7,455,277
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					28,866,406

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2022 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.6%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	703,314
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
PIVOTAL SYSTEMS CORP. (27.3%)	CDIs *(2)	11/28/12 - 9/2/16	31,089,506	$3,861,189	$30,698,246
Semiconductor Equipment

REVASUM, INC. (11.2%)	CDIs *(2)	11/14/16 - 11/30/18	46,834,340	13,512,263	12,628,423
Semiconductor Equipment

SILICON GENESIS CORP. (1.1%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	515,114
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	2,686
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	7,062
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	277
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	5
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	113,874
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	75
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	45
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	507,168
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	56,896
					1,203,202

SVXR, INC. (2.9%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	3,277,672
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (1.2%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	$662,235	$1,320,150
Advanced Materials

WRIGHTSPEED, INC. (23.6%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	9,453
Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	0
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	1,050,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	375,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	2,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	1,400,000	1,400,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	14,201,967

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	$0	$64,695
					26,480,130

INVESTMENT COMPANY (0.5%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	515,414	515,414	515,414

TOTAL INVESTMENTS (Cost $133,865,636) — 99.4%					$111,747,091

OTHER ASSETS IN EXCESS OF LIABILITIES — 0.6%					680,365

NET ASSETS — 100.0%					$112,427,456

*	Non-income producing security.
CDI	CHESS Depositary Interests

(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At March 31, 2021, we held $67,905,008 (or 60.4% of net assets) in restricted securities (see Note 2).

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

MARCH 31, 2021 (UNAUDITED)

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

MARCH 31, 2021 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On March 31, 2021, our financial statements include venture capital investments valued at approximately $67.9 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2021, we held $67,905,008 in restricted securities. At December 31, 2020, we held $64,536,628 in restricted securities.

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

MARCH 31, 2021 (UNAUDITED)

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

The average quarterly volume of the Company’s derivatives during the three months ended March 31, 2021 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	739,729	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

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

MARCH 31, 2021 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2020, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2021, there were no incentive fee adjustments. For the three months ended March 31, 2021, there were no incentive fee adjustments.

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

MARCH 31, 2021 (UNAUDITED)

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

MARCH 31, 2021 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2021:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$1,320,150
Automotive	—	—	9,453
Equipment Leasing	—	—	27,820
Intellectual Property	—	—	277
Semiconductor Equipment	43,326,669	—	—
Total Common Stocks	43,326,669	—	1,357,700

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$230,755
Automotive	—	—	14,201,967
Equipment Leasing	—	—	2,167,200
Intellectual Property	—	—	1,202,800
Medical Devices	—	—	7,455,277
Semiconductor Equipment	—	—	3,980,986
Total Preferred Stocks	—	—	29,238,985
Asset Derivatives *
Equity Contracts	—	—	613,179
Total Asset Derivatives	—	—	613,179
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	2,980,000
Automotive	—	—	12,204,015
Medical Devices	—	—	21,411,129
Total Convertible Notes	—	—	36,695,144
Mutual Funds	515,414	—	—
Total	$43,842,083	$—	$67,905,008

*	Asset derivatives include warrants.

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

MARCH 31, 2021 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/20	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 3/31/2021
Common Stocks
Advanced Materials	$1,074,300	$—	$—	$—	$245,850	$—	$1,320,150
Automotive	7,643	—	—	—	1,810	—	9,453
Equipment Leasing	27,440	—	—	—	380	—	27,820
Intellectual Property	369	—	—	—	(92)	—	277
Total Common Stocks	1,109,752	—	—	—	247,948	—	1,357,700
Preferred Stocks
Aerospace	286,464	—	—	—	(55,709)	—	230,755
Automotive	12,720,065	—	—	—	1,481,902	—	14,201,967
Equipment Leasing	2,177,560	—	—	—	(10,360)	—	2,167,200
Intellectual Property	1,330,267	—	—	—	(127,467)	—	1,202,800
Medical Devices	4,976,452	—	—	—	2,478,825	—	7,455,277
Semiconductor Equipment	6,209,012	—	—	—	(2,228,026)	—	3,980,986
Total Preferred Stocks	27,699,820	—	—	—	1,539,165	—	29,238,985
Asset Derivatives
Equity Contracts	781,912	—	—	—	(168,733)	—	613,179
Total Asset Derivatives	781,912	—	—	—	(168,733)	—	613,179
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	2,630,000	350,000	—	—	—	—	2,980,000
Automotive	10,804,015	1,400,000	—	—	—	—	12,204,015
Medical Devices	21,411,129	—	—	—	—	—	21,411,129
Total Convertible Notes	34,945,144	1,750,000	—	—	—	—	36,695,144
Total	$64,536,628	$1,750,000	$—	$—	$1,618,380	$—	$67,905,008

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2021:

	FAIR VALUE AT 3/31/21	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$1.4M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Revenue Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	8.9x - 11.9x (10.4%) 1.2x – 1.3x (1.3x) 19.3% (19.3%) 5 years (5 years) 50.0% (50.0%) 0.92% (0.92%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$3.7M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.92% (0.92%) 10% (10%)
Direct venture capital investments: Automotive	$26.5M	Prior Transaction Analysis Option Pricing Model	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.92% (0.92%) 22.7% (22.7%) 70% (70%)
Direct venture capital investments: Equipment Leasing	$2.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	3.8x - 8.8x (6.1x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.92% (0.92%)
Direct venture capital investments: Intellectual Property	$1.2M	Prior Transaction Analysis Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 0.92% (0.92%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$28.9M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.1x – 4.3x (3.7x) 4 years (4 years) 55.0% (55.0%) 0.64% (0.64%)
Direct venture capital investments: Semiconductor Equipment	$4.0M	Market Comparable Companies Prior Transaction Analysis Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate Adjustment for Market Movement	2.4x - 5.1x (4.1x) 5 years (5 years) 40.0% - 50.0% (41.8%) 0.92% (0.92%) 0.0% - 2.2% (0.4%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2021.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$28,115,964
Gross unrealized depreciation	(50,234,509)
Net unrealized (depreciation)	$(22,118,545)
Federal income tax cost, Investments	$133,865,636

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

The Company’s income tax provision consists of the following as of December 31, 2020

Deferred tax (expense)/benefit
Federal	$(5,777,983)
State	(2,064,600)
Total deferred tax (expense)/benefit	$(7,842,583)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

Components of the Company’s deferred tax assets and liabilities as of December 31, 2020 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward	$1,118,888
Capital loss carryforward	9,373,239
Net unrealized losses (gains) on investment securities	8,924,444
Incentive fee	—
Total deferred tax assets	19,416,571
Valuation allowance	(19,416,571)
Net	$—

For the year ended December 31, 2020, the Company had an effective tax rate of (51.92%) and a statutory tax rate of 21% with the difference primarily being attributable to changes in the deferred tax asset valuation account.

For the three months ended March 31, 2021 and 2020, the Company had an effective tax rate of 0.0% and (12.5%), respectively; and a federal statutory tax rate in each year of 21%. The difference in the effective and statutory rates for each of the three months ended March 31, 2021 and 2020 are primarily attributable to the deferred taxes recognized each period.

To the extent the Company has a deferred tax asset or if a portion of the deferred tax liability is offset by a tax asset resulting from net operating losses, consideration is given to whether or not a valuation allowance is required against the deferred tax asset amount. A valuation allowance is required if, based on the evaluation criterion provided by Accounting Standard Codification (“ASC”) 740, Income Taxes (ASC 740), it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Among the factors considered in assessing the Company’s valuation allowance are: the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of the statutory carryforward periods, and the associated risks that operating and capital loss carryforwards may expire unused. Based on the Company’s assessment, it has determined that in the future it is more likely than not that the Company will not generate the necessary appropriate character of income within the carryforward periods to realize its deferred tax assets, and as such, has placed a full allowance on the deferred tax assets.

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

MARCH 31, 2021 (UNAUDITED)

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

As of December 31, 2020, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/23	$4,994,658
12/31/24	20,988,480
12/31/25	7,516,642
Total	$33,499,780

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2021.

PURCHASES AND SALES
Purchases of investment securities	$0
Proceeds from sales and maturities of investment securities	$0

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

MARCH 31, 2021 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2020, through March 31, 2021, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/21	SHARES HELD AT 3/31/2021
EQX Capital, Inc. Common Stock*	$27,440	$—	$—	$—	$—	$380	$27,820	100,000
EQX, Inc. Preferred Stock - Series A*	2,177,560	—	—	—	—	(10,360)	2,167,200	2,800,000
Hera Systems, Inc. Series C Preferred*	75,260	—	—	—	—	(15,635)	59,625	2,650,000
Hera Systems, Inc. Series A Preferred*	11,291	—	—	—	—	1,457	12,748	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	12,500	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	12,500	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,250	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	40,000	—	1,000	—	—	—	40,000	40,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/21	SHARES HELD AT 3/31/2021
Hera Systems, Inc. Convertible Note*	$20,000	$—	$500	$—	$—	$—	$20,000	20,000
Hera Systems, Inc. Convertible Note*	200,000	—	5,000	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	220,000	—	5,500	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,250	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,250	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,250	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	50,000	902	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	—	150,000	1,833	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	292	—	—	—	150,000	150,000
Hera Systems, Inc. Series B Preferred*	199,913	—	—	—	—	(41,531)	158,382	7,039,203
Hera Systems, Inc. Series B Warrants*	19,789	—	—	—	—	(4,067)	15,722	700,000
Hera Systems, Inc. Series B Warrants*	175,696	—	—	—	—	(36,109)	139,587	6,214,922
Hera Systems, Inc. Series B Warrants*	346,307	—	—	—	—	(71,172)	275,135	12,250,000
Hera Systems, Inc. Series B Warrants*	148,418	—	—	—	—	(30,503)	117,915	5,250,000
IntraOp Medical Corp. Series C Preferred*	4,976,452	—	—	—	—	2,478,825	7,455,277	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	55,314	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	21,275	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	21,275	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/21	SHARES HELD AT 3/31/2021
IntraOp Medical Corp. Convertible Note*	$1,000,000	$—	$41,668	$—	$—	$—	$1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	20,629	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	16,235	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,493	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	29,165	—	—	—	750,000	750,000
IntraOp Medical Corp. Term Note*	3,000,000	—	59,179	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	536,348	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI (1)*	22,530,347	—	—	—	—	8,167,899	30,698,246	31,089,506
Revasum, Inc. CDI (1)*	12,637,451	—	—	—	—	(9,028)	12,628,423	46,834,340
Silicon Genesis Corp., Common Stock *	369	—	—	—	—	(92)	277	921,892
Silicon Genesis Corp., Common Warrants*	6	—	—	—	—	(1)	5	37,982
Silicon Genesis Corp., Common Warrants*	100	—	—	—	—	(25)	75	5,000,000
Silicon Genesis Corp., Common Warrants*	60	—	—	—	—	(15)	45	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	3,325	—	—	—	—	(639)	2,686	82,914

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/21	SHARES HELD AT 3/31/2021
Silicon Genesis Corp., Series 1-D Preferred*	$8,763	$—	$—	$—	$—	$(1,701)	$7,062	850,830
Silicon Genesis Corp., Series 1-E Preferred*	567,596	—	—	—	—	(52,482)	515,114	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	125,462	—	—	—	—	(11,588)	113,874	912,453
Silicon Genesis Corp., Series 1-G Preferred*	562,359	—	—	—	—	(55,191)	507,168	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	62,762	—	—	—	—	(5,866)	56,896	837,942
SVXR, Inc., Preferred Stock Series A	5,377,578	—	—	—	—	(2,099,906)	3,277,672	8,219,454
UCT Coatings, Inc.Common Stock	1,074,300	—	—	—	—	245,850	1,320,150	1,500,000
Wrightspeed, Inc., Common Stock*	7,643	—	—	—	—	1,810	9,453	69,102
Wrightspeed, Inc., Common Stock Warrants*	12	—	—	—	—	(12)	—	181
Wrightspeed, Inc., Convertible Note	4,929,015	—	147,870	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note	750,000	—	22,500	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note	900,000	—	27,000	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note	1,050,000	—	31,500	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note	400,000	—	12,000	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note	375,000	—	11,250	—	—	—	375,000	375,000
Wrightspeed, Inc., Convertible Note	400,000	—	12,000	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note	2,000,000	—	60,000	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Convertible Note	—	1,400,000	17,267	—	—	—	1,400,000	1,400,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/21	SHARES HELD AT 3/31/2021
Wrightspeed, Inc., Preferred Stock- Series AA*	$12,720,065	$—	$—	$—	$—	$1,481,902	$14,201,967	60,733,693
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	91,524	—	—	—	—	(26,829)	64,695	609,756

Total Affiliates and Controlled Investments	$98,772,992		$1,269,197		$—	$9,905,371	$110,428,363
Total Affiliates	6,451,878		—		—	(1,854,056)	4,597,822
Total Controlled Investments	$92,321,114		$1,269,197		$—	$11,759,427	$105,830,541

*	Controlled Investments.

As of March 31, 2021, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. COVID-19 RISKS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. This coronavirus has resulted in closing international borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general public concern and uncertainty. The impact of this outbreak has negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. The future impact of COVID-19 is currently unknown, and it may exacerbate other risks that apply to the Company, including political, social and economic risks. Any such impact could adversely affect the Company’s performance, the performance of the securities in which the Company invests and may lead to losses on your investment in the Company. The ultimate of COVID-19 on the financial performance of the Company’s investments is not reasonably estimable at this time.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $111.7 million as of March 31, 2021, as compared to approximately $102.1 million as of December 31, 2020.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2021, and December 31, 2020.

	March 31, 2021	December 31, 2020
Semiconductor Equipment	42.0%	40.6%
Medical Devices	25.7%	25.8%
Automotive	23.6%	23.1%
Aerospace	3.3%	3.5%
Equipment Leasing	1.9%	2.2%
Advanced Materials	1.3%	1.1%
Intellectual Property	1.1%	1.3%
Exchange-Traded/Money Market Funds	0.5%	2.3%
Other Assets in Excess of Liabilities	0.6%	0.1%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended March 31, 2021 and March 31, 2020

INVESTMENT INCOME

For the three months ended March 31, 2021, we had investment income of $1,291,457 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp., Wrightspeed, and Hera Systems.

For the three months ended March 31, 2020, we had investment income of $772,297 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp., Wrightspeed, and Hera Systems.

The higher level of investment income in the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due to the increased investments in convertible/term notes.

OPERATING EXPENSES

Operating expenses totaled approximately $783,622 during the three months ended March 31, 2021 and $759,956 during the three months ended March 31, 2020.

Significant components of net operating expenses for the three months ended March 31, 2021, were management fee expense of $558,585, and professional fees (audit, legal, and consulting) of $67,852. Significant components of net operating expenses for the three months ended March 31, 2020, were management fee expense of $508,449, and professional fees (audit, legal, and consulting) of $80,230.

The higher level of net operating expenses for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

The net investment income before taxes was $507,835 for the three months ended March 31, 2021 and $12,341 for the three months ended March 31, 2020.

The higher net investment income in the three months ended March 31, 2021, compared to the three months ended March 31, 2020 is primarily due to the increase in investment income for the three months ended March 31, 2021.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the three-month periods ended March 31, 2021, and March 31, 2020, is shown below.

Three Months Ended March 31, 2021
Realized gains	$27
Net change in unrealized depreciation on investments	9,777,226
Net realized and unrealized gains/(losses) on investments	$9,777,253

As of March 31, 2021
Gross unrealized appreciation on portfolio investments	$28,115,964
Gross unrealized depreciation on portfolio investments	(50,234,509)
Net unrealized depreciation on portfolio investments	$(22,118,545)

Three Months Ended March 31, 2020
Realized gains	$2,221,418
Net change in unrealized depreciation on investments	(42,445,029)
Deferred tax benefit	(5,038,863)
Net realized and unrealized gains/(losses) on investments	$(45,262,474)

As of March 31, 2020
Gross unrealized appreciation on portfolio investments	$16,381,864
Gross unrealized depreciation on portfolio investments	(82,513,365)
Net unrealized depreciation on portfolio investments	$(66,131,501)

During the three months ended March 31, 2021, we recognized net realized gains of approximately $27 from the repatriation of foreign currency.

During the three months ended March 31, 2021, net unrealized depreciation on total investments decreased by $9,777,226. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to an increase in the fair value of our portfolio companies, notably Pivotal, IntraOp and Wrightspeed.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2021, the net increase in net assets resulting from operations (net of deferred taxes) totaled $10,285,088 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2021, was $1.49.

For the three months ended March 31, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($45,250,133) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2021, was ($6.42).

The greater increase in net assets resulting from operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is due primarily to an increase in unrealized appreciation from investments, most notably Pivotal, IntraOp and Wrightspeed.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2021, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $2.4 million and sold public securities with an aggregate value of approximately $8.3 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of March 31, 2021, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

Item 1A.    Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2020, in response to Item 1A of Part 1 of Form 10-K.

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
Dated: May 14, 2021
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