Form 10-Q
period 2021-06-30
Firsthand Technology Value Fund, Inc.
filed 2021-08-16
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2021 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes     ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2021
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2021 (Unaudited) and December 31, 2020	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2021, and June 30, 2020, and for the Six Months Ended June 30, 2021, and June 30, 2020	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2021, and June 30, 2020, and for the Six Months Ended June 30, 2021, and June 30, 2020	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended June 30, 2021, and June 30, 2020, and for the Six Months Ended June 30, 2021, and June 30, 2020	6
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2021 (Unaudited) (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), and for the Year Ended December 31, 2016 (Consolidated)	7
Consolidated Schedule of Investments as of June 30, 2021 (Unaudited) and for the Year Ended December 31, 2020	9
Consolidated Notes To Financial Statements (Unaudited)	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	50
PART II. OTHER INFORMATION	51
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	52
SIGNATURES	53

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2021 (UNAUDITED)		AS OF DECEMBER 31, 2020
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$4,542,799	*	$3,468,393	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	128,927,927		125,755,796
Total acquisition cost	$138,215,153		$133,968,616
Unaffiliated investments at market value	$4,074,416	*	$3,299,827	*
Affiliated investments at market value	1,199,400		6,451,878
Controlled investments at market value	100,635,726		92,321,114
Total market value ** (Note 6)	105,909,542		102,072,819
Foreign currency at value (cost $0 and $703)	—		729
Receivable from dividends and interest	8,232,645		5,728,598
Other assets	28,289		25,715
Total Assets	114,170,476		107,827,861
LIABILITIES
Due to Custodian	13,150		—
Payable to affiliates (Note 4)	6,647,060		5,450,699
Consulting fee payable	13,000		26,000
Accrued expenses and other payables	154,371		208,794
Total Liabilities	6,827,581		5,685,493
NET ASSETS	$107,342,895		$102,142,368

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(69,434,720)		(74,635,247)
NET ASSETS	$107,342,895		$102,142,368

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$15.57		$14.82

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/21 and 12/31/20 were 0.01% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2021	JUNE 30, 2020	JUNE 30, 2021	JUNE 30, 2020
INVESTMENT INCOME
Unaffiliated interest	$3,478	$2,654	$25,738	$10,436
Affiliated/controlled interest	1,397,797	919,100	2,666,994	1,683,615
TOTAL INVESTMENT INCOME	1,401,275	921,754	2,692,732	1,694,051
EXPENSES
Investment advisory fees (Note 4)	580,572	465,986	1,139,157	974,435
Administration fees	31,406	29,754	60,568	63,900
Custody fees	8,658	2,840	13,096	6,801
Transfer agent fees	8,877	7,963	17,220	16,111
Registration and filing fees	8,153	7,882	16,216	15,764
Professional fees	101,667	89,535	169,519	169,765
Printing fees	18,692	26,164	35,456	52,328
Trustees fees	50,000	50,000	100,000	100,000
Compliance fees	28,760	29,533	57,204	59,066
Other fees	10,582	11,446	22,553	22,889
TOTAL GROSS EXPENSES	847,367	721,103	1,630,989	1,481,059
NET INVESTMENT INCOME	553,908	200,651	1,061,743	212,992
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	4,548,597	—	4,548,597	—
Non-affiliated/controlled and other assets	—	(3,613,484)	—	(1,392,066)
Foreign currency	—	—	27	—
Deferred tax benefit/expenses	—	(2,803,718)	—	(5,816,064)
Net realized gains (losses), net of deferred taxes	4,548,597	(6,417,202)	4,548,624	(7,208,130)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(171,697)	4,434,948	(299,817)	3,814,220
Affiliated/controlled investments and foreign currency	(10,709,082)	23,838,341	(635,003)	(15,575,422)
Affiliated/controlled warrants investments (1)	693,713	(580,907)	524,980	(2,991,445)
Deferred tax benefit/(expense)	—	—	—	(2,026,517)
Net change in unrealized appreciation (depreciation), net of deferred taxes	(10,187,066)	27,692,382	(409,840)	(16,779,164)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(5,638,469)	21,275,180	4,138,784	(23,987,294)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(5,084,561)	$21,475,831	$5,200,527	$(23,774,302)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.74)	$3.01	$0.75	$(3.41)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(5,084,561)	$21,475,831	$5,200,527	$(23,774,302)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	—	(415,000)	(13,512,264)	(3,640,000)
Proceeds from disposition of investments	8,326,465	1,602,382	21,838,729	3,823,800
Net purchases / sales from short-term investments	(8,127,386)	(930,726)	(8,024,404)	2,224,686
Increase (decrease) in dividends, interest, and reclaims receivable	(1,300,155)	(818,047)	(2,504,047)	(1,483,976)
Increase (decrease) in due to custodian	(439)	13,151	13,150	13,151
Increase (decrease) in payable to affiliates	609,332	495,519	1,196,361	1,033,500
Increase (decrease) in other assets	15,146	13,794	(2,574)	(4,111)
Increase (decrease) in accrued expenses and other payables	(76,871)	(182,103)	(67,423)	(180,046)
Increase (decrease) in deferred tax benefit	—	2,803,718	—	7,842,583
Net realized gain (loss) from investments	(4,548,597)	3,613,484	(4,548,624)	1,392,066
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	10,187,066	(27,692,382)	409,840	14,752,647
Net cash provided by (used in) operating activities	—	(20,379)	(729)	1,999,998

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	—	(1,999,998)
Net cash (used in) financing activities	—	—	—	(1,999,998)

Net increase (decrease) in cash	—	(20,379)	(729)	—
Cash - beginning of period	—	20,379	729	—
Cash - end of period	$—	$—	$—	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020
FROM OPERATIONS:
Net investment gain (loss), net of deferred taxes	$553,908	$200,651	$1,061,743	$212,992
Net realized gain (loss) from security transactions and warrants transactions, net of deferred taxes	4,548,597	(6,417,202)	4,548,624	(7,208,130)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	(10,187,066)	27,692,382	(409,840)	(16,779,164)
Net increase (decrease) in net assets from operations	(5,084,561)	21,475,831	5,200,527	(23,774,302)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	—	(1,999,998)
TOTAL INCREASE/(DECREASE) IN NET ASSETS	(5,084,561)	21,475,831	5,200,527	(25,774,300)

NET ASSETS:
Beginning of period	112,427,456	79,839,260	102,142,368	127,089,391
End of period	$107,342,895	$101,315,091	$107,342,895	$101,315,091

COMMON STOCK ACTIVITY:
Shares repurchased	—	—	—	—
Net decrease in shares outstanding	—	—	—	(285,714)
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	7,178,770
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
Net asset value at beginning of period	$14.82		$17.70	$26.69	$23.83		$20.04	$22.79
Income from investment operations:
Net investment income (loss), before deferred taxes	0.15	(1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)
Deferred tax benefit	—		—	(0.08)	0.07		—	—
Net investment gain (losses)	0.15		0.09	0.82	(1.22)		(0.62)	(0.52)
Net realized and unrealized gains (losses) on investments, before deferred taxes	0.60		(2.30)	(12.15)	5.13		4.21	(2.76)
Deferred tax expense	—		(1.13)	2.34	(1.23)		—	—
Net realized and unrealized gains (losses) on investments, after deferred taxes	0.60		(3.43)	(9.81)	3.90		4.21	(2.76)
Total from investment operations	0.75		(3.34)	(8.99)	2.68		3.59	(3.28)

Distributions from:
Realized capital gains	—		—	—	(0.03)		—	—
Anti-dilutive effect from capital share transactions	—		0.46	—	0.21		0.20	0.53
Net asset value at end of period	$15.57		$14.82	$17.70	$26.69		$23.83	$20.04

Market value at end of period	$5.70		$4.47	$6.43	$11.20		$8.96	$7.67

Total return
Based on Net Asset Value	5.06	%(A)	(16.27)%	(33.68)%	12.39%		18.91%	(12.07)%
Based on Market Value	27.52	%(A)	(30.48)%	(42.59)%	25.43%		16.82%	(6.12)%
Net assets at end of period (millions)	$107.3		$102.1	$127.1	$191.6		$174.0	$148.9

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.03	%(B)	3.10%	(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90%
Deferred tax (benefit)/expense (3)(4)	—		(8.02)%	(9.91)%		4.43%		—		—
Total expenses	3.03	%(B)	(4.92)%	(12.75	)%(2)	11.18	%(2)	4.13%		2.90%
Total expenses, excluding incentive fees and deferred tax expense	3.03	%(B)	3.10%	2.80%		2.77%		2.98%		2.90%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	1.97	%(B)	0.64%	3.93	%(2)	(4.93	)%(2)	(3.07)%		(2.36)%
Deferred tax benefit (4)(5)	—		—	(0.33)%		0.28%		—		—
Net investment income (loss)	1.97	%(B)	0.64%	3.60%		(4.65)%		(3.07)%		(2.36)%
Portfolio turnover rate	0	%(A)	13%	18%		44%		22%		49%

(1)	Calculated using average shares outstanding.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$31,060
(2.2%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/2016	2,800,000	2,800,000	2,308,880
					2,339,940

HERA SYSTEMS, INC. (4.9%) Aerospace	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/26/2021	50,000	$50,000	$50,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	2/16/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/25/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	4/27/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/24/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	6/29/2021	200,000	200,000	200,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	26,589
	Preferred Stock - Series B *(1)(2)(4)	8/07/2017 - 2/1/2019	7,039,203	6,587,102	364,632
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/2020	2,650,000	2,650,000	137,270
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/2018 - 9/4/2018	12,250,000	0	634,183
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	271,792
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	321,747
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	36,239
					5,272,452

INTRAOP MEDICAL CORP. (27.8%) Medical Devices	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	$1,300,000	$1,300,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	4/20/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	6/10/2021	500,000	500,000	500,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	6,940,176
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					29,851,305

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2022 Interest Rate 10% (1)(4)	3/11/2019	100,000	$100,000	$100,000

LYNCEAN TECHNOLOGIES, INC. (0.5%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	531,617
Semiconductor Equipment

PIVOTAL SYSTEMS CORP. (25.8%)	CDIs *(2)	11/28/12 - 9/2/16	23,089,506	83,321	27,705,560
Semiconductor Equipment

REVASUM, INC. (8.5%)	CDIs *(2)	11/14/16 - 11/30/18	46,834,340	13,512,263	9,132,087
Semiconductor Equipment

SILICON GENESIS CORP. (1.1%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	496,860
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	2,429
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	6,381
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	277
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	4
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	109,768
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	487,625
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	54,885
					1,158,229

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SVXR, INC. (0.0%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	$4,082,192	$0
Semiconductor Equipment

UCT COATINGS, INC. (1.1%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	1,199,400
Advanced Materials

WRIGHTSPEED, INC.	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	6,354
(23.5%) Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	0
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	1,050,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	375,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	$1,400,000	$1,400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	4/12/2021	1,200,000	1,200,000	1,200,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	5/18/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/22/2021	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	9,722,857
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	42,927
					25,176,153

INVESTMENT COMPANY (3.2%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	3,442,799	3,442,799	3,442,799

TOTAL INVESTMENTS (Cost $138,215,153) — 98.7%					$105,909,542

OTHER ASSETS IN EXCESS OF LIABILITIES — 1.3%					1,433,353

NET ASSETS — 100.0%					$107,342,895

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At June 30, 2021, we held $65,629,096 (or 61.1% of net assets) in restricted securities (see Note 2).

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

JUNE 30, 2021 (UNAUDITED)

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

JUNE 30, 2021 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On June 30, 2021, our financial statements include venture capital investments valued at approximately $65.6 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2021, we held $65,629,096 in restricted securities. At December 31, 2020, we held $64,536,628 in restricted securities.

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

JUNE 30, 2021 (UNAUDITED)

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

The average quarterly volume of the Company’s derivatives during the six months ended June 30, 2021 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	784,595	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

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

JUNE 30, 2021 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2020, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended June 30, 2021, there were no incentive fee adjustments. For the three months ended June 30, 2020, there were no incentive fee adjustments.

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

JUNE 30, 2021 (UNAUDITED)

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

JUNE 30, 2021 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2021:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$1,199,400
Automotive	—	—	6,354
Equipment Leasing	—	—	31,060
Intellectual Property	—	—	277
Semiconductor Equipment	36,837,647	—	—
Total Common Stocks	36,837,647	—	1,237,091

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$528,491
Automotive	—	—	9,722,857
Equipment Leasing	—	—	2,308,880
Intellectual Property	—	—	1,157,948
Medical Devices	—	—	6,940,176
Semiconductor Equipment	—	—	531,617
Total Preferred Stocks	—	—	21,189,969
Asset Derivatives *
Equity Contracts	—	—	1,306,892
Total Asset Derivatives	—	—	1,306,892
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	3,480,000
Automotive	—	—	15,404,015
Medical Devices	—	—	22,911,129
Total Convertible Notes	—	—	41,895,144
Mutual Funds	3,442,799	—	—
Total	$40,280,446	$—	$65,629,096

*	Asset derivatives include warrants.

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

JUNE 30, 2021 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/20	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 6/30/2021
Common Stocks
Advanced Materials	$1,074,300	$—	$—	$—	$125,100	$—	$1,199,400
Automotive	7,643	—	—	—	(1,289)	—	6,354
Equipment Leasing	27,440	—	—	—	3,620	—	31,060
Intellectual Property	369	—	—	—	(92)	—	277
Total Common Stocks	1,109,752	—	—	—	127,339	—	1,237,091
Preferred Stocks
Aerospace	286,464	—	—	—	242,027	—	528,491
Automotive	12,720,065	—	—	—	(2,997,208)	—	9,722,857
Equipment Leasing	2,177,560	—	—	—	131,320	—	2,308,880
Intellectual Property	1,330,267	—	—	—	(172,319)	—	1,157,948
Medical Devices	4,976,452	—	—	—	1,963,724	—	6,940,176
Semiconductor Equipment	6,209,012	—	—	—	(5,677,395)	—	531,617
Total Preferred Stocks	27,699,820	—	—	—	(6,509,851)	—	21,189,969
Asset Derivatives
Equity Contracts	781,912	—	—	—	524,980	—	1,306,892
Total Asset Derivatives	781,912	—	—	—	524,980	—	1,306,892
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	2,630,000	850,000	—	—	—	—	3,480,000
Automotive	10,804,015	4,600,000	—	—	—	—	15,404,015
Medical Devices	21,411,129	1,500,000	—	—	—	—	22,911,129
Total Convertible Notes	34,945,144	6,950,000	—	—	—	—	41,895,144
Total	$64,536,628	$6,950,000	$—	$—	$(5,857,532)	$—	$65,629,096

(1)	The net change in unrealized appreciation (depreciation) from level 3 instruments held as of June 30, 2021 was $(5,857,532).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2021:

	FAIR VALUE AT 6/30/21	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$1.3M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Revenue Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	7.9x - 12.0x (10.0x) 1.0x – 1.3x (1.2x) 19.4% (19.4%) 5 years (5 years) 50.0% (50.0%) 0.87% (0.87%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$5.3M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.87% (0.87%) 25% (25%)
Direct venture capital investments: Automotive	$25.2M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.87% (0.87%) 0.0% - 22.7% (0.0%) 50% (50%)
Direct venture capital investments: Equipment Leasing	$2.3M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	3.8x - 9.4x (6.3x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.87% (0.87%)
Direct venture capital investments: Intellectual Property	$1.2M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 0.87% (0.87%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$29.8M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.3x – 4.1x (3.7x) 4 years (4 years) 55.0% (55.0%) 0.67% (0.67%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

	FAIR VALUE AT 6/30/21	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Semiconductor Equipment	$0.5M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.2x - 3.0x (2.8x) 5 years (5 years) 40.0% - 50.0% (50.0%) 0.87% (0.87%)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2021.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$29,477,352
Gross unrealized depreciation	(61,782,963)
Net unrealized (depreciation)	$(32,305,611)
Federal income tax cost, Investments	$138,215,153

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

JUNE 30, 2021 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three- and six- month periods ended June 30, 2021 and 2020 were as follows:

	THREE MONTHS ENDED JUNE 30, 2021	THREE MONTHS ENDED JUNE 30, 2020	SIX MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2020
Effective tax rate	0%	11.6%	0%	-49.2%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three- and six-month periods ending June 30, 2021 is the result of changes to the deferred tax valuation allowance account. At June 30, 2021, the Company has established a full valuation allowance on its net deferred tax assets.

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

JUNE 30, 2021 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2021.

PURCHASES AND SALES
Purchases of investment securities	$0
Proceeds from sales and maturities of investment securities	$8,326,465

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

JUNE 30, 2021 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2020, through June 30, 2021, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/21	SHARES HELD AT 6/30/2021
EQX Capital, Inc. Common Stock*	$27,440	$—	$—	$—	$—	$3,620	$31,060	100,000
EQX Capital, Inc. Preferred Stock - Series A*	2,177,560	—	—	—	—	131,320	2,308,880	2,800,000
Hera Systems, Inc. Series C Preferred*	75,260	—	—	—	—	62,010	137,270	2,650,000
Hera Systems, Inc. Series A Preferred*	11,291	—	—	—	—	15,298	26,589	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	25,139	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	25,139	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	12,569	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	40,000	—	2,011	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	20,000	—	1,006	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	200,000	—	10,056	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	220,000	—	11,061	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	250,000	—	12,569	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	12,569	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	12,569	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	50,000	2,167	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	—	150,000	5,625	—	—	—	150,000	150,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/21	SHARES HELD AT 6/30/2021
Hera Systems, Inc. Convertible Note*	$—	$150,000	$4,083	$—	$—	$—	$150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	2,708	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	1,583	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	200,000	111	—	—	—	200,000	200,000
Hera Systems, Inc. Series B Preferred*	199,913	—	—	—	—	164,719	364,632	7,039,203
Hera Systems, Inc. Series B Warrants*	19,789	—	—	—	—	16,450	36,239	700,000
Hera Systems, Inc. Series B Warrants*	175,696	—	—	—	—	146,051	321,747	6,214,922
Hera Systems, Inc. Series B Warrants*	346,307	—	—	—	—	287,876	634,183	12,250,000
Hera Systems, Inc. Series B Warrants*	148,418	—	—	—	—	123,374	271,792	5,250,000
IntraOp Medical Corp. Series C Preferred*	4,976,452	—	—	—	—	1,963,724	6,940,176	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	111,243	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	42,786	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	42,786	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	83,799	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	41,487	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	32,651	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	37,192	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/21	SHARES HELD AT 6/30/2021
IntraOp Medical Corp. Convertible Note*	$750,000	$—	$58,654	$—	$—	$—	$750,000	750,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	29,589	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	43	—	—	—	500,000	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	119,016	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	79,343	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,078,656	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI (1)*	22,530,347	—	—	(8,326,466)	4,548,597	8,953,082	27,705,560	23,089,506
Revasum, Inc. CDI (1)*	12,637,451	—	—	—	—	(3,505,364)	9,132,087	46,834,340
Silicon Genesis Corp., Common Stock *	369	—	—	—	—	(92)	277	921,892
Silicon Genesis Corp., Common Warrants*	6	—	—	—	—	(2)	4	37,982
Silicon Genesis Corp., Common Warrants*	100	—	—	—	—	(100)	—	—
Silicon Genesis Corp., Common Warrants*	60	—	—	—	—	(60)	—	—
Silicon Genesis Corp., Series 1-C Preferred*	3,325	—	—	—	—	(896)	2,429	82,914
Silicon Genesis Corp., Series 1-D Preferred*	8,763	—	—	—	—	(2,382)	6,381	850,830
Silicon Genesis Corp., Series 1-E Preferred*	567,596	—	—	—	—	(70,736)	496,860	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	125,462	—	—	—	—	(15,694)	109,768	912,453

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/21	SHARES HELD AT 6/30/2021
Silicon Genesis Corp., Series 1-G Preferred*	$562,359	$—	$—	$—	$—	$(74,734)	$487,625	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	62,762	—	—	—	—	(7,877)	54,885	837,942
SVXR, Inc., Preferred Stock Series A	5,377,578	—	—	—	—	(5,377,578)	—	8,219,454
UCT Coatings, Inc.Common Stock	1,074,300	—	—	—	—	125,100	1,199,400	1,500,000
Wrightspeed, Inc., Common Stock*	7,643	—	—	—	—	(1,289)	6,354	69,102
Wrightspeed, Inc., Common Stock Warrants*	12	—	—	—	—	(12)	—	181
Wrightspeed, Inc., Convertible Note	4,929,015	—	297,384	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note	750,000	—	45,250	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note	900,000	—	54,300	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note	1,050,000	—	63,350	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note	400,000	—	24,133	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note	375,000	—	22,625	—	—	—	375,000	375,000
Wrightspeed, Inc., Convertible Note	400,000	—	24,133	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note	2,000,000	—	120,667	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Convertible Note	—	1,400,000	59,733	—	—	—	1,400,000	1,400,000
Wrightspeed, Inc., Convertible Note	—	1,200,000	32,000	—	—	—	1,200,000	1,200,000
Wrightspeed, Inc., Convertible Note	—	1,000,000	14,667	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note	—	1,000,000	3,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Preferred Stock- Series AA*	12,720,065	—	—	—	—	(2,997,208)	9,722,857	60,733,693

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/21	SHARES HELD AT 6/30/2021
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	$91,524	$—	$—	$—	$—	$(48,597)	$42,927	609,756

Total Affiliates and Controlled Investments	$98,772,992		$2,666,994		$4,548,597	$(109,997)	$101,835,126
Total Affiliates	6,451,878		—		—	(5,252,478)	1,199,400
Total Controlled Investments	$92,321,114		$2,666,994		$4,548,597	$5,142,481	$100,635,726

*	Controlled Investments.

As of June 30, 2021, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $105.9 million as of June 30, 2021, as compared to approximately $102.1 million as of December 31, 2020.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2021, and December 31, 2020.

	June 30, 2021	December 31, 2020
Semiconductor Equipment	34.8%	40.6%
Medical Devices	27.8%	25.8%
Automotive	23.5%	23.1%
Aerospace	4.9%	3.5%
Equipment Leasing	2.2%	2.2%
Advanced Materials	1.2%	1.1%
Intellectual Property	1.1%	1.3%
Exchange-Traded/Money Market Funds	3.2%	2.3%
Other Assets	1.3%	0.1%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021, to the three months ended June 30, 2020.

INVESTMENT INCOME

For the three months ended June 30, 2021, we had investment income of $1,401,275 primarily attributable to our interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the three months ended June 30, 2020, we had investment income of $921,754 primarily attributable to our interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The higher level of investment income in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due to the increased investments in convertible/term notes during the three months ended June 30, 2021.

OPERATING EXPENSES

Net operating expenses totaled approximately $847,367 during the three months ended June 30, 2021, and $721,103 during the three months ended June 30, 2020.

Significant components of net operating expenses for the three months ended June 30, 2021, were management fee expense of $580,572, and professional fees (audit, legal, and consulting) of $101,667. Significant components of operating expenses for the three months ended June 30, 2020, were management fee expense of $465,986, and professional fees (audit, legal, and consulting) of $89,535.

The higher level of net operating expenses for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME

The net investment income before taxes was $553,908 for the three months ended June 30, 2021, and $200,651 for the three months ended June 30, 2020.

The greater net investment income in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily attributable to increased principal in convertible notes which increased the investment income for the three months ended June 30, 2021.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month periods ended June 30, 2021, and June 30, 2020, is shown below.

Three Months Ended June 30, 2021
Realized gains	$4,548,597
Net change in unrealized depreciation on investments	(10,187,066)
Net realized and unrealized losses on investments	$(5,638,469)

As of June 30, 2021
Gross unrealized appreciation on portfolio investments	$29,477,352
Gross unrealized depreciation on portfolio investments	(61,782,963)
Net unrealized depreciation on portfolio investments	$(32,305,611)

Three Months Ended June 30, 2020
Realized losses	$(3,613,484)
Net change in unrealized depreciation on investments	27,692,382
Deferred tax expense	(2,803,718)
Net realized and unrealized gains on investments, net of deferred taxes	$21,275,180

As of June 30, 2020
Gross unrealized appreciation on portfolio investments	$31,219,569
Gross unrealized depreciation on portfolio investments	(69,658,688)
Net unrealized depreciation on portfolio investments	$(38,439,119)

During the three months ended June 30, 2021, we recognized net realized gains of $4,548,597.

During the three months ended June 30, 2021, net unrealized depreciation on total investments increased by $10,187,066. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the valuations of our Wrightspeed, SVXR and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2021, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(5,084,561), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2021, was $(0.74).

For the three months ended June 30, 2020, the net increase in net assets resulting from operations (net of deferred taxes) totaled $21,475,831, and basic and fully diluted net change in net assets per share for the three months ended June 30, 2020, was $3.01.

The greater decrease in net assets resulting from operations for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, is due primarily to decreases in the valuation of certain of our investments, primarily Wrightspeed, SVXR and Revasum.

The following information is a comparison for the six months ended June 30, 2021, and the six months ended June 30, 2020.

INVESTMENT INCOME

For the six months ended June 30, 2021, we had investment income of $2,692,732 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Hera Systems and Wrightspeed.

For the six months ended June 30, 2020, we had investment income of $1,694,051 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Hera Systems and Wrightspeed.

The higher level of investment income in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due to increased principal in convertible notes.

OPERATING EXPENSES

Net operating expenses totaled approximately $1,630,989 during the six months ended June 30, 2021, and $1,481,059 during the six months ended June 30, 2020.

Significant components of net operating expenses for the six months ended June 30, 2021, were management fee expense of $1,139,157 and professional fees (audit, legal, and consulting) of $169,519. Significant components of operating expenses for the six months ended June 30, 2020, were management fee expense of $974,435 and professional fees (audit, legal, and consulting) of $169,765.

The greater level of net operating expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributable to an increase in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME

The net investment income was $1,061,743 for the six months ended June 30, 2021, and $212,992 for the six months ended June 30, 2020.

The greater net investment income in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributable to increased principal in convertible notes which increased the investment income for the six months ended June 30, 2021.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2021, and June 30, 2020, is shown below.

Six Months Ended June 30, 2021
Realized gains	$4,548,624
Net change in unrealized depreciation on investments	(409,840)
Net realized and unrealized gains on investments	$4,138,784

As of June 30, 2021
Gross unrealized appreciation on portfolio investments	$29,477,352
Gross unrealized depreciation on portfolio investments	(61,782,963)
Net unrealized depreciation on portfolio investments	$(32,305,611)

Six Months Ended June 30, 2020
Realized losses	$(1,392,066)
Net change in unrealized depreciation on investments	(14,752,647)
Deferred tax expense	(7,842,581)
Net realized and unrealized losses on investments	$(23,987,294)

As of June 30, 2020
Gross unrealized appreciation on portfolio investments	$31,219,569
Gross unrealized depreciation on portfolio investments	(69,658,688)
Net unrealized depreciation on portfolio investments	$(38,439,119)

During the six months ended June 30, 2021, we recognized net realized gains of $4,548,624 from the sale of investments. Realized gains were higher than those in the year-ago period due to the sale of our Pivotal shares.

During the six months ended June 30, 2021, net unrealized depreciation on total investments increased by $409,840. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed, SVXR and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2021, the net increase in net assets resulting from operations (net of deferred taxes) totaled $5,200,527 and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2021 was $0.75.

For the six months ended June 30, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled ($23,774,302) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2020 was ($3.41).

The greater increase in net assets resulting from operations for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, is due primarily to realized gains from the sale of our investments, primarily Pivotal Systems, during the period.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2021, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase of private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $1.7 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2021, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: August 16, 2021
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