Form 10-Q
period 2021-09-30
Firsthand Technology Value Fund, Inc.
filed 2021-11-15
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2021 or

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2021 (Unaudited) and December 31, 2020	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2021, and September 30, 2020, and for the Nine Months Ended September 30, 2021, and September 30, 2020	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2021, and September 30, 2020, and for the Nine Months Ended September 30, 2021, and September 30, 2020	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2021, and September 30, 2020, and for the Nine Months Ended September 30, 2021, and September 30, 2020	6
Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2021 (Unaudited) (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), for the Year Ended December 31, 2017 (Consolidated), and for the Year Ended December 31, 2016 (Consolidated)	7
Consolidated Schedule of Investments as of September 30, 2021 (Unaudited) and for the Year Ended December 31, 2020	9
Consolidated Notes To Financial Statements (Unaudited)	22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	51
PART II. OTHER INFORMATION	52
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	53
SIGNATURES	54

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2021 (UNAUDITED)		AS OF DECEMBER 31, 2020
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,302,137	*	$3,468,393	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	132,027,927		125,755,796
Total acquisition cost	$138,074,491		$133,968,616
Unaffiliated investments at market value	$632,745	*	$3,299,827	*
Affiliated investments at market value	1,114,650		6,451,878
Controlled investments at market value	94,728,335		92,321,114
Total market value ** (Note 6)	96,475,730		102,072,819
Foreign currency at value (cost $0 and $703)	—		729
Receivable from dividends and interest	9,680,660		5,728,598
Other assets	12,976		25,715
Total Assets	106,169,366		107,827,861
LIABILITIES
Due to Custodian	13,151		—
Payable to affiliates (Note 4)	7,143,644		5,450,699
Consulting fee payable	26,000		26,000
Accrued expenses and other payables	218,239		208,794
Total Liabilities	7,401,034		5,685,493
NET ASSETS	$98,768,332		$102,142,368

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(78,009,283)		(74,635,247)
NET ASSETS	$98,768,332		$102,142,368

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$14.33		$14.82

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/21 and 12/31/20 were 0.01% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020
INVESTMENT INCOME
Unaffiliated interest	$2,559	$9,201	$28,297	$13,048
Affiliated/controlled interest	1,546,351	1,059,453	4,213,345	2,749,657
TOTAL INVESTMENT INCOME	1,548,910	1,068,654	4,241,642	2,762,705
EXPENSES
Investment advisory fees (Note 4)	555,311	518,983	1,694,468	1,493,418
Administration fees	30,622	24,892	91,190	88,792
Custody fees	7,585	2,962	20,681	9,763
Transfer agent fees	13,005	7,761	30,225	23,872
Registration and filing fees	8,242	7,968	24,458	23,732
Professional fees	101,564	128,497	271,083	298,262
Printing fees	18,541	26,452	53,997	78,780
Trustees fees	50,000	50,000	150,000	150,000
Compliance fees	30,355	29,857	87,559	88,923
Other fees	15,098	9,243	37,651	32,132
TOTAL GROSS EXPENSES	830,323	806,615	2,461,312	2,287,674
NET INVESTMENT INCOME	718,587	262,039	1,780,330	475,031
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	—	835,463	4,548,597	835,463
Non-affiliated/controlled and other assets	—	5,262	—	(1,386,804)
Foreign currency	—	—	27	—
Deferred tax benefit/expenses	—	—	—	(5,816,064)
Net realized gains (losses), net of deferred taxes	—	840,725	4,548,624	(6,367,405)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(201,009)	1,105	(500,826)	3,815,325
Affiliated/controlled investments and foreign currency	(9,086,301)	(6,994,528)	(9,721,304)	(22,569,950)
Affiliated/controlled warrants investments (1)	(5,840)	(217,622)	519,140	(3,209,067)
Deferred tax benefit/expenses	—	—	—	(2,026,517)
Net change in unrealized appreciation (depreciation), net of deferred taxes	(9,293,150)	(7,211,045)	(9,702,990)	(23,990,209)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(9,293,150)	(6,370,320)	(5,154,366)	(30,357,614)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(8,574,563)	$(6,108,281)	$(3,374,036)	$(29,882,583)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.24)	$(0.89)	$(0.49)	$(4.30)

(1)	Primary risk exposure is equity contracts.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(8,574,563)	$(6,108,281)	$(3,374,036)	$(29,882,583)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	—	(9,978,559)	(13,512,264)	(13,618,559)
Proceeds from disposition of investments	500,000	15,145,494	22,338,729	18,969,294
Net purchases / sales from short-term investments	(359,338)	(5,006,357)	(8,383,742)	(2,781,671)
Increase (decrease) in dividends, interest, and reclaims receivable	(1,448,015)	(965,167)	(3,952,062)	(2,449,143)
Increase (decrease) in due to custodian	1	(13,151)	13,151	—
Increase (decrease) in payable to affiliates	496,584	548,840	1,692,945	1,582,340
Increase (decrease) in other assets	12,019	13,946	9,445	9,835
Increase (decrease) in accrued expenses and other payables	80,162	12,641	12,739	(167,405)
Increase (decrease) in deferred tax benefit	—	—	—	7,842,583
Net realized gain (loss) from investments	—	(840,725)	(4,548,624)	551,341
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	9,293,150	7,211,045	9,702,990	21,963,692
Net cash provided by (used in) operating activities	—	19,726	(729)	2,019,724

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	—	(1,999,998)
Net cash provided by (used in) operating activities	—	—	—	(1,999,998)

Net increase (decrease) in cash	—	19,726	(729)	19,726
Cash - beginning of period	—	—	729	—
Cash - end of period	$—	$19,726	$—	$19,726

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$718,587	$262,039	$1,780,330	$475,031
Net realized gain (loss) from security transactions and warrants transactions, net of deferred taxes	—	840,725	4,548,624	(6,367,405)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	(9,293,150)	(7,211,045)	(9,702,990)	(23,990,209)
Net increase (decrease) in net assets from operations	(8,574,563)	(6,108,281)	(3,374,036)	(29,882,583)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	—	(1,999,998)
TOTAL INCREASE/(DECREASE) IN NET ASSETS	(8,574,563)	(6,108,281)	(3,374,036)	(31,882,581)

NET ASSETS:
Beginning of period	107,342,895	101,315,091	102,142,368	127,089,391
End of period	$98,768,332	$95,206,810	$98,768,332	$95,206,810

COMMON STOCK ACTIVITY:
Shares repurchased	—	—	—	(285,714)
Net decrease in shares outstanding	—	—	—	(285,714)
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	7,178,770
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017	FOR THE YEAR ENDED DECEMBER 31, 2016
Net asset value at beginning of period	$14.82		$17.70	$26.69	$23.83		$20.04	$22.79
Income from investment operations:
Net investment income (loss), before deferred taxes	0.26	(1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)	(0.52)
Deferred tax benefit	—		—	(0.08)	0.07		—	—
Net investment gain (losses)	0.26		0.09	0.82	(1.22)		(0.62)	(0.52)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(0.75)		(2.30)	(12.15)	5.13		4.21	(2.76)
Deferred tax expense	—		(1.13)	2.34	(1.23)		—	—
Net realized and unrealized gains (losses) on investments, after deferred taxes	(0.75)		(3.43)	(9.81)	3.90		4.21	(2.76)
Total from investment operations	(0.49)		(3.34)	(8.99)	2.68		3.59	(3.28)

Distributions from:
Realized capital gains	—		—	—	(0.03)		—	—
Anti-dilutive effect from capital share transactions	—		0.46	—	0.21		0.20	0.53
Net asset value at end of period	$14.33		$14.82	$17.70	$26.69		$23.83	$20.04

Market value at end of period	$4.73		$4.47	$6.43	$11.20		$8.96	$7.67

Total return
Based on Net Asset Value	(3.31	)%(A)	(16.27)%	(33.68)%	12.39%		18.91%	(12.07)%
Based on Market Value	5.82	%(A)	(30.48)%	(42.59)%	25.43%		16.82%	(6.12)%
Net assets at end of period (millions)	$98.8		$102.1	$127.1	$191.6		$174.0	$148.9

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017		FOR THE YEAR ENDED DECEMBER 31, 2016
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.08	%(B)	3.10%		(2.84	)%(2)	6.75	%(2)	4.13	%(2)	2.90%
Deferred tax (benefit)/expense (3)(4)	—		8.02	%(6)	(9.91)%		4.43%		—		—
Total expenses	3.08	%(B)	11.12%		(12.75	)%(2)	11.18	%(2)	4.13%		2.90%
Total expenses, excluding incentive fees and deferred tax expense	3.08	%(B)	3.10%		2.80%		2.77%		2.98%		2.90%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	2.23	%(B)	0.64%		3.93	%(2)	(4.93	)%(2)	(3.07)%		(2.36)%
Deferred tax benefit (4)(5)	—		—		(0.33)%		0.28%		—		—
Net investment income (loss)	2.23	%(B)	0.64%		3.60%		(4.65)%		(3.07)%		(2.36)%
Portfolio turnover rate	0	%(A)	13%		18%		44%		22%		49%

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the ratio of the incentive fee to average net assets was (5.64)%, 3.98% and 1.15%, respectively.

(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(4)	The deferred tax expense and tax benefit are allocated based on average net assets.

(5)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

(6)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.

(A)	Not Annualized.

(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$28,540
(1.9%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16 - 11/7/16	2,300,000	2,300,000	1,806,420
					1,834,960

HERA SYSTEMS, INC. (5.7%) Aerospace	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	1/26/2021	50,000	$50,000	$50,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	2/16/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	3/25/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	4/27/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	5/24/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	6/29/2021	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	7/26/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2021 Interest Rate 10% (1)(2)(4)	8/26/2021	150,000	150,000	150,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	27,317
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	368,854
	Preferred Stock - Series C *(1)(2)(4)	8/7/2019-2/12/20	2,650,000	2,650,000	138,860
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	641,533
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	274,943
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	325,475
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	36,659
					5,593,641

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (29.9%) Medical Devices	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	$10,961,129	$10,961,129
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/30/2020	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	4/20/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	6/10/2021	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	7/16/2021	500,000	500,000	500,000
	Convertible Note Matures December 2021 Interest Rate 15% (1)(2)(4)	9/22/2021	500,000	500,000	500,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	$26,299,938	$5,662,358
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					29,573,487

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2022 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.3%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	330,608
Semiconductor Equipment

PIVOTAL SYSTEMS CORP. (19.4%)	CDIs *(2)	4/30/14 - 6/28/18	23,089,506	83,321	19,196,442
Semiconductor Equipment

REVASUM, INC. (14.6%)	CDIs *(2)	11/14/16 - 11/30/18	46,834,340	13,512,263	14,390,027
Semiconductor Equipment

SILICON GENESIS CORP. (1.1%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	464,345
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	2,040
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	5,360
	Common Stock *(1)(2)(4)	4/18/11 - 6/12/12	921,892	169,045	277

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (continued)	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	$6,678	$3
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	102,560
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	453,573
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	51,198
					1,079,356

SVXR, INC. (0.0%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	0
Semiconductor Equipment

UCT COATINGS, INC. (1.1%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	1,114,650
Advanced Materials

WRIGHTSPEED, INC. (23.4%)	Common Stock *(1)(2)(4)	4/11/13 - 5/6/19	69,102	7,460,851	3,372
Automotive	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	750,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	1,050,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	400,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	$375,000	$375,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	2,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	1,400,000	1,400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	4/12/2021	1,200,000	1,200,000	1,200,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	5/18/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/22/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	7/26/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/19/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/22/2021	300,000	300,000	300,000
	Preferred Stock - Series AA *(1)(2)(4)	7/10/15 - 7/20/2020	60,733,693	17,355,887	5,330,596
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	22,439
					23,060,422

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2021 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (0.2%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	202,137	$202,137	$202,137

TOTAL INVESTMENTS (Cost $138,074,491) — 97.7%					$96,475,730

OTHER ASSETS IN EXCESS OF LIABILITIES — 2.3%					2,292,602

NET ASSETS — 100.0%					$98,768,332

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At September 30, 2021, we held $62,687,124 (or 63.5% of net assets) in restricted securities (see Note 2).

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

RESTRICTED SECURITIES. At September 30, 2021, we held $62,687,124 in restricted securities. At December 31, 2020, we held $64,536,628 in restricted securities.

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

The average quarterly volume of the Company’s derivatives during the nine months ended September 30, 2021 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	940,700	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

We invest a substantial portion of our assets in privately-held companies, the securities of which are inherently illiquid. We also seek to invest in small publicly-traded companies that we believe have exceptional growth potential and to make opportunistic investments in publicly-traded companies, both large and small. In the case of investments in small publicly-traded companies, although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. We may also be subject to contractual restrictions or securities law limits on our ability to sell portfolio holdings because of, for example, our affiliation with a portfolio company or the relative size of our holding in a company. These privately held and publicly traded businesses tend to lack management depth, have limited or no history of operations and typically have not attained profitability. Because of the speculative nature of our investments and the lack of public markets for privately held investments, there is greater risk of loss than is the case with traditional investment securities.

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2020, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended September 30, 2021, there were no incentive fee adjustments. For the three months ended September 30, 2020, there were no incentive fee adjustments.

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2021:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$1,114,650
Automotive	—	—	3,372
Equipment Leasing	—	—	28,540
Intellectual Property	—	—	277
Semiconductor Equipment	33,586,469	—	—
Total Common Stocks	33,586,469	—	1,146,839

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$535,031
Automotive	—	—	5,330,596
Equipment Leasing	—	—	1,806,420
Intellectual Property	—	—	1,079,076
Medical Devices	—	—	5,662,358
Semiconductor Equipment	—	—	330,608
Total Preferred Stocks	—	—	14,744,089
Asset Derivatives *
Equity Contracts	—	—	1,301,052
Total Asset Derivatives	—	—	1,301,052
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	3,780,000
Automotive	—	—	17,704,015
Medical Devices	—	—	23,911,129
Total Convertible Notes	—	—	45,495,144
Mutual Funds	202,137	—	—
Total	$33,788,606	$—	$62,687,124

*	Asset derivatives include warrants.

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

SEPTEMBER 30, 2021 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/20	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 9/30/2021
Common Stocks
Advanced Materials	$1,074,300	$—	$—	$—	$40,350	$—	$1,114,650
Automotive	7,643	—	—	—	(4,271)		3,372
Equipment Leasing	27,440	—	—	—	1,100	—	28,540
Intellectual Property	369	—	—	—	(92)	—	277
Total Common Stocks	1,109,752	—	—	—	37,087	—	1,146,839
Preferred Stocks
Aerospace	286,464	—	—	—	248,567	—	535,031
Automotive	12,720,065	—	—	—	(7,389,469)	—	5,330,596
Equipment Leasing	2,177,560	—	(500,000)	—	128,860	—	1,806,420
Intellectual Property	1,330,267	—	—	—	(251,191)	—	1,079,076
Medical Devices	4,976,452	—	—	—	685,906	—	5,662,358
Semiconductor Equipment	6,209,012	—	—	—	(5,878,404)	—	330,608
Total Preferred Stocks	27,699,820	—	(500,000)	—	(12,455,731)	—	14,744,089
Asset Derivatives
Equity Contracts	781,912	—	—	—	519,140	—	1,301,052
Total Asset Derivatives	781,912	—	—	—	519,140	—	1,301,052
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	2,630,000	1,150,000	—	—	—	—	3,780,000
Automotive	10,804,015	6,900,000	—	—	—	—	17,704,015
Medical Devices	21,411,129	2,500,000	—	—	—	—	23,911,129
Total Convertible Notes	34,945,144	10,550,000	—	—	—	—	45,495,144
Total	$64,536,628	$10,550,000	$(500,000)	$—	$(11,899,504)	$—	$62,687,124

(1)	The net change in unrealized appreciation (depreciation) from level 3 instruments held as of September 30, 2021 was $(11,899,331).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2021:

	FAIR VALUE AT 9/30/21	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$1.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Revenue Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	8.2x - 10.8x (9.5x) 0.8x – 1.0x (0.9x) 19.5% (19.5%) 5 years (5 years) 50.0% (50.0%) 0.98% (0.98%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$5.6M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.98% (0.98%) 25% (25%)
Direct venture capital investments: Automotive	$23.1M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 0.98% (0.98%) 0.0% - 22.7% (0.0%) 30% (30%)
Direct venture capital investments: Equipment Leasing	$1.8M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	4.0x - 8.1x (5.9x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 0.98% (0.98%)
Direct venture capital investments: Intellectual Property	$1.1M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 0.98% (0.98%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$29.6M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.4x – 4.0x (3.7x) 4 years (4 years) 55.0% (55.0%) 0.76% (0.76%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

	FAIR VALUE AT 9/30/21	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Semiconductor Equipment	$0.3M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.5x - 3.0x (2.8x) 5 years (5 years) 50.0% (50.0%) 0.98% (0.98%)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2021.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$21,752,888
Gross unrealized depreciation	(63,351,649)
Net unrealized (depreciation)	$(41,598,761)
Federal income tax cost, Investments	$138,074,491

The Company did not qualify as a regulated investment company pursuant to Subchapter M of the Internal Revenue Code, therefore it is taxed as a corporation. As a corporation, the Company is obligated to pay federal and state income tax on taxable income. The Company’s net deferred tax asset balance has a full valuation allowance based on management’s estimate of future realization of such assets. The Company is currently using an estimated tax rate of 21% for Federal and 6.98% for state taxes.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three- and nine- month periods ended September 30, 2021 and 2020 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2021	THREE MONTHS ENDED SEPTEMBER 30, 2020	NINE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2020
Effective tax rate	0%	0%	0%	(35.6)%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three- and nine-month periods ending September 30, 2021 is the result of changes to the gross deferred tax assets and to the valuation allowance account. At September 30, 2021, the Company has continued to carry a full valuation allowance on its net deferred tax assets.

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2021.

PURCHASES AND SALES
Purchases of investment securities	$0
Proceeds from sales and maturities of investment securities	$500,000

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

SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2020, through September 30, 2021, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 9/30/21	SHARES HELD AT 9/30/2021
EQX Capital, Inc. Common Stock*	$27,440	$—	$—	$—	$—	$1,100	$28,540	100,000
EQX, Inc. Preferred Stock - Series A*	2,177,560	—	—	(500,000)	—	128,860	1,806,420	2,300,000
Hera Systems, Inc. Series C Preferred*	75,260	—	—	—	—	63,600	138,860	2,650,000
Hera Systems, Inc. Series A Preferred*	11,291	—	—	—	—	16,026	27,317	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	37,917	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	37,917	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	18,958	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	40,000	—	3,033	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	20,000	—	1,517	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	200,000	—	15,167	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	220,000	—	16,683	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	250,000	—	18,958	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	18,958	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	18,958	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	50,000	3,445	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	—	150,000	9,458	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	7,917	—	—	—	150,000	150,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 9/30/21	SHARES HELD AT 9/30/2021
Hera Systems, Inc. Convertible Note*	$—	$150,000	$6,542	$—	$—	$—	$150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	5,417	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	200,000	5,222	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	150,000	2,792	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	1,500	—	—	—	150,000	150,000
Hera Systems, Inc. Series B Preferred*	199,913	—	—	—	—	168,941	368,854	7,039,203
Hera Systems, Inc. Series B Warrants*	19,789	—	—	—	—	16,870	36,659	700,000
Hera Systems, Inc. Series B Warrants*	175,696	—	—	—	—	149,779	325,475	6,214,922
Hera Systems, Inc. Series B Warrants*	346,307	—	—	—	—	295,226	641,533	12,250,000
Hera Systems, Inc. Series B Warrants*	148,418	—	—	—	—	126,525	274,943	5,250,000
IntraOp Medical Corp. Series C Preferred*	4,976,452	—	—	—	—	685,906	5,662,358	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	175,254	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	64,533	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	64,533	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	126,393	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	62,574	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	49,248	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	58,007	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 9/30/21	SHARES HELD AT 9/30/2021
IntraOp Medical Corp. Convertible Note*	$750,000	$—	$88,466	$—	$—	$—	$750,000	750,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	67,397	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	232	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	15,822	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	1,849	—	—	—	500,000	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	179,510	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	119,671	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,626,924	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI (1)*	22,530,347	—	—	(8,326,466)	4,548,597	443,964	19,196,442	23,089,506
Revasum, Inc. CDI (1)*	12,637,451	—	—	—	—	1,752,576	14,390,027	46,834,340
Silicon Genesis Corp., Common Stock *	369	—	—	—	—	(92)	277	921,892
Silicon Genesis Corp., Common Warrants*	6	—	—	—	—	(3)	3	37,982
Silicon Genesis Corp., Common Warrants*	100	—	—	—	—	(100)	—	—
Silicon Genesis Corp., Common Warrants*	60	—	—	—	—	(60)	—	—
Silicon Genesis Corp., Series 1-C Preferred*	3,325	—	—	—	—	(1,285)	2,040	82,914
Silicon Genesis Corp., Series 1-D Preferred*	8,763	—	—	—	—	(3,403)	5,360	850,830

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 9/30/21	SHARES HELD AT 9/30/2021
Silicon Genesis Corp., Series 1-E Preferred*	$567,596	$—	$—	$—	$—	$(103,251)	$464,345	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	125,462	—	—	—	—	(22,902)	102,560	912,453
Silicon Genesis Corp., Series 1-G Preferred*	562,359	—	—	—	—	(108,786)	453,573	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	62,762	—	—	—	—	(11,564)	51,198	837,942
SVXR, Inc., Preferred Stock Series A	5,377,578	—	—	—	—	(5,377,578)	—	8,219,454
UCT Coatings, Inc.Common Stock	1,074,300	—	—	—	—	40,350	1,114,650	1,500,000
Wrightspeed, Inc., Common Stock*	7,643	—	—	—	—	(4,271)	3,372	69,102
Wrightspeed, Inc., Common Stock Warrants*	12	—	—	—	—	(12)	—	—
Wrightspeed, Inc., Convertible Note*	4,929,015	—	448,540	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note*	750,000	—	68,250	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note*	900,000	—	81,900	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note*	1,050,000	—	95,550	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note*	400,000	—	36,400	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	375,000	—	34,125	—	—	—	375,000	375,000
Wrightspeed, Inc., Convertible Note*	400,000	—	36,400	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	2,000,000	—	182,000	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Convertible Note*	—	1,400,000	102,667	—	—	—	1,400,000	1,400,000
Wrightspeed, Inc., Convertible Note*	—	1,200,000	68,800	—	—	—	1,200,000	1,200,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	45,333	—	—	—	1,000,000	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 9/30/21	SHARES HELD AT 9/30/2021
Wrightspeed, Inc., Convertible Note*	$—	$1,000,000	$33,667	$—	$—	$—	$1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	22,333	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	14,333	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	300,000	900	—	—	—	300,000	300,000
Wrightspeed, Inc., Preferred Stock- Series AA*	12,720,065	—	—	—	—	(7,389,469)	5,330,596	60,733,693
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	91,524	—	—	—	—	(69,085)	22,439	609,756

Total Affiliates and Controlled Investments	$98,772,992		$4,213,345		$4,548,597	$(9,202,138)	$95,842,985
Total Affiliates	6,451,878		—		—	(5,337,228)	1,114,650
Total Controlled Investments	$92,321,114		$4,213,345		$4,548,597	$(3,864,910)	$94,728,335

*	Controlled Investments.

As of September 30, 2021, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. COVID-19 RISKS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. This coronavirus has resulted in closing international borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general public concern and uncertainty. The impact of this outbreak has negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. The future impact of COVID-19 is currently unknown, and it may exacerbate other risks that apply to the Company, including political, social and economic risks. Any such impact could adversely affect the Company’s performance, the performance of the securities in which the Company invests and may lead to losses on your investment in the Company. The ultimate impact of COVID-19 on the financial performance of the Company’s investments is not reasonably estimable at this time.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2021 (UNAUDITED)

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $95.5 million as of September 30, 2021, as compared to approximately $102.1 million as of December 31, 2020.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020
Semiconductor Equipment	34.3%	40.6%
Medical Devices	29.9%	25.8%
Automotive	23.4%	23.1%
Aerospace	5.7%	3.5%
Equipment Leasing	1.9%	2.2%
Advanced Materials	1.2%	1.1%
Intellectual Property	1.1%	1.3%
Exchange-Traded/Money Market Funds	0.2%	2.3%
Other Assets	2.3%	0.1%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020.

INVESTMENT INCOME

For the three months ended September 30, 2021, we had investment income of $1,548,910 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the three months ended September 30, 2020, we had investment income of $1,068,654 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The higher level of interest income in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to increased investments in convertible notes with IntraOp Medical, Hera Systems and Wrightspeed.

OPERATING EXPENSES

Net operating expenses totaled approximately $830,323 during the three months ended September 30, 2021 and $806,615 during the three months ended September 30, 2020.

Significant components of net operating expenses for the three months ended September 30, 2021, were management fee expense of $555,311 and professional fees (audit, legal, accounting, and consulting) of $101,564. Significant components of net operating expenses for the three months ended September 30, 2020, were management fee expense of $518,983 and professional fees (audit, legal, accounting, and consulting) of $128,497.

The higher level of net operating expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributable to an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

Net investment income before taxes was $718,587 for the three months ended September 30, 2021 versus a net investment income before taxes of $262,039 for the three months ended September 30, 2020.

The higher net investment income before taxes in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributable to increased investments in convertible notes with IntraOp Medical, Hera Systems and Wrightspeed on which we accrue income.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2021, and September 30, 2020, is shown below.

Three Months Ended September 30, 2021
Realized gains	$0
Net change in unrealized depreciation on investments	(9,293,150)
Deferred tax benefit	—
Net realized and unrealized losses on investments, net of deferred taxes	$(9,293,150)

As of September 30, 2021
Gross unrealized appreciation on portfolio investments	$21,752,888
Gross unrealized depreciation on portfolio investments	(63,351,649)
Net unrealized depreciation on portfolio investments	$(41,598,761)

Three Months Ended September 30, 2020
Realized gains	$840,725
Net change in unrealized depreciation on investments	(7,211,045)
Deferred tax benefit	—
Net realized and unrealized losses on investments, net of deferred taxes	$(6,370,320)

As of September 30, 2020
Gross unrealized appreciation on portfolio investments	$25,051,533
Gross unrealized depreciation on portfolio investments	(70,701,697)
Net unrealized depreciation on portfolio investments	$(45,650,164)

During the three months ended September 30, 2021, we did not recognize any net realized gains.

During the three months ended September 30, 2021, net unrealized depreciation on total investments increased by $9,293,150. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our investments, primarily IntraOp Medical, Wrightspeed and Pivotal investments.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2021, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(8,574,563) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2021 was $(1.24).

For the three months ended September 30, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(6,108,281) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2020 was $(0.89).

The greater decrease in net assets resulting from operations for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, is due primarily to a decrease in the valuation of certain of our investments, particularly IntraOp Medical, Wrightspeed and Pivotal.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020.

INVESTMENT INCOME

For the nine months ended September 30, 2021, we had investment income of $4,241,642 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the nine months ended September 30, 2020, we had investment income of $2,762,705 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The higher level of interest income in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to increased investments in convertible notes with IntraOp Medical, Hera Systems and Wrightspeed.

OPERATING EXPENSES

Net operating expenses totaled approximately $2,461,312 during the nine months ended September 30, 2021 and $2,287,674 during the nine months ended September 30, 2020.

Significant components of net operating expenses for the nine months ended September 30, 2021, were management fee expense of $1,694,468 and professional fees (audit, legal, accounting, and consulting) of $271,083. Significant components of net operating expenses for the nine months ended September 30, 2020, were management fee expense of $1,493,418 and professional fees (audit, legal, accounting, and consulting) of $298,262.

The higher level of net operating expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributable to an increase in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

Net investment income before taxes was $1,780,330 for the nine months ended September 30, 2021 and $475,031 for the nine months ended September 30, 2020.

The higher net investment income in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributable to increased investments in convertible notes with IntraOp Medical, Hera Systems and Wrightspeed on which investment income is accrued.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2021, and September 30, 2020, is shown below.

Nine Months Ended September 30, 2021
Realized gains	$4,548,624
Net change in unrealized depreciation on investments	(9,702,990)
Net realized and unrealized losses on investments	$(5,154,366)

As of September 30, 2021
Gross unrealized appreciation on portfolio investments	$21,752,888
Gross unrealized depreciation on portfolio investments	(63,351,649)
Net unrealized depreciation on portfolio investments	$(41,598,761)

Nine Months Ended September 30, 2020
Realized losses	$(551,341)
Net change in unrealized depreciation on investments	(21,963,692)
Deferred tax expense	(7,842,581)
Net realized and unrealized losses on investments	$(30,357,614)

As of September 30, 2020
Gross unrealized appreciation on portfolio investments	$25,051,533
Gross unrealized depreciation on portfolio investments	(70,701,697)
Net unrealized depreciation on portfolio investments	$(45,650,164)

During the nine months ended September 30, 2021, we recognized net realized gains of approximately $4,548,624 from the sale of securities.

During the nine months ended September 30, 2021, net unrealized depreciation on total investments increased by $9,702,990. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed and SVXR investments.

During the nine months ended September 30, 2020, we recognized net realized losses of approximately $551,341 from the sale/transfer of securities.

During the nine months ended September 30, 2020, net unrealized depreciation on total investments increased by $21,963,692. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily caused by a decrease in the valuations of our Revasum and Pivotal investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2021, the net decrease in net assets resulting from operations totaled $3,374,036 and for the nine months ended September 30, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $29,882,583. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2021 was $(0.49) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2020 was $(4.34). The lesser decrease in net assets resulting from operations for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is due primarily to a greater decline in the valuation in the nine months ended September 30, 2020 of certain of our investments.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2021, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases and sales of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $3.5 million and sold public securities with proceeds of approximately $7.3 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of September 30, 2021, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 15, 2021
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