Form 10-K
period 2021-12-31
Firsthand Technology Value Fund, Inc.
filed 2022-03-24
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes  [X]No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2021 was approximately $66 million (computed using the closing price of $8.96 per share of Common Stock on December 31, 2021, as reported by the NASDAQ Global Market).

As of March 1, 2022, Firsthand Technology Value Fund had 7,302,146 shares of common stock, par value $0.001 per share, outstanding. of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2022 are incorporated by reference in Part III of this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2022 are incorporated by reference in Part III of this Form 10-K.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2021.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$1,929,910
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	629,653
Hera Systems, Inc.	Aerospace	5,498,952
IntraOp Medical Corp.	Medical Devices	27,081,191
Kyma, Inc.	Advanced Materials	100,000
Lyncean Technologies, Inc.	Semiconductor Equipment	280,160
Pivotal Systems Corp. [2]	Semiconductor Equipment	9,287,771
Revasum, Inc. [2]	Semiconductor Equipment	21,466,824
Silicon Genesis Corp.	Intellectual Property	1,050,722
SVXR, Inc.	Semiconductor Equipment	0
UCT Coatings, Inc.	Advanced Materials	613,650
Wrightspeed, Inc.	Automotive	23,189,709

[1]

Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2021. For public companies, the figure represents the market value of our securities on December 31, 2021, less any discount due to resale restriction on the security.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2021, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

2021 Quarter Ending	Low	High
March 31	$4.32	$7.25
June 30	$5.50	$6.69
September 30	$4.67	$5.87
December 31	$3.96	$4.85

SHAREHOLDERS

As of February 28, 2022, there were approximately 1,200 shareholders of record and approximately 10,500 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2021.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2021.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. The comparison assumes that the value of the investment in our common stock and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2021.

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

STOCK TRANSFER AGENT

Computershare Investor Services, 462 South 4th Street, Suite 1600 Louisville, KY 40202 (1.800.331.1710) serves as our transfer agent.

Item 6.     Selected Financial Data

The information below was derived from the audited Consolidated Financial Statements included in this report. This information should be read in conjunction with those Consolidated Financial Statements and Supplementary Data and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2021		AS OF DECEMBER 31, 2020
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,729,653	*	$3,468,393	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	138,754,479		125,755,796
Total acquisition cost	$145,228,559		$133,968,616
Unaffiliated investments at market value	$1,009,813	*	$3,299,827	*
Affiliated investments at market value	613,650		6,451,878
Controlled investments at market value	89,505,079		92,321,114
Total market value ** (Note 6)	91,128,542		102,072,819
Foreign currency at value (cost $0 and $703)	—		729
Receivable from dividends and interest	11,485,642		5,728,598
Other assets	64,066		25,715
Total Assets	102,678,250		107,827,861
LIABILITIES
Due to Custodian	13,589		—
Payable to affiliates (Note 4)	7,702,914		5,450,699
Consulting fee payable	26,000		26,000
Accrued expenses and other payables	181,123		208,794
Total Liabilities	7,923,626		5,685,493
NET ASSETS	$94,754,624		$102,142,368

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(82,022,991)		(74,635,247)
NET ASSETS	$94,754,624		$102,142,368

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$13.75		$14.82

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/21 and 12/31/20 were 0.01% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
INVESTMENT INCOME
Unaffiliated dividends	$171,613	$—	$—
Unaffiliated interest	30,906	15,608	72,502
Affiliated/controlled interest	6,116,176	3,635,326	1,717,149
TOTAL INVESTMENT INCOME	6,318,695	3,650,934	1,789,651
EXPENSES
Investment advisory fees (Note 4)	2,220,811	2,016,981	3,405,735
Administration fees	122,177	117,911	141,714
Custody fees	24,661	15,780	15,070
Transfer agent fees	39,737	33,640	33,353
Registration and filing fees	32,700	31,700	30,700
Professional fees	367,471	415,447	432,337
Printing fees	80,307	36,953	172,820
Trustees fees	200,000	200,000	200,000
Compliance fees	120,487	116,947	118,780
Miscellaneous fees	46,907	44,076	53,513
TOTAL GROSS EXPENSES	3,255,258	3,029,435	4,604,022
Incentive fee adjustments (Note 4)	—	—	(9,261,847)
TOTAL NET EXPENSES	3,255,258	3,029,435	(4,657,825)
NET INVESTMENT INCOME, BEFORE TAXES	3,063,437	621,499	6,447,476
Deferred tax benefit	—	—	(538,914)
Net Investment Income/(Loss), Net of Deferred Taxes	3,063,437	621,499	5,908,562
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	11,753,038	(5,589,234)	(24,091,097)
Non-affiliated/controlled and other assets	—	(1,927,408)	3,004,025
Foreign currency	27	—	—
Written option (1)	—	—	98,590
Deferred tax benefit	—	(5,816,066)	4,623,742
Net realized gains (losses), net of deferred taxes	11,753,065	(13,332,708)	(16,364,740)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(551,274)	4,189,718	(6,092,860)
Affiliated/controlled investments and foreign currency	(21,673,270)	(8,242,579)	(52,627,051)
Affiliated/controlled warrants investments (1)	20,298	(4,156,438)	(7,542,793)
Deferred tax benefit/expenses	—	(2,026,517)	12,190,314
Net change in unrealized appreciation (depreciation), net of deferred taxes	(22,204,246)	(10,235,816)	(54,072,390)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(10,451,181)	(23,568,524)	(70,437,130)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(7,387,744)	$(22,947,025)	$(64,528,568)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.07)	$(3.31)	$(8.99)

(1)	Primary risk exposure is equity contracts.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2021 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Semiconductor Equipment	32.8%	40.6%
Medical Devices	28.6%	25.8%
Automotive	24.5%	23.1%
Aerospace	5.8%	3.5%
Equipment Leasing	2.0%	2.2%
Intellectual Property	1.1%	1.3%
Advanced Materials	0.7%	1.1%
Exchange-Traded/Money Market Funds	0.7%	2.3%
(Liabilities)/Other Assets	3.8%	0.1%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2021, December 31, 2020, and December 31, 2019.

INVESTMENT INCOME

For the year ended December 31, 2021, we had investment income of $6,318,695 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp, Hera, and Wrightspeed.

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

The higher level of investment income in the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to increasing principal amounts on notes issued by IntraOp, Hera and Wrightspeed.

The higher level of investment income in the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to increasing principal amounts on notes issued by IntraOp, Hera and Wrightspeed.

OPERATING EXPENSES

Operating expenses totaled approximately $3,255,258 during the year ended December 31, 2021, $3,029,435 during the year ended December 31, 2020, and $(4,657,825) during the year ended December 31, 2019.

Significant components of operating expenses for the year ended December 31, 2021, were a management fee expense of $2,220,811 and professional fees (audit, legal, accounting, and consulting) of $367,471. Significant components of operating expenses for the year ended December 31, 2020, were a management fee expense of $2,016,981 and professional fees (audit, legal, accounting, and consulting) of $415,447. Significant components of operating expenses for the year ended December 31, 2019, were a management fee expense of $3,405,735, professional fees (audit, legal, accounting, and consulting) of $432,337, and incentive fee adjustments (which were accrued but are not payable until gains in the portfolio are realized) of $(9,261,847).

The higher level of operating expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily attributable to an increase in our total net assets, on which the investment advisory fees are based.

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

NET INVESTMENT GAIN/(LOSS)

The net investment gain/(loss) before taxes was $3,063,437 for the year ended December 31, 2021, $621,499 for the year ended December 31, 2020, and $6,447,476 for the year ended December 31, 2019.

The greater net investment gain before taxes in the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily attributable to increased investments in convertible note with IntraOp Medical, Hera Systems and Wrightspeed on which we accrue income.

The lesser net investment gain before taxes in the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the reversal of the accrual of an incentive fee in 2019 which was accrued but is not payable until gains in the portfolio are realized. The incentive fee was reduced to $0 due to the decrease in the market value of our portfolio.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, is shown below.

Year Ended December 31, 2021
Realized gains	$11,753,065
Net change in unrealized depreciation on investments	$(22,204,246)
Net realized and unrealized loss on investments	$(10,451,181)

As of December 31, 2021
Gross unrealized appreciation on portfolio investments	$18,046,155
Gross unrealized depreciation on portfolio investments	$(72,146,172)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(54,100,017)

Year Ended December 31, 2020
Realized losses	$(7,516,642)
Net change in unrealized depreciation on investments	$(8,209,299)
Deferred tax benefit	$(7,842,583)
Net realized and unrealized loss on investments	$(23,568,524)

As of December 31, 2020
Gross unrealized appreciation on portfolio investments	$21,165,955
Gross unrealized depreciation on portfolio investments	$(53,061,752)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(31,895,797)

Year Ended December 31, 2019
Realized losses	$(20,988,482)
Net change in unrealized appreciation on investments	$(66,262,704)
Deferred tax expense	$16,814,056
Net realized and unrealized loss on investments	$(70,437,130)

As of December 31, 2019
Gross unrealized appreciation on portfolio investments	$40,954,730
Gross unrealized depreciation on portfolio investments	$(64,641,202)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(23,686,472)

During the year ended December 31, 2021, we recognized net realized gains of approximately $11,753,065 from the sale of investments. Realized gains were higher compared to the Fund’s realized losses in 2020 due to the sale of investments, primarily Pivotal in 2021.

During the year ended December 31, 2021, net unrealized depreciation on total investments increased by $22,204,246. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the year is due primarily to the decrease in value of our investments, most notably, IntraOp Medical, Wrightspeed and SVXR.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2021, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $7,387,744 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2021 was $(1.07).

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

The lesser decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2021 as compared to the year ended December 31, 2020, is due primarily to a greater increase in realized gains from investments, most notably Pivotal Systems.

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

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2021, 2020, and 2019, our operating expenses were $3,255,258, $3,029,435, and $4,604,022, respectively.

For the year ended December 31, 2021, our total cash reserves and liquid securities decreased approximately 74%, primarily due to the purchase of portfolio securities. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

During the year ended December 31, 2021, cash and cash equivalents decreased to $616,064 at the end of the year, from $2,368,393 at the beginning of the year. The decrease in cash and cash equivalents primarily resulted from the purchase of portfolio investments in 2021.

At December 31, 2021, we had investments in public and private securities totaling approximately $91.1 million. Also, at December 31, 2021, we had approximately $0.0 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2021, net assets totaled approximately $94.8 million, with an NAV per share of $13.75. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2021, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2021, our investment in EQX consisted of 2,300,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $1.9 million.

Hera Systems, Inc.

Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2021, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 7,039,203 shares of Series B preferred stock, 2,650,000 shares of Series C preferred stock, $500,000 par value convertible note, $500,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $40,000 par value convertible note, $20,000 par value convertible note, $200,000 par value convertible note, $220,000 par value convertible note, $150,000 par value convertible note, $50,000 par value convertible note, $200,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, $150,000 par value convertible note, and 24,414,922 shares of Series B warrants with an aggregate fair value of approximately $5.5 million.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2021, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $1,000,000 par value convertible note, $400,000 par value convertible note, $750,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, and a $10,961,129 par value convertible note with a combined aggregate fair value of approximately $27.1 million.

Kyma, Inc.

Kyma, Inc. (“Kyma”), Raleigh, NC, is a supplier of high-quality gallium nitride-based wafers to semiconductor device manufacturers in the electronics and optical markets.

At December 31, 2021, our investment in Kyma consisted of a $100,000 par value convertible note with a combined fair value of approximately $100 thousand.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2021, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $280 thousand.

Silicon Genesis Corp.

Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2021, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 37,982 shares of common stock with a combined fair value of approximately $1.1 million.

SVXR, Inc.

SVXR, Inc. (“SVXR”), San Jose, California, is an X-ray inspection tool manufacturer whose products are used for inline product monitoring, defect detection, and metrology.

At December 31, 2021, our investment in SVXR consisted of 8,219,454 shares of Series A preferred stock with a combined fair value of approximately $0.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2021, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $614 thousand.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for heavy-duty commercial vehicles.

At December 31, 2021, our investments in Wrightspeed consisted of 69,102 shares of common stock, 60,733,693 shares of Series AA preferred stock, warrants to purchase 609,756 shares of Series AA preferred stock, $750,000 par value convertible note, $400,000 par value convertible note, $900,000 par value convertible note, $1,050,000 par value convertible note, $400,000 par value convertible note, $375,000 par value convertible note, $2,000,000 par value convertible note, $1,400,000 par value convertible note, $1,200,000 par value convertible note, $700,000 par value convertible note, $300,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, and a $4,929,015 par value convertible note with a combined fair value of approximately $23.2 million.

PUBLIC INVESTMENTS

At December 31, 2021, we had investments in the following public securities:

Pivotal Systems Corp.

Pivotal Systems, Corporation (“Pivotal Systems”), Fremont, California, provides monitoring and process control technologies for the semiconductor manufacturing industry.

At December 31, 2021, our investment in Pivotal Systems consisted of 14,589,506 shares of CDIs with a combined fair value of approximately $9.3 million.

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2021, our investment in Revasum consisted of 46,834,340 shares of CDIs with an aggregate fair value of approximately $21.5 million

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2021, our investment in Money Market consisted of 629,653 shares of the money market fund with a market value of approximately $630 thousand.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2021, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have purchased private securities with an aggregate cost of approximately $150 thousand and sold public securities with an approximate aggregate value of 138 thousand.

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

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2021, we do not have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2021, and the financial highlights for each of the years in the five-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 6, level 3 investments were valued at $59,744,294 which represented 63% of the Company’s net assets as of December 31, 2021. As part of the valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by an independent third-party valuation firm. The Company’s level 3 investments are valued using acceptable industry methods including a market approach, an income approach, a cost approach, or a combination of such approaches. The market approach uses prices and other

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

of Firsthand Technology Value Fund, Inc.
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
March 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

Firsthand Technology Value Fund, Inc.
San Jose, California

Opinion on Internal Control Over Financial Reporting

We have audited Firsthand Technology Value Fund, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March 18, 2022 expressed an unqualified opinion.

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
Page Two

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 18, 2022

Item 8.     Financial Statements and Supplementary Data

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2021		AS OF DECEMBER 31, 2020
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,729,653	*	$3,468,393	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	138,754,479		125,755,796
Total acquisition cost	$145,228,559		$133,968,616
Unaffiliated investments at market value	$1,009,813	*	$3,299,827	*
Affiliated investments at market value	613,650		6,451,878
Controlled investments at market value	89,505,079		92,321,114
Total market value ** (Note 6)	91,128,542		102,072,819
Foreign currency at value (cost $0 and $703)	—		729
Receivable from dividends and interest	11,485,642		5,728,598
Other assets	64,066		25,715
Total Assets	102,678,250		107,827,861
LIABILITIES
Due to Custodian	13,589		—
Payable to affiliates (Note 4)	7,702,914		5,450,699
Consulting fee payable	26,000		26,000
Accrued expenses and other payables	181,123		208,794
Total Liabilities	7,923,626		5,685,493
NET ASSETS	$94,754,624		$102,142,368

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(82,022,991)		(74,635,247)
NET ASSETS	$94,754,624		$102,142,368

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$13.75		$14.82

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/21 and 12/31/20 were 0.01% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/ mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$31,490
(2.0%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16 - 11/7/16	2,300,000	2,300,000	1,898,420
					1,929,910

HERA SYSTEMS, INC. (5.8%) Aerospace	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	1/26/2021	50,000	$50,000	$50,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	2/16/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/25/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/27/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/24/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/29/2021	200,000	200,000	200,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	7/26/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	8/26/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/5/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/22/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	11/29/2021	150,000	150,000	150,000
	Convertible Promissory Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/28/2021	150,000	150,000	150,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	8,377

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	$6,587,102	$229,478
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	86,390
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	398,738
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	170,888
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	202,296
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	22,785
					5,498,952

INTRAOP MEDICAL CORP. (28.6%) Medical Devices	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	10,961,129
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,300,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	400,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	500,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	$750,000	$750,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	4/20/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	6/10/2021	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/16/2021	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	9/22/2021	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/6/2021	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/22/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/12/2021	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/29/2021	500,000	500,000	500,000
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	670,062
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	3,000,000
	Term Note Matures December 2021 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	2,000,000
					27,081,191

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2022 Interest Rate 10% (1)(4)	3/11/2019	100,000	$100,000	$100,000

LYNCEAN TECHNOLOGIES, INC. (0.3%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	280,160
Semiconductor Equipment

PIVOTAL SYSTEMS CORP. (9.8%)	CDIs *(2)	11/28/12 - 9/2/16	14,589,506	9,873	9,287,771
Semiconductor Equipment

REVASUM, INC. (22.7%)	CDIs *(2)	11/14/16 - 11/30/18	46,834,340	13,512,263	21,466,824
Semiconductor Equipment

SILICON GENESIS CORP. (1.1%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	453,506
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	1,990
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	5,275
	Common Stock *(1)(2)(4)	4/18/11 - 6/12/12	921,892	169,045	277
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	3
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	100,187
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	439,207
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	50,277
					1,050,722

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SVXR, INC. (0.0%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	$4,082,192	$0
Semiconductor Equipment

UCT COATINGS, INC. (0.6%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	613,650
Advanced Materials

WRIGHTSPEED, INC. (24.5%)	Common Stock *(1)(2)(4)	4/11/13 - 5/6/19	69,102	7,460,851	1,126
Automotive	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	750,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	1,050,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	375,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	2,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	1,400,000	1,400,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	4/12/2021	1,200,000	$1,200,000	$1,200,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/18/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/22/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	7/26/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/19/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/22/2021	300,000	300,000	300,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/5/2021	700,000	700,000	700,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/20/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/23/2021	1,000,000	1,000,000	1,000,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/28/2021	1,000,000	1,000,000	1,000,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	1,777,068
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	7,500
					23,189,709

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2021

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (0.7%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	629,653	$629,653	$629,653

TOTAL INVESTMENTS (Cost $145,228,559) — 96.2%					$91,128,542

OTHER ASSETS IN EXCESS OF LIABILITIES — 3.8%					3,626,082

NET ASSETS — 100.0%					$94,754,624

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At December 31, 2021, we held $59,744,294 (or 63.1% of net assets) in restricted securities (see Note 2).

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
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (1.3%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	$2,372,403	$567,596
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	3,325
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	8,763
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	369
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	6
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	125,462
	Common Stock Warrants *(1)(2)(4)	10/13/2011	5,000,000	0	100
	Common Stock Warrants *(1)(2)(4)	2/6/2012	3,000,000	0	60
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	562,359
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	62,762
					1,330,802

SVXR, INC. (5.3%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	5,377,578
Semiconductor Equipment

UCT COATINGS, INC. (1.0%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	1,074,300
Advanced Materials
WRIGHTSPEED, INC. (23.1%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	7,643
Automotive	Common Stock Warrants *(1)(2)(4)	6/7/2019	181	0	12
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	4,929,015

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2020

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	$750,000	$750,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	900,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	1,050,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	375,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	400,000
	Convertible Note Matures December 2021 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	2,000,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	12,720,065
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	91,524
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

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security.
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
INVESTMENT INCOME
Unaffiliated dividends	$171,613	$—	$—
Unaffiliated interest	30,906	15,608	72,502
Affiliated/controlled interest	6,116,176	3,635,326	1,717,149
TOTAL INVESTMENT INCOME	6,318,695	3,650,934	1,789,651
EXPENSES
Investment advisory fees (Note 4)	2,220,811	2,016,981	3,405,735
Administration fees	122,177	117,911	141,714
Custody fees	24,661	15,780	15,070
Transfer agent fees	39,737	33,640	33,353
Registration and filing fees	32,700	31,700	30,700
Professional fees	367,471	415,447	432,337
Printing fees	80,307	36,953	172,820
Trustees fees	200,000	200,000	200,000
Compliance fees	120,487	116,947	118,780
Miscellaneous fees	46,907	44,076	53,513
TOTAL GROSS EXPENSES	3,255,258	3,029,435	4,604,022
Incentive fee adjustments (Note 4)	—	—	(9,261,847)
TOTAL NET EXPENSES	3,255,258	3,029,435	(4,657,825)
NET INVESTMENT INCOME, BEFORE TAXES	3,063,437	621,499	6,447,476
Deferred tax benefit	—	—	(538,914)
Net Investment Income/(Loss), Net of Deferred Taxes	3,063,437	621,499	5,908,562
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	11,753,038	(5,589,234)	(24,091,097)
Non-affiliated/controlled and other assets	—	(1,927,408)	3,004,025
Foreign currency	27	—	—
Written option (1)	—	—	98,590
Deferred tax benefit	—	(5,816,066)	4,623,742
Net realized gains (losses), net of deferred taxes	11,753,065	(13,332,708)	(16,364,740)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(551,274)	4,189,718	(6,092,860)
Affiliated/controlled investments and foreign currency	(21,673,270)	(8,242,579)	(52,627,051)
Affiliated/controlled warrants investments (1)	20,298	(4,156,438)	(7,542,793)
Deferred tax benefit/expenses	—	(2,026,517)	12,190,314
Net change in unrealized appreciation (depreciation), net of deferred taxes	(22,204,246)	(10,235,816)	(54,072,390)
Net Realized and Unrealized Gains (Losses) on Investments, Net of Deferred Taxes	(10,451,181)	(23,568,524)	(70,437,130)
Net Increase (Decrease) In Net Assets Resulting From Operations, Net of Deferred Taxes	$(7,387,744)	$(22,947,025)	$(64,528,568)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.07)	$(3.31)	$(8.99)

(1)	Primary risk exposure is equity contracts.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(7,387,744)	$(22,947,025)	$(64,528,568)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(17,350,000)	(24,273,531)	(29,888,755)
Proceeds from disposition of investments	16,104,357	24,190,631	41,756,374
Net purchases / sales from short-term investments	1,738,739	2,838,727	(9,819,822)
(Increase) decrease in dividends, interest, and reclaims receivable	(5,757,044)	(3,220,884)	(199,349)
Increase (decrease) in due to custodian	13,589	—	—
(Increase) decrease in receivable in investment sold	—	—	1,005
Increase (decrease) in payable for investment purchased	—	—	(365,783)
Increase (decrease) in payable to affiliates	2,252,215	1,988,877	1,127,095
Increase (decrease) in incentive fees payable	—	—	(9,261,847)
(Increase) decrease in other assets	(38,351)	(3,915)	(3,087)
Increase (decrease) in accrued expenses and other payables	(27,671)	(140,677)	206,693
(Increase) decrease in deferred tax benefit	—	7,842,583	(16,275,142)
Net realized (gain) loss from investments	(11,753,065)	7,516,642	21,087,072
Net realized gain from written options	—	—	(98,590)
Net unrealized (appreciation) depreciation from investments, other assets, and warrants transactions	22,204,246	8,209,299	66,262,704
Net cash provided by (used in) operating activities	(729)	2,000,727	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	(1,999,998)	—
Net cash provided by (used in) financing activities	—	(1,999,998)	—

Net increase (decrease) in cash	(729)	729	—
Cash - beginning of year	729	—	—
Cash - end of year	$—	$729	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$3,063,437	$621,499	$5,908,562
Net realized gain (loss) from security transactions, written options and warrants transactions, net of deferred taxes	11,753,065	(13,332,708)	(16,364,740)
Net change in unrealized appreciation (depreciation) on investments and warrants transactions, net of deferred taxes	(22,204,246)	(10,235,816)	(54,072,390)
Net increase (decrease) in net assets from operations	(7,387,744)	(22,947,025)	(64,528,568)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	(1,999,998)	—
TOTAL DECREASE IN NET ASSETS	(7,387,744)	(24,947,023)	(64,528,568)

NET ASSETS:
Beginning of year	102,142,368	127,089,391	191,617,959
End of year	$94,754,624	$102,142,368	$127,089,391

COMMON STOCK ACTIVITY:
Shares redeemed	—	(285,714)	—
Net increase (decrease) in shares outstanding	—	(285,714)	—
Shares outstanding, beginning of year	6,893,056	7,178,770	7,178,770
Shares outstanding, end of year	6,893,056	6,893,056	7,178,770

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Net asset value at beginning of year	$14.82	$17.70	$26.69	$23.83		$20.04
Income from investment operations:
Net investment income (loss), before deferred taxes	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)
Deferred tax benefit	—	—	(0.08)	0.07		—
Net investment gain (losses)	0.44	0.09	0.82	(1.22)		(0.62)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(1.51)	(2.30)	(12.15)	5.13		4.21
Deferred tax expense	—	(1.13)	2.34	(1.23)		—
Net realized and unrealized gains (losses) on investments, after deferred taxes	(1.51)	(3.43)	(9.81)	3.90		4.21
Total from investment operations	(1.07)	(3.34)	(8.99)	2.68		3.59

Distributions from:
Realized capital gains	—	—	—	(0.03)		—
Anti-dilutive effect from capital share transactions	—	0.46	—	0.21		0.20
Net asset value at end of year	$13.75	$14.82	$17.70	$26.69		$23.83

Market value at end of year	$4.01	$4.47	$6.43	$11.20		$8.96

Total return
Based on Net Asset Value	(7.22)%	(16.27)%	(33.68)%	12.39%		18.91%
Based on Market Value	(10.29)%	(30.48)%	(42.59)%	25.43%		16.82%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Net assets at end of year (millions)	$94.8	$102.1		$127.1		$191.6		$174.0
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)	4.13	%(2)
Deferred tax (benefit)/expense (3)(4)	—	8.02	%(6)	(9.91)%		4.43%		—
Total expenses	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)	4.13%
Total expenses, excluding incentive fees and deferred tax expense	3.12%	3.10%		2.80%		2.77%		2.98%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)	(3.07)%
Deferred tax benefit (4)(5)	—	—		(0.33)%		0.28%		—
Net investment income (loss)	2.94%	0.64%		3.60%		(4.65)%		(3.07)%
Portfolio turnover rate	16%	13%		18%		44%		22%

(1)	Calculated using average shares outstanding.

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

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On December 31, 2021, our financial statements include venture capital investments valued at approximately $59.7 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2021, we held $59,744,294 in restricted securities. At December 31, 2020, we held $64,536,628 in restricted securities.

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

DECEMBER 31, 2021

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

The average quarterly volume of the Company’s derivatives during the year ended December 31, 2021 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	985,486	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

The average quarterly volume of the Company’s derivatives during the year ended December 31, 2020 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	2,631,459	—

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

DECEMBER 31, 2021

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2021, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2021, there were no incentive fee adjustments. For the year ended December 31, 2020, there were no incentive fee adjustments. For the year ended December 31, 2019, there was an incentive fee reversal of ($9,261,847).

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

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2021:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$613,650
Automotive	—	—	1,126
Equipment Leasing	—	—	31,490
Intellectual Property	—	—	277
Semiconductor Equipment	30,754,595	—	—
Total Common Stocks	30,754,595	—	646,543

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$324,245
Automotive	—	—	1,777,068
Equipment Leasing	—	—	1,898,420
Intellectual Property	—	—	1,050,442
Medical Devices	—	—	670,062
Semiconductor Equipment	—	—	280,160
Total Preferred Stocks	—	—	6,000,397
Asset Derivatives *
Equity Contracts	—	—	802,210
Total Asset Derivatives	—	—	802,210
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	4,380,000
Automotive	—	—	21,404,015
Medical Devices	—	—	26,411,129
Total Convertible Notes	—	—	52,295,144
Mutual Funds	629,653	—	—
Total	$31,384,248	$—	$59,744,294

*	Asset derivatives include warrants.

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

The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2020.

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

DECEMBER 31, 2021

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

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/20	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/2021
Common Stocks
Advanced Materials	$1,074,300	$—	$—	$—	$(460,650)	$—	$613,650
Automotive	7,643	—	—	—	(6,517)	—	1,126
Equipment Leasing	27,440	—	—	—	4,050	—	31,490
Intellectual Property	369	—	—	—	(92)	—	277
Total Common Stocks	1,109,752	—	—	—	(463,209)	—	646,543
Preferred Stocks
Aerospace	286,464	—	—	—	37,781	—	324,245
Automotive	12,720,065	—	—	—	(10,942,997)	—	1,777,068
Equipment Leasing	2,177,560	—	(500,000)	—	220,860	—	1,898,420
Intellectual Property	1,330,267	—	—	—	(279,825)	—	1,050,442

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/20	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/2021
Medical Devices	$4,976,452	$—	$—	$—	$(4,306,390)	$—	$670,062
Semiconductor Equipment	6,209,012	—	—	—	(5,928,852)	—	280,160
Total Preferred Stocks	27,699,820	—	(500,000)	—	(21,199,423)	—	6,000,397
Asset Derivatives
Equity Contracts	781,912	—	—	—	20,298	—	802,210
Total Asset Derivatives	781,912	—	—	—	20,298	—	802,210
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	2,630,000	1,750,000	—	—	—	—	4,380,000
Automotive	10,804,015	10,600,000	—	—	—	—	21,404,015
Medical Devices	21,411,129	5,000,000	—	—	—	—	26,411,129
Total Convertible Notes	34,945,144	17,350,000	—	—	—	—	52,295,144
Total	$64,536,628	$17,350,000	$(500,000)	$—	$(21,642,334)	$—	$59,744,294

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2021 was $(21,642,162).

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/20
Common Stocks
Advanced Materials	$834,150	$—	$—	$—	$240,150	$—	$1,074,300
Automotive	3,980	—	—	—	3,663	—	7,643
Equipment Leasing	28,990	—	—	—	(1,550)	—	27,440
Intellectual Property	645	—	—	—	(276)	—	369
Semiconductor Equipment	60,843,376	—	(10,684,136)	2,250,768	(17,242,210)	(35,167,798)	—
Total Common Stocks	61,711,141	—	(10,684,136)	2,250,768	(17,000,223)	(35,167,798)	1,109,752

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/19	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/20
Preferred Stocks
Aerospace	$2,120,996	$250,000	$—	$—	$(2,084,532)	$—	$286,464
Automotive	10,625,710	3,859,999	—	—	(1,765,644)	—	12,720,065
Consumer Electronics	—	—	(109,993)	(3,890,007)	4,000,000	—	—
Equipment Leasing	2,490,880	—	(400,000)	—	86,680	—	2,177,560
Intellectual Property	1,529,234	—	—	—	(198,967)	—	1,330,267
Medical Devices	702,826	—	—	—	4,273,626	—	4,976,452
Semiconductor Equipment	5,873,643	—	—	—	335,369	—	6,209,012
Total Preferred Stocks	23,343,289	4,109,999	(509,993)	(3,890,007)	4,646,532	—	27,699,820
Asset Derivatives
Equity Contracts	4,938,350	—	—	—	(4,156,438)	—	781,912
Total Asset Derivatives	4,938,350	—	—	—	(4,156,438)	—	781,912
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	1,000,000	1,630,000	—	—	—	—	2,630,000
Automotive	4,929,015	5,875,000	—	—	—	—	10,804,015
Consumer Electronics	—	—	(7)	(3,949,993)	3,950,000	—	—
Medical Devices	18,261,129	3,150,000	—	—	—	—	21,411,129
Total Convertible Notes	24,290,144	10,655,000	(7)	(3,949,993)	3,950,000	—	34,945,144
Total	$114,282,924	$14,764,999	$(11,194,136)	$(5,589,232)	$(12,560,129)	$(35,167,798)	$64,536,628

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2020 was $(3,267,919).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2021:

	FAIR VALUE AT 12/31/21	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.7M	Market Comparable Companies Option Pricing Model	EBITDA Multiple Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	8.0x - 9.4x (8.7x) 1.0x (1.0x) 5 years (5 years) 50.0% (50.0%) 1.26% (1.26%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$5.5M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 50.0% (50.0%) 1.26% (1.26%) 25% (25%)
Direct venture capital investments: Automotive	$23.2M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 1.26% (1.26%) 0.0% - 22.7% (0.0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$1.9M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	3.7x - 8.4x (5.8x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 1.26% (1.26%)
Direct venture capital investments: Intellectual Property	$1.0M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 1.26% (1.26%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$27.1M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	3.8x (3.8x) 4 years (4 years) 55.0% (55.0%) 1.12% (1.12%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

continued	FAIR VALUE AT 12/31/21	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Semiconductor Equipment	$0.3M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.2x – 2.6x (2.4x) 5 years (5 years) 50.0% (50.0%) 1.26% (1.26%)

(1)

As of December 31, 2020, the Fund used Discounted Cash Flow approaches to value certain investments. As of December 31, 2021, the Fund discontinued use of these approaches in certain cases in which more reliable indications of value were developed.

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

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2021.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$18,046,155
Gross unrealized depreciation	(72,146,172)
Net unrealized (depreciation)	$(54,100,017)
Federal income tax cost, Investments	$145,228,559

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

The Company’s income tax provision consists of the following as of December 31:

	2021	2020
Deferred tax (expense)/benefit
Federal	$—	$(5,777,983)
State	—	(2,064,600)
Total deferred tax (expense)/benefit	$—	$(7,842,583)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

Components of the Company’s deferred tax assets and liabilities as of December 31:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$261,739	$1,118,888
Capital loss carryforward	6,084,731	9,373,239
Net unrealized losses (gains) on investment securities	15,137,185	8,924,444
Total deferred tax assets, net	21,483,655	19,416,571
Valuation allowance	(21,483,655)	(19,416,571)
Net	$—	$—

For the year ended December 31, 2021, the Company had an effective tax rate of 0% and a statutory tax rate of 21% with the difference primarily being attributable to changes to the total gross deferred tax asset valuation account.

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

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had net operating loss carryforwards for federal and state of income tax purposes of $935,449, which may be carried forward indefinitely.

As of December 31, 2021, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
Total	$21,746,715

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2021.

PURCHASES AND SALES
Purchases of investment securities	$17,350,000
Proceeds from sales and maturities of investment securities	$16,104,357

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

DECEMBER 31, 2021

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2020, through December 31, 2021, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
EQX Capital, Inc. Common Stock*	$27,440	$—	$—	$—	$—	$4,050	$31,490	100,000
EQX, Inc. Preferred Stock - Series A*	2,177,560	—	—	(500,000)	—	220,860	1,898,420	2,300,000
Hera Systems, Inc. Series C Preferred*	75,260	—	—	—	—	11,130	86,390	2,650,000
Hera Systems, Inc. Series A Preferred*	11,291	—	—	—	—	(2,914)	8,377	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	82,877	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	76,710	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	27,347	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	40,000	—	4,334	—	—	—	40,000	40,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Hera Systems, Inc. Convertible Note*	$20,000	$—	$2,150	$—	$—	$—	$20,000	20,000
Hera Systems, Inc. Convertible Note*	200,000	—	21,342	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	220,000	—	23,223	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	150,000	—	15,686	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	250,000	—	25,946	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	25,664	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	25,425	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	50,000	4,722	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	—	150,000	13,292	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	11,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	10,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	9,250	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	200,000	10,333	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	150,000	6,625	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	5,333	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	3,667	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	2,958	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	1,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	167	—	—	—	150,000	150,000
Hera Systems, Inc. Series B Preferred*	199,913	—	—	—	—	29,566	229,479	7,039,203
Hera Systems, Inc. Series B Warrants*	19,789	—	—	—	—	2,996	22,785	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Hera Systems, Inc. Series B Warrants*	$175,696	$—	$—	$—	$—	$26,600	$202,296	6,214,922
Hera Systems, Inc. Series B Warrants*	346,307	—	—	—	—	52,431	398,738	12,250,000
Hera Systems, Inc. Series B Warrants*	148,418	—	—	—	—	22,470	170,888	5,250,000
IntraOp Medical Corp. Series C Preferred*	4,976,452	—	—	—	—	(4,306,390)	670,062	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	240,279	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	88,550	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	89,188	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	168,986	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	83,661	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	65,844	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	79,747	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	118,279	—	—	—	750,000	750,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	105,249	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	421	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	34,726	—	—	—	500,000	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
IntraOp Medical Corp. Convertible Note*	$—	$500,000	$20,753	$—	$—	$—	$500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	17,877	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	29,178	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	10,274	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	6,781	—	—	—	500,000	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	240,003	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,000	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	2,175,191	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI (1)*	22,530,347	—	—	(15,604,355)	11,753,038	(9,391,259)	9,287,771	14,589,506
Revasum, Inc. CDI (1)*	12,637,451	13,512,264	—	—	—	8,829,373	21,466,824	46,834,340
Silicon Genesis Corp., Common Stock *	369	—	—	—	—	(92)	277	921,892
Silicon Genesis Corp., Common Warrants*	6	—	—	—	—	(3)	3	37,982
Silicon Genesis Corp., Common Warrants*	100	—	—	—	—	(100)	—	—
Silicon Genesis Corp., Common Warrants*	60	—	—	—	—	(60)	—	—
Silicon Genesis Corp., Series 1-C Preferred*	3,325	—	—	—	—	(1,335)	1,990	82,914

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Silicon Genesis Corp., Series 1-D Preferred*	$8,763	$—	$—	$—	$—	$(3,488)	$5,275	850,830
Silicon Genesis Corp., Series 1-E Preferred*	567,596	—	—	—	—	(114,090)	453,506	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	125,462	—	—	—	—	(25,275)	100,187	912,453
Silicon Genesis Corp., Series 1-G Preferred*	562,359	—	—	—	—	(123,153)	439,206	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	62,762	—	—	—	—	(12,485)	50,277	837,942
SVXR, Inc., Preferred Stock Series A	5,377,578	—	—	—	—	(5,377,578)	—	8,219,454
UCT Coatings, Inc.Common Stock	1,074,300	—	—	—	—	(460,650)	613,650	1,500,000
Wrightspeed, Inc., Common Stock*	7,643	—	—	—	—	(6,517)	1,126	69,102
Wrightspeed, Inc., Common Stock Warrants*	12	—	—	—	—	(12)	—	—
Wrightspeed, Inc., Convertible Note*	4,929,015	—	682,682	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note*	750,000	—	95,569	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note*	900,000	—	113,625	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note*	1,050,000	—	131,157	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note*	400,000	—	49,494	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	375,000	—	46,187	—	—	—	375,000	375,000
Wrightspeed, Inc., Convertible Note*	400,000	—	49,007	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	2,000,000	—	244,063	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Convertible Note*	—	1,400,000	145,600	—	—	—	1,400,000	1,400,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Wrightspeed, Inc., Convertible Note*	$—	$1,200,000	$105,600	$—	$—	$—	$1,200,000	1,200,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	76,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	64,355	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	53,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	45,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	300,000	10,100	—	—	—	300,000	300,000
Wrightspeed, Inc., Convertible Note*	—	700,000	20,533	—	—	—	700,000	700,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	24,333	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	13,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	1,333	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Preferred Stock- Series AA*	12,720,065	—	—	—	—	(10,942,997)	1,777,068	60,733,693
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	91,524	—	—	—	—	(84,024)	7,500	609,756
Total Affiliates and Controlled Investments	$98,772,992		$6,116,176		$11,753,038	$(21,652,946)	$90,118,729
Total Affiliates	6,451,878		—		—	(5,838,228)	613,650
Total Controlled Investments	$92,321,114		$6,116,176		$11,753,038	$(15,814,718)	$89,505,079

*	Controlled investments.
(1)	CDI CHESS Depositary Interests

As of December 31, 2021, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

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

As of December 31, 2021, our investments in Revasum, Inc. (“Revasum”), IntraOp Medical Corp. (“IntraOp”) and Wrightspeed, Inc. exceeded the 20% threshold in at least one of the tests under Rule 3-09. Accordingly, we are attaching the audited financial statements of Revasum, IntraOp and Wrightspeed to Form 10-K.

As of December 31, 2021, none of our investments exceeded the 10% threshold in at least one of the three tests under Rule 4-08(g). Accordingly, no summarized financial information is presented below.

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
EQX Capital, Inc. Common Stock*	$28,990	$—	$—	$—	$—	$(1,550)	$27,440	100,000
EQX, Inc. Preferred Stock - Series A*	2,490,880	—	—	(400,000)	—	86,680	2,177,560	2,800,000
Hera Systems, Inc. Series C Preferred*	476,400	250,000	—	—	—	(651,140)	75,260	2,650,000
Hera Systems, Inc. Series A Preferred*	247,314	—	—	—	—	(236,023)	11,291	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	50,833	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	50,833	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	250,000	19,722	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	40,000	2,744	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	—	20,000	1,206	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	—	200,000	10,500	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	220,000	9,044	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	—	150,000	4,708	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	250,000	5,903	—	—	—	250,000	250,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
Hera Systems, Inc. Convertible Note*	$—	$250,000	$3,125	$—	$—	$—	$250,000	250,000
Hera Systems, Inc. Convertible Note*	—	250,000	764	—	—	—	250,000	250,000
Hera Systems, Inc. Series B Preferred*	1,397,282	—	—	—	—	(1,197,369)	199,913	7,039,203
Hera Systems, Inc. Series B Warrants*	138,908	—	—	—	—	(119,119)	19,789	700,000
Hera Systems, Inc. Series B Warrants*	1,233,289	—	—	—	—	(1,057,593)	175,696	6,214,922
Hera Systems, Inc. Series B Warrants*	2,430,890	—	—	—	—	(2,084,583)	346,307	12,250,000
Hera Systems, Inc. Series B Warrants*	1,041,810	—	—	—	—	(893,392)	148,418	5,250,000
IntraOp Medical Corp. Series C Preferred*	702,826	—	—	—	—	4,273,626	4,976,452	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	209,436	—	—	—	1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	77,184	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	77,740	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	127,038	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	57,969	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	400,000	39,139	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	—	500,000	31,644	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	750,000	38,852	—	—	—	750,000	750,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
IntraOp Medical Corp. Term Note*	$3,000,000	$—	$240,660	$—	$—	$—	$3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,438	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	1,896,754	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI *(1)	41,670,037	9,508,558	—	(20,192,692)	2,250,766	(10,706,322)	22,530,347	31,089,506
Revasum, Common Stock*	19,173,339	—	—	—	—	(6,535,888)	12,637,451	46,834,340
Silicon Genesis Corp., Common Stock *	645	—	—	—	—	(276)	369	921,892
Silicon Genesis Corp., Common Warrants*	11	—	—	—	—	(5)	6	37,982
Silicon Genesis Corp., Common Warrants*	2,000	—	—	—	—	(1,900)	100	5,000,000
Silicon Genesis Corp., Common Warrants*	1,200	—	—	—	—	(1,140)	60	3,000,000
Silicon Genesis Corp., Series 1-C Preferred*	5,157	—	—	—	—	(1,832)	3,325	82,914
Silicon Genesis Corp., Series 1-D Preferred*	13,699	—	—	—	—	(4,936)	8,763	850,830
Silicon Genesis Corp., Series 1-E Preferred*	645,177	—	—	—	—	(77,581)	567,596	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	142,434	—	—	—	—	(16,972)	125,462	912,453
Silicon Genesis Corp., Series 1-G Preferred*	651,458	—	—	—	—	(89,099)	562,359	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	71,309	—	—	—	—	(8,547)	62,762	837,942
SVXR, Inc., Preferred Stock Series A	4,881,123	—	—	—	—	496,455	5,377,578	8,219,454

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
Telepathy Investors, Inc. Convertible Note*	$—	$—	$(101,203)	$(1)	$(1,999,999)	$2,000,000	$—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(15,180)	(1)	(299,999)	300,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(7,590)	(1)	(149,999)	150,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(25,301)	(1)	(499,999)	500,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(15,180)	(1)	(299,999)	300,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(25,301)	(1)	(499,999)	500,000	—	—
Telepathy Investors, Inc. Convertible Note*	—	—	(10,120)	(1)	(199,999)	200,000	—	—
Telepathy Inc. Preferred Stock Series A*	—	—	—	(109,993)	(3,890,007)	4,000,000	—	—
UCT Coatings, Inc.Common Stock	834,150	—	—	—	—	240,150	1,074,300	1,500,000
Wrightspeed, Inc., Common Stock*	3,980	—	—	—	—	3,663	7,643	69,102
Wrightspeed, Inc., Common Stock Warrants*	—	—	—	—	—	12	12	181
Wrightspeed, Inc., Convertible Note*	4,929,015	—	601,340	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note*	—	750,000	35,500	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note*	—	900,000	33,900	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note*	—	1,050,000	28,000	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note*	—	400,000	6,800	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	—	375,000	4,625	—	—	—	375,000	375,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2021

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/19	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/20	SHARES HELD AT 12/31/20
Wrightspeed, Inc., Convertible Note*	$—	$400,000	$2,800	$—	$—	$—	$400,000	400,000
Wrightspeed, Inc., Convertible Note*	—	2,000,000	6,000	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Preferred Stock- Series AA*	10,625,710	3,859,999	—	—	—	(1,765,644)	12,720,065	60,733,693
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	90,242	—	—	—	—	1,282	91,524	609,756
Total Affiliates and Controlled Investments	$113,190,404		$3,635,326		$(5,589,234)	$(12,399,043)	$98,772,992
Total Affiliates	5,715,273		—		—	736,605	6,451,878
Total Controlled Investments	$107,475,131		$3,635,326		$(5,589,234)	$(13,135,648)	$92,321,114

*	Controlled Investments.
(1)	CDI CHESS Depositary Interests

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

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2021, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which appears on page 40 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

Part III

Item 10.     Directors, Executives Officers And Corporate Governance

Information required by this item will be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2021 (the “2021 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2021, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11.     Executive Compensation

Information required by this item will be contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

Information required by this item will be contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.     Exhibits, Financial Statements Schedules

1. Financial Statements

The following financial statements of the Company are filed as part of this report:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	40
Statement of Assets and Liabilities as of December 31, 2021	43
Schedule of Investments as of December 31, 2021	44
Statement of Operations as of December 31, 2021	58
Statement of Cash Flows as of December 31, 2021	59
Statement of Changes in Net Assets as of December 31, 2021	60
Financial Highlights	61
Notes to Financial Statements	63

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 24, 2022	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 24, 2022
Kevin Landis

*	Director	March 24, 2022
Greg Burglin

*	Director	March 24, 2022
Kimun Lee

*	Director	March 24, 2022
Nicholas Petredis

*	Director	March 24, 2022
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
3.1	Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
3.2	Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.
3.3	Registrant’s Amended and Restated Bylaws – filed herewith.
10.1	Registrant’s Dividend Reinvestment Plan is incorporated by reference to Exhibit (e) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.2	Form of Investment Management Agreement between Registrant and SiVest Group, Inc. (now known as Firsthand Capital Management, Inc.) is incorporated by reference to Exhibit (g) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.3	Form of Custodian Services Agreement between Registrant and PFPC Trust Company is incorporated by reference to Exhibit (j) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.4	Form of Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(1) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.4.1	Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. – is incorporated by reference to exhibit 10.4.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 18, 2019.
10.5	Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to Exhibit (j)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.
10.6	Form of Transfer Agency Services Agreement between Registrant and Computershare Trust Company, N.A and Computershare Inc.- filed herewith.
14.1	Registrant’s Code of Ethics for Principal Executive and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
24.1	Power of Attorney is incorporated by reference to Exhibit 24 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith
99.1	Separate financial statements of Revasum, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X—filed herein.

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
Why?	Financial companies choose how they share your personal information. Federal law gives consumers the right to limit some but not all sharing. Federal law also requires us to tell you how we collect, share, and protect your personal information. Please read this notice carefully to understand what we do.
What?	The types of personal information we collect and share depend on the product or service you have with us. This information can include:
	►	Social Security number
	►	Banking information
	►	Account transactions
	►	Retirement assets
How?	All financial companies need to share customers’ personal information to run their everyday business. In the section below, we list the reasons financial companies can share their customers’ personal information; the reasons Firsthand Capital management, Inc. chooses to share; and whether you can limit this sharing.

Reasons we can share your personal information	Does Firsthand Technology Value Fund, Inc. share?	Can you limit this sharing?
For our everyday business purposes—such as to process your transactions, maintain your account(s), respond to court orders and legal investigations	Yes	No
For our marketing purposes—to offer our products and services to you	No	N/A
For joint marketing with other financial companies	No	N/A
For our affiliates’ everyday business purposes—information about your transactions and experiences	No	N/A
For our affiliates’ everyday business purposes—information about your creditworthiness	No	N/A
For our affiliates to market to you	No	N/A
For nonaffiliates to market to you	No	N/A

Who we are
Who is providing this notice?	Firsthand Technology Value Fund, Inc. is a publicly traded venture capital fund, listed on NASDAQ, that is a business development company under the Investment Company Act of 1940

What we do
How does Firsthand Technology Value Fund, Inc. protect my personal information?	To protect your personal information from unauthorized access and use, we use security measures that comply with federal law. These measures include computer safeguards and secured files and buildings.
How does Firsthand Technology Value Fund, Inc. collect my personal information?	We collect your personal information, for example, when you
	►	open an account or deposit money
Why can’t I limit all sharing?	Federal law gives you the right to limit only
	►	sharing for affiliates’ everyday business purposes—information about your creditworthiness
	►	affiliates from using your information to market to you
	►	sharing for nonaffiliates to market to you
State laws and individual companies may give you additional rights to limit sharing.

Definitions
Affiliates	Companies related by common ownership or control. They can be financial and nonfinancial companies.
► Firsthand Capital Management, Inc. and Firsthand Funds
Nonaffiliates	Companies not related by common ownership or control. They can be financial and nonfinancial companies.
► BNY Mellon Investment Servicing (U.S.) Inc. (Transfer Agent for Firsthand Technology Value Fund, Inc. and Firsthand Funds)
Joint marketing	A formal agreement between nonaffiliated financial companies that together market financial products or services to you.

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

[THIS PAGE INTENTIONALLY LEFT BLANK]