Form 10-Q
period 2022-03-31
Firsthand Technology Value Fund, Inc.
filed 2022-05-16
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2022 or

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of March 31, 2022 (Unaudited) and December 31, 2021	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2022, and March 31, 2021	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022, and March 31, 2021	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2022, and March 31, 2021	6
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2022 (Unaudited) (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), and for the Year Ended December 31, 2017 (Consolidated)	7
Consolidated Schedule of Investments as of March 31, 2022 (Unaudited) and for the Year Ended December 31, 2021	9
Consolidated Notes To Financial Statements (Unaudited)	26
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	54
PART II. OTHER INFORMATION	55
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	56
Item 4. Mine Safety Disclosures	56
Item 5. Other Information	56
Item 6. Exhibits	56
SIGNATURES	57

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2022 (UNAUDITED)		AS OF DECEMBER 31, 2021
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,106,297	*	$1,729,653	*
Affiliated investments at acquisition cost	4,744,427		4,744,427
Controlled investments at acquisition cost	139,180,624		138,754,479
Total acquisition cost	$145,031,348		$145,228,559
Unaffiliated investments at market value	$578,333	*	$1,009,813	*
Affiliated investments at market value	585,450		613,650
Controlled investments at market value	81,029,081		89,505,079
Total Market value** (Note 6)	82,192,864		91,128,542
Foreign currency at value (cost $64,328 and $0)	64,141		—
Receivable for securities sold	339,624		—
Receivable from dividends and interest	13,309,828		11,485,642
Other assets	72,299		64,066
Total Assets	95,978,756		102,678,250
LIABILITIES
Due to Custodian	13,589		13,589
Payable to affiliates (Note 4)	8,221,974		7,702,914
Trustees’ fees payable	50,000		—
Consulting fee payable	39,000		26,000
Accrued expenses and other payables	249,511		181,123
Total Liabilities	8,574,074		7,923,626
NET ASSETS	$87,404,682		$94,754,624

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(89,372,933)		(82,022,991)
NET ASSETS	$87,404,682		$94,754,624

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$12.68		$13.75

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/22 and 12/31/21 were 0.14% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2022	MARCH 31, 2021
INVESTMENT INCOME
Unaffiliated interest	$35,238	$22,260
Affiliated/controlled interest	1,901,052	1,269,197
TOTAL INVESTMENT INCOME	1,936,290	1,291,457
EXPENSES
Investment advisory fees (Note 4)	489,772	558,585
Administration fees	29,579	29,162
Custody fees	5,807	4,438
Transfer agent fees	9,977	8,343
Registration and filing fees	8,334	8,063
Professional fees	69,222	67,852
Printing fees	18,740	16,764
Trustees fees	50,000	50,000
Compliance fees	29,287	28,444
Miscellaneous fees	22,147	11,971
TOTAL GROSS EXPENSES	732,865	783,622
NET INVESTMENT INCOME	1,203,425	507,835
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains from security transactions on:
Affiliated/controlled	183,913	—
Foreign currency	2,660	27
Net realized gains	186,573	27
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	191,876	(128,120)
Affiliated/controlled investments and foreign currency	(9,037,774)	10,074,079
Affiliated/controlled warrants investments (1)	105,958	(168,733)
Net change in unrealized appreciation (depreciation)	(8,739,940)	9,777,226
Net Realized and Unrealized Gains (Losses) on Investments	(8,553,367)	9,777,253
Net Increase (Decrease) In Net Assets Resulting From Operations	$(7,349,942)	$10,285,088
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.07)	$1.49

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022	FOR THE THREE MONTHS ENDED MARCH 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(7,349,942)	$10,285,088
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	—	(13,512,264)
Proceeds from disposition of investments	808,955	13,512,264
Net purchases/sales from short-term investments	(426,644)	102,982
Increase (decrease) in dividends, interest, and reclaims receivable	(1,824,186)	(1,203,892)
Increase (decrease) in due to Custodian	—	13,589
Increase (decrease) in receivable in investment sold	(339,624)	—
Increase (decrease) in payable to affiliates	519,060	587,029
Increase (decrease) in other assets	(8,233)	(17,720)
Increase (decrease) in accrued expenses and other payables	131,388	9,448
Net realized gain (loss) from investments	(186,573)	(27)
Net unrealized appreciation (depreciation) from investments, other assets, and warrant transactions	8,739,940	(9,777,226)
Net cash provided by (used in) operating activities	64,141	(729)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	64,141	(729)
Cash and foreign currency - beginning of period	—	729
Cash and foreign currency - end of period	$64,141	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022	FOR THE THREE MONTHS ENDED MARCH 31, 2021
FROM OPERATIONS:
Net investment income	$1,203,425	$507,835
Net realized gain from security transactions and foreign currency	186,573	27
Net change in unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	(8,739,940)	9,777,226
Net increase (decrease) in net assets from operations	(7,349,942)	10,285,088

TOTAL INCREASE (DECREASE) IN NET ASSETS	(7,349,942)	10,285,088

NET ASSETS:
Beginning of period	94,754,624	102,142,368
End of period	$87,404,682	$112,427,456

COMMON STOCK ACTIVITY:
Shares repurchased	—	—
Net increase in shares outstanding	—	—
Shares outstanding, beginning of period	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Net asset value at beginning of period	$13.75		$14.82	$17.70	$26.69	$23.83		$20.04
Income from investment operations:
Net investment income (loss), before deferred taxes	0.17	(1)	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)
Deferred tax benefit	—		—	—	(0.08)	0.07		—
Net investment gain (losses)	0.17		0.44	0.09	0.82	(1.22)		(0.62)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(1.24)		(1.51)	(2.30)	(12.15)	5.13		4.21
Deferred tax expense	—		—	(1.13)	2.34	(1.23)		—
Net realized and unrealized gains (losses) on investments, after deferred taxes	(1.24)		(1.51)	(3.43)	(9.81)	3.90		4.21
Total from investment operations	(1.07)		(1.07)	(3.34)	(8.99)	2.68		3.59

Distributions from:
Realized capital gains	—		—	—	—	(0.03)		—
Anti-dilutive effect from capital share transactions	—		—	0.46	—	0.21		0.20
Net asset value at end of period	$12.68		$13.75	$14.82	$17.70	$26.69		$23.83

Market value at end of period	$3.47		$4.01	$4.47	$6.43	$11.20		$8.96

Total Return
Based on Net Asset Value	(7.78	)%(A)	(7.22)%	(16.27)%	(33.68)%	12.39%		18.91%
Based on Market Value	(13.47	)%(A)	(10.29)%	(30.48)%	(42.59)%	25.43%		16.82%
Net assets at end of period (millions)	$87.4		$94.8	$102.1	$127.1	$191.6		$174.0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.26	%(B)	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)	4.13	%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	8.02	%(5)	(9.91)%		4.43%		—
Total expenses	3.26	%(B)	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)	4.13%
Total expenses, excluding incentive fees and deferred tax expense	3.26	%(B)	3.12%	3.10%		2.80%		2.77%		2.98%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	5.36	%(B)	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)	(3.07)%
Deferred tax benefit (4)(6)	—		—	—		(0.33)%		0.28%		—
Net investment income (loss)	5.36	%(B)	2.94%	0.64%		3.60%		(4.65)%		(3.07)%
Portfolio turnover rate	0	%(A)	16%	13%		18%		44%		22%

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the ratio of the incentive fee to average net assets was (5.64)%, 3.98% and 1.15%, respectively.

(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(4)	The deferred tax expense and tax benefit are based on average net assets.

(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.

(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

(A)	Not Annualized.

(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$14,620
(1.3%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	2,200,000	2,200,000	1,165,340
					1,179,960

HERA SYSTEMS, INC. (6.8%) Aerospace	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	1/26/2021	50,000	$50,000	$50,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	2/16/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/25/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/27/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/24/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/29/2021	200,000	200,000	200,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	7/26/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	8/26/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/5/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/22/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	11/29/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/28/2021	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	2/10/2022	150,000	150,000	150,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/29/2022	90,000	$90,000	$90,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/11/2022	75,000	75,000	75,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	24,039
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	259,747
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	97,785
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	451,658
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	193,567
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	229,144
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	25,809
					5,976,749

INTRAOP MEDICAL CORP. (24.2%) Medical Devices	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	8,669,924
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	1,028,261
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	790,970
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	395,485

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	$400,000	$316,388
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	593,228
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	4/20/2021	1,000,000	1,000,000	790,970
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	6/10/2021	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/16/2021	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	9/22/2021	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/6/2021	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/22/2021	1,000,000	1,000,000	790,970
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/12/2021	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/29/2021	500,000	500,000	395,485
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/28/2022	200,000	200,000	158,194

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/30/2022	150,000	$150,000	$118,645
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	0
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	2,372,910
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	1,581,940
					21,167,250

KYMA, INC. (0.1%) Advanced Materials	Convertible Note Matures March 2023 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.5%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	472,036
Semiconductor Equipment

PIVOTAL SYSTEMS CORP. (6.2%)	CDIs *(2)	11/28/12 - 9/2/16	13,897,910	9,180	5,407,897
Semiconductor Equipment

REVASUM, INC. (32.0%)	CDIs *(2)	11/14/16 - 11/30/18	46,105,649	12,989,101	27,945,684
Semiconductor Equipment

SILICON GENESIS CORP. (1.0%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	371,362
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	1,260

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
SILICON GENESIS CORP. (continued)	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	$431,901	$3,318
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	185
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	2
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	81,938
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	356,493
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	41,143
					855,701

SVXR, INC. (0.0%)	Preferred Stock - Series A *(1)(3)(4)	1/11/17 - 8/29/18	8,219,454	4,082,192	0
Semiconductor Equipment

UCT COATINGS, INC. (0.7%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	585,450
Advanced Materials

WRIGHTSPEED, INC. (21.2%)	Common Stock *(1)(2)(4)	4/11/13 - 5/6/19	69,102	7,460,851	1,182
Automotive	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	3,775,576
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	574,493
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	689,391
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	804,290

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	$400,000	$306,396
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	287,246
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	306,396
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	1,531,980
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	1,400,000	1,072,386
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	4/12/2021	1,200,000	1,200,000	919,188
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/18/2021	1,000,000	1,000,000	765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/22/2021	1,000,000	1,000,000	765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	7/26/2021	1,000,000	1,000,000	765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/19/2021	1,000,000	1,000,000	765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/22/2021	300,000	300,000	229,797
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/5/2021	700,000	700,000	536,193

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/20/2021	1,000,000	$1,000,000	$765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/23/2021	1,000,000	1,000,000	765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/28/2021	1,000,000	1,000,000	765,990
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/22	200,000	200,000	153,198
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	3/11/22	185,000	185,000	141,708
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19 - 7/20/20	60,733,693	17,355,887	1,796,502
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	7,988
					18,495,840

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (0.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	6,297	$6,297	$6,297

TOTAL INVESTMENTS (Cost $145,031,348) — 94.0%					$82,192,864

OTHER ASSETS IN EXCESS OF LIABILITIES — 6.0%					5,211,818

NET ASSETS — 100.0%					$87,404,682

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At March 31, 2022, we held $48,832,986 (or 55.9% of net assets) in restricted securities (see Note 2).

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

MARCH 31, 2022 (UNAUDITED)

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

MARCH 31, 2022 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On March 31, 2022, our financial statements include venture capital investments valued at approximately $48.8 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2022, we held $48,832,986 in restricted securities. At December 31, 2021, we held $59,744,294 in restricted securities.

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

MARCH 31, 2022 (UNAUDITED)

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

The average quarterly volume of the Company’s derivatives during the three months ended March 31, 2022 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	1,078,120	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

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

MARCH 31, 2022 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2021, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2022, there were no incentive fee adjustments. For the three months ended March 31, 2021, there were no incentive fee adjustments.

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

MARCH 31, 2022 (UNAUDITED)

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

MARCH 31, 2022 (UNAUDITED)

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2022:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$585,450
Automotive	—	—	1,182
Equipment Leasing	—	—	14,620
Intellectual Property	—	—	185
Semiconductor Equipment	33,353,581	—	—
Total Common Stocks	33,353,581	—	601,437

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$381,571
Automotive	—	—	1,796,503
Equipment Leasing	—	—	1,165,340
Intellectual Property	—	—	855,514
Semiconductor Equipment	—	—	472,036
Total Preferred Stocks	—	—	4,670,964
Asset Derivatives *
Equity Contracts	—	—	908,168
Total Asset Derivatives	—	—	908,168
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	4,695,000
Automotive	—	—	16,690,167
Medical Devices	—	—	21,167,250
Total Convertible Notes	—	—	42,652,417
Mutual Funds	6,297	—	—
Total	$33,359,878	$—	$48,832,986

*	Asset derivatives include warrants.

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

MARCH 31, 2022 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/21	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 03/31/2022
Common Stocks
Advanced Materials	$613,650	$—	$—	$—	$(28,200)	$—	$585,450
Automotive	1,126	—	—	—	56	—	1,182
Equipment Leasing	31,490	—	—	—	(16,870)	—	14,620
Intellectual Property	277	—	—	—	(92)	—	185
Total Common Stocks	646,543	—	—	—	(45,106)	—	601,437
Preferred Stocks
Aerospace	324,245	—	—	—	57,326	—	381,571
Automotive	1,777,068	—		—	19,435	—	1,796,503
Equipment Leasing	1,898,420	—	(100,000)	—	(633,080)	—	1,165,340
Intellectual Property	1,050,442	—	—	—	(194,928)	—	855,514
Medical Devices	670,062	—	—	—	(670,062)	—	—
Semiconductor Equipment	280,160	—	—	—	191,876	—	472,036
Total Preferred Stocks	6,000,397	—	(100,000)	—	(1,229,433)	—	4,670,964
Asset Derivatives
Equity Contracts	802,210	—	—	—	105,958	—	908,168
Total Asset Derivatives	802,210	—	—	—	105,958	—	908,168
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	4,380,000	315,000	—	—	—	—	4,695,000
Automotive	21,404,015	385,000	—	—	(5,098,848)	—	16,690,167
Medical Devices	26,411,129	350,000	—	—	(5,593,879)	—	21,167,250
Total Convertible Notes	52,295,144	1,050,000	—	—	(10,692,727)	—	42,652,417
Total	$59,744,294	$1,050,000	$(100,000)	$—	$(11,861,308)	$—	$48,832,986

(1)	The net change in unrealized appreciation (depreciation) from level 3 instruments held as of March 31, 2022, was $(11,861,308).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2022:

	FAIR VALUE AT 3/31/22	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.7M	Market Comparable Companies Option Pricing Model	EBITDA Multiple Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	6.9x - 8.3x (7.6x) 1.0x – 1.1x (1.1x) 5 years (5 years) 50.0% (50.0%) 2.42% (2.42%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$6.0M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 60.0% (60.0%) 2.42% (2.42%) 25% (25%)
Direct venture capital investments: Automotive	$18.5M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 2.42% (2.42%) 0.0% - 22.7% (0.0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$1.2M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 2.42% (2.42%)
Direct venture capital investments: Intellectual Property	$0.8M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 2.42% (2.42%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$21.1M	Market Comparable Companies	Revenue Multiple	3.5x – 3.9x (3.7x)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

	FAIR VALUE AT 3/31/22	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Semiconductor Equipment	$0.5M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.4x - 2.9x (2.7x) 5 years (5 years) 50.0% (50.0%) 2.42% (2.42%)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2022.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$21,263,466
Gross unrealized depreciation	(84,101,950)
Net unrealized (depreciation)	$(62,838,484)
Federal income tax cost, Investments	$145,031,348

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

The Company’s income tax provision consists of the following as of December 31, 2021

Deferred tax (expense)/benefit
Federal	$—
State	—
Total deferred tax (expense)/benefit	$—

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

Components of the Company’s deferred tax assets and liabilities as of December 31, 2021 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward	$261,739
Capital loss carryforward	6,084,731
Net unrealized losses (gains) on investment securities	15,137,185
Total deferred tax assets	21,483,655
Valuation allowance	(21,483,655)
Net	$—

For the year ended December 31, 2021, the Company had an effective tax rate of 0% and a statutory tax rate of 21% with the difference primarily being attributable to changes in the deferred tax asset valuation account.

For the three months ended March 31, 2022, and 2021, the Company had an effective tax rate of 0.0% and 0.0%, respectively, and a statutory tax rate of 21%. The difference in the effective and statutory rates for each of the three months ended March 31, 2022, and 2021 are attributable to changes in the gross deferred tax assets and tax valuation allowance account.

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

MARCH 31, 2022 (UNAUDITED)

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

As of December 31, 2021, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
Total	$21,746,715

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2022.

PURCHASES AND SALES
Purchases of investment securities	$0
Proceeds from sales and maturities of investment securities	$808,955

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

MARCH 31, 2022 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2021, through March 31, 2022, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
EQX Capital, Inc. Common Stock*	$31,490	$—	$—	$—	$—	$(16,870)	$14,620	100,000
EQX, Inc. Preferred Stock - Series A*	1,898,420	—	—	(100,000)	—	(633,080)	1,165,340	2,200,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
Hera Systems, Inc. Series C Preferred*	$86,390	$—	$—	$—	$—	$11,395	$97,785	2,650,000
Hera Systems, Inc. Series A Preferred*	8,377	—	—	—	—	15,662	24,039	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	18,060	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	16,705	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,953	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	40,000	—	1,101	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	20,000	—	551	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	200,000	—	5,507	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	220,000	—	6,058	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	150,000	—	4,130	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,884	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,884	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	6,884	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	50,000	—	1,341	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,936	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,780	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	200,000	—	5,000	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
Hera Systems, Inc. Convertible Note*	$150,000	$—	$3,750	$—	$—	$—	$150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	3,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	2,083	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	75,000	437	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	90,000	75	—	—	—	90,000	90,000
Hera Systems, Inc. Series B Preferred*	229,479	—	—	—	—	30,268	259,747	7,039,203
Hera Systems, Inc. Series B Warrants*	22,785	—	—	—	—	3,024	25,809	700,000
Hera Systems, Inc. Series B Warrants*	202,296	—	—	—	—	26,848	229,144	6,214,922
Hera Systems, Inc. Series B Warrants*	398,738	—	—	—	—	52,920	451,658	12,250,000
Hera Systems, Inc. Series B Warrants*	170,888	—	—	—	—	22,679	193,567	5,250,000
IntraOp Medical Corp. Series C Preferred*	670,062	—	—	—	—	(670,062)	—	26,856,187
IntraOp Medical Corp. Convertible Note*	1,300,000	—	63,611	—	—	(271,739)	1,028,261	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	24,466	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	24,466	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	47,987	—	—	(209,030)	790,970	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	23,757	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	18,698	—	—	(83,612)	316,388	400,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
IntraOp Medical Corp. Convertible Note*	$500,000	$—	$21,267	$—	$—	$(104,515)	$395,485	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	29,165	—	—	(156,772)	593,228	750,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	40,862	—	—	(209,030)	790,970	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	185	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,493	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,493	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,493	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	36,986	—	—	(209,030)	790,970	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,493	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	18,493	—	—	(104,515)	395,485	500,000
IntraOp Medical Corp. Convertible Note*	—	200,000	2,630	—	—	(41,806)	158,194	200,000
IntraOp Medical Corp. Convertible Note*	—	150,000	123	—	—	(31,355)	118,645	150,000
IntraOp Medical Corp. Term Note*	3,000,000	—	59,179	—	—	(627,090)	2,372,910	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	(418,060)	1,581,940	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	617,695	—	—	(2,291,205)	8,669,924	10,961,129

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
Pivotal Systems CDI (1)*	$9,287,771	$—	$—	$(257,693)	$257,001	$(3,879,182)	$5,407,897	13,897,910
Revasum, Inc. CDI (1)*	21,466,824	—	—	(450,074)	(73,088)	7,002,022	27,945,684	46,105,649
Silicon Genesis Corp., Common Stock *	277	—	—	—	—	(92)	185	921,892
Silicon Genesis Corp., Common Warrants*	3	—	—	—	—	(1)	2	37,982
Silicon Genesis Corp., Series 1-C Preferred*	1,990	—	—	—	—	(730)	1,260	82,914
Silicon Genesis Corp., Series 1-D Preferred*	5,275	—	—	—	—	(1,957)	3,318	850,830
Silicon Genesis Corp., Series 1-E Preferred*	453,506	—	—	—	—	(82,144)	371,362	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	100,187	—	—	—	—	(18,249)	81,938	912,453
Silicon Genesis Corp., Series 1-G Preferred*	439,206	—	—	—	—	(82,713)	356,493	48,370,793
Silicon Genesis Corp., Series 1-H Preferred*	50,277	—	—	—	—	(9,134)	41,143	837,942
SVXR, Inc., Preferred Stock Series A	—	—	—	—	—	—	—	8,219,454
UCT Coatings, Inc.Common Stock	613,650	—	—	—	—	(28,200)	585,450	1,500,000
Wrightspeed, Inc., Common Stock*	1,126	—	—	—	—	56	1,182	69,102
Wrightspeed, Inc., Convertible Note*	4,929,015	—	158,074	—	—	(1,153,439)	3,775,576	4,929,015
Wrightspeed, Inc., Convertible Note*	750,000	—	25,238	—	—	(175,508)	574,492	750,000
Wrightspeed, Inc., Convertible Note*	900,000	—	30,285	—	—	(210,609)	689,391	900,000
Wrightspeed, Inc., Convertible Note*	1,050,000	—	35,333	—	—	(245,710)	804,290	1,050,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
Wrightspeed, Inc., Convertible Note*	$400,000	$—	$13,460	$—	$—	$(93,604)	$306,396	400,000
Wrightspeed, Inc., Convertible Note*	375,000	—	12,619	—	—	(87,754)	287,246	375,000
Wrightspeed, Inc., Convertible Note*	400,000	—	13,460	—	—	(93,604)	306,396	400,000
Wrightspeed, Inc., Convertible Note*	2,000,000	—	67,300	—	—	(468,020)	1,531,980	2,000,000
Wrightspeed, Inc., Convertible Note*	1,400,000	—	44,101	—	—	(327,614)	1,072,386	1,400,000
Wrightspeed, Inc., Convertible Note*	1,200,000	—	36,000	—	—	(280,812)	919,188	1,200,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	30,000	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	31,920	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	30,000	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	30,000	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	300,000	—	9,000	—	—	(70,203)	229,797	300,000
Wrightspeed, Inc., Convertible Note*	700,000	—	21,000	—	—	(163,807)	536,193	700,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	30,000	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	30,000	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	1,000,000	—	30,000	—	—	(234,010)	765,990	1,000,000
Wrightspeed, Inc., Convertible Note*	—	200,000	2,467	—	—	(46,802)	153,198	200,000
Wrightspeed, Inc., Convertible Note*	—	185,000	1,295	—	—	(43,292)	141,708	185,000
Wrightspeed, Inc., Preferred Stock- Series AA*	1,777,068	—	—	—	—	19,435	1,796,503	60,733,693

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 3/31/22	SHARES HELD AT 3/31/22
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	$7,500	$—	$—	$—	$—	$488	$7,988	609,756
Total Affiliates and Controlled Investments	$90,118,729		$1,901,052		$183,913	$(8,930,344)	$81,614,531
Total Affiliates	613,650		—		—	(28,200)	585,450
Total Controlled Investments	$89,505,079		$1,901,052		$183,913	$(8,902,144)	$81,029,081

*	Controlled investments.
(1)	CDI CHESS Depositary Interests

As of March 31, 2022, Kevin Landis represented the Company and sat on the board of directors of Hera Systems, Inc.; IntraOp Medical, Inc.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Adviser has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $82.2 million as of March 31, 2022, as compared to approximately $91.1 million as of December 31, 2021.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021
Semiconductor Equipment	38.7%	32.8%
Medical Devices	24.2%	28.6%
Automotive	21.2%	24.5%
Aerospace	6.8%	5.8%
Equipment Leasing	1.3%	2.0%
Intellectual Property	1.0%	1.1%
Advanced Materials	0.8%	0.7%
Exchange-Traded/Money Market Funds	0.0%	0.7%
Other Assets in Excess of Liabilities	6.0%	3.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended March 31, 2022 and March 31, 2021

INVESTMENT INCOME

For the three months ended March 31, 2022, we had investment income of $1,936,290 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp., Wrightspeed, and Hera Systems.

For the three months ended March 31, 2021, we had investment income of $1,291,457 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical Corp., Wrightspeed, and Hera Systems.

The higher level of investment income in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due to the increased investments in convertible/term notes.

OPERATING EXPENSES

Operating expenses totaled approximately $732,865 during the three months ended March 31, 2022, and $783,622 during the three months ended March 31, 2021.

Significant components of net operating expenses for the three months ended March 31, 2022, were management fee expense of $489,772, and professional fees (audit, legal, and consulting) of $69,222. Significant components of net operating expenses for the three months ended March 31, 2021, were management fee expense of $558,585, and professional fees (audit, legal, and consulting) of $67,852.

The lower level of net operating expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 is primarily attributable to an decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

The net investment income before taxes was $1,203,425 for the three months ended March 31, 2022 and $507,835 for the three months ended March 31, 2021.

The higher net investment income in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributable to increased investments in convertible notes with IntraOp Medical, Hera Systems, and Wrightspeed on which we accrue income.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the three-month periods ended March 31, 2022, and March 31, 2021, is shown below.

Three Months Ended March 31, 2022
Realized gains	$186,573
Net change in unrealized depreciation on investments	(8,739,940)
Net realized and unrealized gains/(losses) on investments	$(8,553,367)

As of March 31, 2022
Gross unrealized appreciation on portfolio investments	$21,263,466
Gross unrealized depreciation on portfolio investments	(84,101,950)
Net unrealized depreciation on portfolio investments	$(62,838,484)

Three Months Ended March 31, 2021
Realized gains	$27
Net change in unrealized depreciation on investments	9,777,226
Net realized and unrealized gains/(losses) on investments	$9,777,253

As of March 31, 2021
Gross unrealized appreciation on portfolio investments	$28,115,964
Gross unrealized depreciation on portfolio investments	(50,234,509)
Net unrealized depreciation on portfolio investments	$(22,118,545)

During the three months ended March 31, 2022, we recognized net realized gains of approximately $186,573 from the sale of investments.

During the three months ended March 31, 2022, net unrealized depreciation on total investments increased by $8,739,940. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a decrease in the fair value of our portfolio companies, notably Pivotal, IntraOp and Wrightspeed.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(7,349,942) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2022, was $(1.07).

For the three months ended March 31, 2021, the net increase in net assets resulting from operations (net of deferred taxes) totaled $10,285,088 and basic and fully diluted net change in net assets per share for the three months ended March 31, 2021, was $1.49.

The greater decrease in net assets resulting from operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is due primarily to an increase in unrealized depreciation from investments, most notably Pivotal, IntraOp and Wrightspeed.

DISTRIBUTION POLICY

Our board of directors will determine the timing and amount, if any, of our distributions. We are not required to pay minimum level of distributions on our income or capital gains.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2022, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $865 thousand and sold public securities with an aggregate value of approximately $2.7 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of March 31, 2022, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.    Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2021, in response to Item 1A of Part 1 of Form 10-K.

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
Dated: May 16, 2022
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

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

I, Kevin Landis, certify that:

1.	I have reviewed the Quarterly Report on Form 10-Q of Firsthand Technology Value Fund, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement or a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Name: Kevin Landis Title: Chief Executive Officer Dated: May 16, 2022

Certification of Chief Financial Officer

Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

I, Omar Billawala, certify that:

1.	I have reviewed the Quarterly Report on Form 10-Q of Firsthand Technology Value Fund, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement or a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Name: Omar Billawala Title: Chief Financial Officer Dated: May 16, 2022

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,

As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Firsthand Technology Value Fund, Inc. (the “Company”) for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Kevin Landis and Omar Billawala, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 134; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Name: Kevin Landis Title: Chief Executive Officer Dated: May 16, 2022

Name: Omar Billawala Title: Chief Financial Officer Dated: May 16, 2022

[THIS PAGE INTENTIONALLY LEFT BLANK]

[THIS PAGE INTENTIONALLY LEFT BLANK]