Form 10-K/A
period 2021-12-31
Firsthand Technology Value Fund, Inc.
filed 2022-05-17
CIK 1495584

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2021 was approximately $25 million (computed using the closing price of $4.01 per share of Common Stock on December 31, 2021, as reported by the NASDAQ Global Market).

As of March 1, 2022, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

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

Item 9B.     Other Information

None

Part III

Item 10.     Directors, Executives Officers And Corporate Governance

Information required by this item will be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2022 (the “2022 Proxy Statement”), which information is incorporated herein by reference.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: May 16, 2022	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	May 16, 2022
Kevin Landis

*	Director	May 16, 2022
Greg Burglin

*	Director	May 16, 2022
Kimun Lee

*	Director	May 16, 2022
Nicholas Petredis

*	Director	May 16, 2022
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
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

3.3	Registrant’s Amended and Restated Bylaws – as filed with the Securities and Exchange Commission on March 24, 2022.
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

10.6	Form of Transfer Agency Services Agreement between Registrant and Computershare Trust Company, N.A and Computershare Inc.- as filed with the Securities and Exchange Commission on March 24, 2022.
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith
99.1	Separate financial statements of Revasum, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X— as filed with the Securities and Exchange Commission on March 24, 2022.
99.2	Separate financial statements of Wrightspeed, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-filed herewith.
99.3	Separate financial statements of IntraOp Medical Corporation filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-filed herewith.

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
Why?	Financial companies choose how they share your personal information. Federal law gives consumers the right to limit some but not all sharing. Federal law also requires us to tell you how we collect, share, and protect your personal information. Please read this notice carefully to understand what we do
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