Form 10-Q
period 2022-06-30
Firsthand Technology Value Fund, Inc.
filed 2022-08-15
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2022 (Unaudited) and December 31, 2021	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2022, and June 30, 2021, and for the Six Months Ended June 30, 2022, and June 30, 2021	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2022, and June 30, 2021, and for the Six Months Ended June 30, 2022, and June 30, 2021	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended June 30, 2022, and June 30, 2021, and for the Six Months Ended June 30, 2022, and June 30, 2021	6
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2022 (Unaudited) (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), and for the Year Ended December 31, 2017 (Consolidated)	7
Consolidated Schedule of Investments as of June 30, 2022 (Unaudited) and for the Year Ended December 31, 2021	9
Consolidated Notes To Financial Statements (Unaudited)	26
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	57
PART II. OTHER INFORMATION	58
Item 1. Legal Proceedings	59
Item 1A. Risk Factors	59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3. Defaults Upon Senior Securities	59
Item 4. Mine Safety Disclosures	59
Item 5. Other Information	59
Item 6. Exhibits	59
SIGNATURES	60

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2022 (UNAUDITED)		AS OF DECEMBER 31, 2021
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,506,756	*	$1,729,653	*
Affiliated investments at acquisition cost	662,235		4,744,427
Controlled investments at acquisition cost	138,011,848		138,754,479
Total acquisition cost	$140,180,839		$145,228,559
Unaffiliated investments at market value	$891,030	*	$1,009,813	*
Affiliated investments at market value	465,000		613,650
Controlled investments at market value	47,983,771		89,505,079
Total Market value** (Note 6)	49,339,801		91,128,542
Receivable from dividends and interest	9,482,372		11,485,642
Other assets	46,447		64,066
Total Assets	58,868,620		102,678,250
LIABILITIES
Due to Custodian	—		13,589
Payable to affiliates (Note 4)	8,637,611		7,702,914
Trustees’ fees payable	50,000		—
Consulting fee payable	52,000		26,000
Accrued expenses and other payables	332,814		181,123
Total Liabilities	9,072,425		7,923,626
NET ASSETS	$49,796,195		$94,754,624

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(126,981,420)		(82,022,991)
NET ASSETS	$49,796,195		$94,754,624

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$7.22		$13.75

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/22 and 12/31/21 were 1.23% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2022	JUNE 30, 2021	JUNE 30, 2022	JUNE 30, 2021
INVESTMENT INCOME
Unaffiliated interest	$(45,718)	$3,478	$(10,480)	$25,738
Affiliated/controlled interest	(3,767,193)	1,397,797	(1,866,141)	2,666,994
TOTAL INVESTMENT INCOME	(3,812,911)	1,401,275	(1,876,621)	2,692,732
Investment advisory fees (Note 4)	386,024	580,572	875,796	1,139,157
Administration fees	28,348	31,406	57,927	60,568
Custody fees	8,308	8,658	14,115	13,096
Transfer agent fees	2,420	8,877	12,397	17,220
Registration and filing fees	8,427	8,153	16,761	16,216
Professional fees	116,483	101,667	185,705	169,519
Printing fees	26,203	18,692	44,943	35,456
Trustees fees	50,000	50,000	100,000	100,000
Compliance fees	29,613	28,760	58,900	57,204
Miscellaneous fees	24,320	10,582	46,467	22,553
TOTAL GROSS EXPENSES	680,146	847,367	1,413,011	1,630,989
NET INVESTMENT INCOME (LOSS)	(4,493,057)	553,908	(3,289,632)	1,061,743
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	(5,113,635)	4,548,597	(4,929,722)	4,548,597
Foreign currency	(714)	—	1,946	27
Net realized gains (losses)	(5,114,349)	4,548,597	(4,927,776)	4,548,624
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(87,762)	(171,697)	104,114	(299,817)
Affiliated/controlled investments and foreign currency	(27,284,454)	(10,709,082)	(36,322,228)	(635,003)
Affiliated/controlled warrants investments (1)	(628,865)	693,713	(522,907)	524,980
Net change in unrealized appreciation (depreciation)	(28,001,081)	(10,187,066)	(36,741,021)	(409,840)
Net Realized and Unrealized Gains (Losses) on Investments	(33,115,430)	(5,638,469)	(41,668,797)	4,138,784
Net Increase (Decrease) In Net Assets Resulting From Operations	$(37,608,487)	$(5,084,561)	$(44,958,429)	$5,200,527
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(5.45)	$(0.74)	$(6.52)	$0.75

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(37,608,487)	$(5,084,561)	$(44,958,429)	$5,200,527
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	—	—	—	(13,512,264)
Proceeds from disposition of investments	2,693,092	8,326,465	3,502,047	21,838,729
Net purchases/sales from short-term investments	(2,955,459)	(8,127,386)	(3,382,103)	(8,024,404)
Increase (decrease) in dividends, interest, and reclaims receivable	3,827,456	(1,300,155)	2,003,270	(2,504,047)
Increase (decrease) in due to Custodian	(13,589)	(439)	(13,589)	13,150
Increase (decrease) in receivable in investment sold	339,624	—	—	—
Increase (decrease) in payable to affiliates	415,637	609,332	934,697	1,196,361
Increase (decrease) in other assets	25,852	15,146	17,619	(2,574)
Increase (decrease) in accrued expenses and other payables	96,303	(76,871)	227,691	(67,423)
Net realized gain (loss) from investments	5,114,349	(4,548,597)	4,927,776	(4,548,624)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	28,001,081	10,187,066	36,741,021	409,840
Net cash (used in) operating activities	(64,141)	—	—	(729)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	(64,141)	—	—	(729)
Cash - beginning of period	64,141	—	—	729
Cash - end of period	$—	$—	$—	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2021
FROM OPERATIONS:
Net investment income (loss)	$(4,493,057)	$553,908	$(3,289,632)	$1,061,743
Net realized gain (loss) from security transactions, foreign currency and warrants transactions	(5,114,349)	4,548,597	(4,927,776)	4,548,624
Net change in unrealized (depreciation) on investments, other assets, and warrants transactions	(28,001,081)	(10,187,066)	(36,741,021)	(409,840)
Net increase (decrease) in net assets from operations	(37,608,487)	(5,084,561)	(44,958,429)	5,200,527

TOTAL INCREASE (DECREASE) IN NET ASSETS	(37,608,487)	(5,084,561)	(44,958,429)	5,200,527

NET ASSETS:
Beginning of period	87,404,682	112,427,456	94,754,624	102,142,368
End of period	$49,796,195	107,342,895	49,796,195	107,342,896

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Net asset value at beginning of period	$13.75		$14.82	$17.70	$26.69	$23.83		$20.04
Income from investment operations:
Net investment income (loss), before deferred taxes	(0.48	)(1)	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)
Deferred tax benefit	—		—	—	(0.08)	0.07		—
Net investment gain (losses)	(0.48)		0.44	0.09	0.82	(1.22)		(0.62)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(6.05)		(1.51)	(2.30)	(12.15)	5.13		4.21
Deferred tax expense	—		—	(1.13)	2.34	(1.23)		—
Net realized and unrealized gains (losses) on investments, after deferred taxes	(6.05)		(1.51)	(3.43)	(9.81)	3.90		4.21
Total from investment operations	(6.53)		(1.07)	(3.34)	(8.99)	2.68		3.59

Distributions from:
Realized capital gains	—		—	—	—	(0.03)		—
Anti-dilutive effect from capital share transactions	—		—	0.46	—	0.21		0.20
Net asset value at end of period	$7.22		$13.75	$14.82	$17.70	$26.69		$23.83

Market value at end of period	$1.83		$4.01	$4.47	$6.43	$11.20		$8.96

Total Return
Based on Net Asset Value	(47.49	)%(A)	(7.22)%	(16.27)%	(33.68)%	12.39%		18.91%
Based on Market Value	(54.36	)%(A)	(10.29)%	(30.48)%	(42.59)%	25.43%		16.82%
Net assets at end of period (millions)	$49.8		$94.8	$102.1	$127.1	$191.6		$174.0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.57	%(B)	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)	4.13	%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	8.02	%(5)	(9.91)%		4.43%		—
Total expenses	3.57	%(B)	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)	4.13%
Total expenses, excluding incentive fees and deferred tax expense	3.57	%(B)	3.12%	3.10%		2.80%		2.77%		2.98%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	(8.32	)%(B)	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)	(3.07)%
Deferred tax benefit (4)(6)	—		—	—		(0.33)%		0.28%		—
Net investment income (loss)	(8.32	)%(B)	2.94%	0.64%		3.60%		(4.65)%		(3.07)%
Portfolio turnover rate	0	%(A)	16%	13%		18%		44%		22%

(1)	Calculated using average shares outstanding.

(2)

Amount includes the incentive fee. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the ratio of the incentive fee to average net assets was (5.64)%, 3.98% and 1.15% respectively.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$14,060
(2.3%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	2,200,000	2,200,000	1,125,960
					1,140,020

HERA SYSTEMS, INC. (11.1%) Aerospace	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	2/10/2022	150,000	$150,000	$150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/29/2022	90,000	90,000	90,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/11/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/13/2022	70,000	70,000	70,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/26/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/10/2022	55,000	55,000	55,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/26/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/10/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/28/2022	90,000	90,000	90,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	1,457
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	78,839
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	29,680
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	136,955
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	58,695
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	69,483

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	$0	$7,826
					5,517,935

INTRAOP MEDICAL CORP. (32.8%) Medical Devices	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	6,441,856
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	764,010
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	587,700
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	235,080
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	440,775
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	4/20/2021	1,000,000	1,000,000	587,700
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	6/10/2021	500,000	500,000	293,850

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/16/2021	500,000	$500,000	$293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	9/22/2021	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/6/2021	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/22/2021	1,000,000	1,000,000	587,700
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/12/2021	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/29/2021	500,000	500,000	293,850
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/28/2022	200,000	200,000	117,540
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/30/2022	150,000	150,000	88,155
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	4/6/2022	350,000	350,000	205,695
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	6/10/2022	700,000	700,000	411,390
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	0
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	1,763,100
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	1,175,400
					16,344,601

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
KYMA, INC. (0.2%) Advanced Materials	Convertible Note Matures March 2023 Interest Rate 10% (1)(4)	3/11/2019	100,000	$100,000	$100,000

LYNCEAN TECHNOLOGIES, INC. (0.8%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	384,274
Semiconductor Equipment

PIVOTAL SYSTEMS CORP. (3.5%)	CDIs *(2)	11/28/12 - 9/2/16	13,738,824	9,021	1,754,396
Semiconductor Equipment

REVASUM, INC. (14.3%)	CDIs *(2)	11/14/16 - 11/30/18	39,744,889	9,265,484	7,132,816
Semiconductor Equipment

SILICON GENESIS CORP. (1.7%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	358,241
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	1,211
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	3,148
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	138
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	2
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	79,201
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	343,916
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	39,719
					825,576

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (0.9%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	$662,235	$465,000
Advanced Materials

WRIGHTSPEED, INC. (30.7%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	967
Automotive	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	2,957,409
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	450,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	540,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	630,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	240,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	225,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	240,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	1,200,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	1,400,000	840,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	4/12/2021	1,200,000	1,200,000	720,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/18/2021	1,000,000	1,000,000	600,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/22/2021	1,000,000	$1,000,000	$600,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	7/26/2021	1,000,000	1,000,000	600,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/19/2021	1,000,000	1,000,000	600,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/22/2021	300,000	300,000	180,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/5/2021	700,000	700,000	420,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/20/2021	1,000,000	1,000,000	600,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/23/2021	1,000,000	1,000,000	600,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/28/2021	1,000,000	1,000,000	600,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/2022	200,000	200,000	120,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	3/11/2022	185,000	185,000	111,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	4/14/2022	65,000	65,000	39,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/10/2022	250,000	250,000	150,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/26/2022	250,000	250,000	150,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/10/2022	250,000	$250,000	$150,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/28/2022	250,000	250,000	150,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19 - 7/20/20	60,733,693	17,355,887	1,548,709
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	6,342
					15,268,427
INVESTMENT COMPANY (0.8%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	406,756	406,756	406,756

TOTAL INVESTMENTS (Cost $140,180,839) — 99.1%					$49,339,801

OTHER ASSETS IN EXCESS OF LIABILITIES — 0.9%					456,394

NET ASSETS — 100.0%					$49,796,195

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At June 30, 2022, we held $40,045,833 (or 80.4% of net assets) in restricted securities (see Note 2).

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

JUNE 30, 2022 (UNAUDITED)

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

JUNE 30, 2022 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other securities and assets. On June 30, 2022, our financial statements include venture capital investments valued at approximately $40.0 million. The fair values of our venture capital investments were determined in good faith by, or under the direction of, the Board. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2022, we held $40,045,833 in restricted securities. At December 31, 2021, we held $59,744,294 in restricted securities.

INCOME RECOGNITION. Dividend income is recorded on the ex-dividend date. Interest income is accrued as earned. Discounts and premiums on securities purchased are amortized over the lives of the respective securities. Other non-cash dividends are recognized as investment income at the fair value of the property received. When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as an adjustment to interest income. The Company applied an interest adjustment of approximately $(5.8M) during the period ending June 30, 2022.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

The average quarterly volume of the Company’s derivatives during the six months ended June 30, 2022 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	915,446	—

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board has approved a multi-step valuation process to be followed each quarter, as described below:

(1)	each quarter the valuation process begins with each portfolio company or investment being initially valued by the Advisor’s Valuation Committee or the independent valuation firm;

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

(2)

the Valuation Committee of the Board on a quarterly basis reviews the preliminary valuation of the Advisor’s Valuation Committee and that of the independent valuation firms and makes the fair value determination, in good faith, based on the valuation recommendations of the Advisor’s Valuation Committee and the independent valuation firms; and

(3)

at each quarterly Board meeting, the Board considers the valuations recommended by the Advisor’s Valuation Committee and the independent valuation firms that were previously submitted to the Valuation Committee of the Board and ratifies the fair value determinations made by the Valuation Committee of the Board.

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2021, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended June 30, 2022, there were no incentive fee adjustments. For the three months ended June 30, 2021, there were no incentive fee adjustments.

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

JUNE 30, 2022 (UNAUDITED)

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

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board of Directors. The Valuation Committee receives information and recommendations from the Advisor and an independent valuation firm.

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

JUNE 30, 2022 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2022:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$465,000
Automotive	—	—	967
Equipment Leasing	—	—	14,060
Intellectual Property	—	—	138
Semiconductor Equipment	8,887,212	—	—
Total Common Stocks	8,887,212	—	480,165
ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$109,976
Automotive	—	—	1,548,709
Equipment Leasing	—	—	1,125,960
Intellectual Property	—	—	825,436
Semiconductor Equipment	—	—	384,274
Total Preferred Stocks	—	—	3,994,355
Asset Derivatives *
Equity Contracts	—	—	279,303
Total Asset Derivatives	—	—	279,303
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	5,135,000
Automotive	—	—	13,712,409
Medical Devices	—	—	16,344,601
Total Convertible Notes	—	—	35,292,010
Mutual Funds	406,756	—	—
Total	$9,293,968	$—	$40,045,833

*	Asset derivatives include warrants.

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

JUNE 30, 2022 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/21	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 06/30/22
Common Stocks
Advanced Materials	$613,650	$—	$—	$—	$(148,650)	$—	$465,000
Automotive	1,126	—	—	—	(159)	—	967
Equipment Leasing	31,490	—	—	—	(17,430)	—	14,060
Intellectual Property	277	—	—	—	(139)	—	138
Total Common Stocks	646,543	—	—	—	(166,378)	—	480,165
Preferred Stocks
Aerospace	324,245	—	—	—	(214,269)	—	109,976
Automotive	1,777,068	—	—	—	(228,359)	—	1,548,709
Equipment Leasing	1,898,420	—	(100,000)	—	(672,460)	—	1,125,960
Intellectual Property	1,050,442	—	—	—	(225,006)	—	825,436
Medical Devices	670,062	—	—	—	(670,062)	—	—
Semiconductor Equipment	280,160	—	—	(4,082,192)	4,186,306	—	384,274
Total Preferred Stocks	6,000,397	—	(100,000)	(4,082,192)	2,176,150	—	3,994,355
Asset Derivatives
Equity Contracts	802,210	—	—	—	(522,907)	—	279,303
Total Asset Derivatives	802,210	—	—	—	(522,907)	—	279,303
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	4,380,000	755,000	—	—	—	—	5,135,000
Automotive	21,404,015	1,450,000	—	—	(9,141,606)	—	13,712,409
Medical Devices	26,411,129	1,400,000	—	—	(11,466,528)	—	16,344,601
Total Convertible Notes	52,295,144	3,605,000	—	—	(20,608,134)	—	35,292,010
Total	$59,744,294	$3,605,000	$(100,000)	$(4,082,192)	$(19,121,269)	$—	$40,045,833

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2022 was $(23,203,461).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2022:

	FAIR VALUE AT 06/30/22	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.6M	Market Comparable Companies Option Pricing Model	EBITDA Multiple Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	5.5x - 6.8x (6.2x) 0.7x – 1.1x (0.9x) 5 years (5 years) 50.0% (50.0%) 3.01% (3.01%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$5.5M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Going Concern Probability	5 years (5 years) 60.0% (60.0%) 3.01% (3.01%) 25% (25%)
Direct venture capital investments: Automotive	$15.3M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 3.01% (3.01%) 0.0% - 22.7% (0.0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$1.1M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 3.01% (3.01%)
Direct venture capital investments: Intellectual Property	$0.8M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 3.01% (3.01%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$16.3M	Market Comparable Companies	Revenue Multiple	2.3x – 3.0x (2.7x)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

	FAIR VALUE AT 06/30/22	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Semiconductor Equipment	$0.4M	Market Comparable Companies Option Pricing Model	Revenue Multiple Years to Maturity Volatility Risk-Free Rate	2.0x - 2.7x (2.4x) 5 years (5 years) 50.0% (50.0%) 3.01% (3.01%)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2022.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$2,024,675
Gross unrealized depreciation	(92,865,713)
Net unrealized (depreciation)	$(90,841,038)
Federal income tax cost, Investments	$140,180,839

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

JUNE 30, 2022 (UNAUDITED)

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

For the year ended December 31, 2021, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference primarily being attributable to changes in the deferred tax asset valuation account.

The effective tax rate and statutory federal income tax rate for the three- and six-month periods ended June 30, 2022 and 2021 were as follows:

	THREE MONTHS ENDED JUNE 30, 2022	THREE MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2022	SIX MONTHS ENDED JUNE 30, 2021
Effective tax rate	0%	0%	0%	0%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three- and six-month periods ending June 30, 2022, is the result of changes to the deferred tax assets and related valuation allowance account. At June 30, 2022 the Company has established a full valuation allowance on its net deferred tax assets.

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

JUNE 30, 2022 (UNAUDITED)

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2021, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2022.

PURCHASES AND SALES
Purchases of investment securities	$0
Proceeds from sales and maturities of investment securities	$3,502,047

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

JUNE 30, 2022 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2021, through June 30, 2022, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/22	SHARES HELD AT 6/30/22
EQX Capital, Inc. Common Stock*	$31,490	$—	$—	$—	$—	$(17,430)	$14,060	100,000
EQX Capital, Inc. Series A Preferred Stock*	1,898,420	—	—	(100,000)	—	(672,460)	1,125,960	2,200,000
Hera Systems, Inc. Convertible Note*	20,000	—	1,128	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	500,000	—	34,179	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	—	75,000	750	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	75,000	438	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	90,000	75	—	—	—	90,000	90,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	500,000	—	36,663	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	14,619	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	8,306	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	200,000	—	10,067	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	8,112	—	—	—	150,000	150,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/22	SHARES HELD AT 6/30/22
Hera Systems, Inc. Convertible Note*	$50,000	$—	$2,734	$—	$—	$—	$50,000	50,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,702	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,956	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	200,000	—	11,106	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,542	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	40,000	—	2,293	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	—	55,000	794	—	—	—	55,000	55,000
Hera Systems, Inc. Convertible Note*	150,000	—	7,816	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	70,000	1,536	—	—	—	70,000	70,000
Hera Systems, Inc. Convertible Note*	—	150,000	5,875	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	75,000	1,375	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	90,000	2,350	—	—	—	90,000	90,000
Hera Systems, Inc. Convertible Note*	220,000	—	12,183	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	250,000	—	13,844	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	13,844	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	13,844	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	75,000	2,333	—	—	—	75,000	75,000
Hera Systems, Inc. Series C Preferred*	86,390	—	—	—	—	(56,710)	29,680	2,650,000
Hera Systems, Inc. Series A Preferred*	8,377	—	—	—	—	(6,920)	1,457	3,642,324
Hera Systems, Inc. Series B Preferred*	229,479	—	—	—	—	(150,640)	78,839	7,039,203
Hera Systems, Inc. Series B Warrants*	202,296	—	—	—	—	(132,813)	69,483	6,214,922
Hera Systems, Inc. Series B Warrants*	22,785	—	—	—	—	(14,959)	7,826	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/22	SHARES HELD AT 6/30/22
Hera Systems, Inc. Series B Warrants*	$170,888	$—	$—	$—	$—	$(112,193)	$58,695	5,250,000
Hera Systems, Inc. Series B Warrants*	398,738	—	—	—	—	(261,783)	136,955	12,250,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	(1,629,427)	—	—	(4,519,273)	6,441,856	10,961,129
IntraOp Medical Corp. Convertible Note*	1,000,000	—	4,900	—	—	(412,300)	587,700	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	45	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(20,792)	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	(30,317)	—	—	(309,225)	440,775	750,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(44,840)	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(30,337)	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	(21,203)	—	—	(164,920)	235,080	400,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(65,379)	—	—	(412,300)	587,700	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(46,857)	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	13,300	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	7,539	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	1,300,000	—	(148,347)	—	—	(535,990)	764,010	1,300,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/22	SHARES HELD AT 6/30/22
IntraOp Medical Corp. Convertible Note*	$500,000	$—	$19,061	$—	$—	$(206,150)	$293,850	500,000
IntraOp Medical Corp. Convertible Note*	—	700,000	3,550	—	—	(288,610)	411,390	700,000
IntraOp Medical Corp. Convertible Note*	—	350,000	7,270	—	—	(144,305)	205,695	350,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	31,684	—	—	(412,300)	587,700	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	17,621	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	14,486	—	—	(206,150)	293,850	500,000
IntraOp Medical Corp. Convertible Note*	—	150,000	3,369	—	—	(61,845)	88,155	150,000
IntraOp Medical Corp. Convertible Note*	—	200,000	5,941	—	—	(82,460)	117,540	200,000
IntraOp Medical Corp. Convertible Note*	3,000,000	—	94,073	—	—	(1,236,900)	1,763,100	3,000,000
IntraOp Medical Corp. Series C Preferred*	670,062	—	—	—	—	(670,062)	—	26,856,187
IntraOp Medical Corp. Term Note*	2,000,000	—	54,909	—	—	(824,600)	1,175,400	2,000,000
Pivotal Systems Corp. CDI*(1)	9,287,771	—	—	(299,905)	299,053	(7,532,523)	1,754,396	13,738,824
Revasum, Inc. CDI*(1)	21,466,824	—	—	(3,100,196)	(1,146,583)	(10,087,229)	7,132,816	39,744,889
Silicon Genesis Corp. Common Stock*	277	—	—	—	—	(139)	138	921,892
Silicon Genesis Corp. Common Warrants*	3	—	—	—	—	(1)	2	37,982

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/22	SHARES HELD AT 6/30/22
Silicon Genesis Corp. Series 1-E Preferred*	$453,506	$—	$—	$—	$—	$(95,265)	$358,241	5,704,480
Silicon Genesis Corp. Series 1-F Preferred*	100,187	—	—	—	—	(20,986)	79,201	912,453
Silicon Genesis Corp. Series 1-G Preferred*	439,206	—	—	—	—	(95,290)	343,916	48,370,793
Silicon Genesis Corp. Series 1-D Preferred*	5,275	—	—	—	—	(2,127)	3,148	850,830
Silicon Genesis Corp. Series 1-H Preferred*	50,277	—	—	—	—	(10,558)	39,719	837,942
Silicon Genesis Corp. Series 1-C Preferred Stock*	1,990	—	—	—	—	(779)	1,211	82,914
SVXR, Inc. Series A Preferred Stock*	—	—	—	—	(4,082,192)	4,082,192	—	—
UCT Coatings, Inc. Common Stock	613,650	—	—	—	—	(148,650)	465,000	1,500,000
Wrightspeed, Inc. Common Stock*	1,126	—	—	—	—	(159)	967	69,102
Wrightspeed, Inc. Convertible Note*	300,000	—	6,820	—	—	(120,000)	180,000	300,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(4,481)	—	—	(160,000)	240,000	400,000
Wrightspeed, Inc. Convertible Note*	2,000,000	—	(18,817)	—	—	(800,000)	1,200,000	2,000,000
Wrightspeed, Inc. Convertible Note*	1,400,000	—	(3,199)	—	—	(560,000)	840,000	1,400,000
Wrightspeed, Inc. Convertible Note*	1,200,000	—	3,536	—	—	(480,000)	720,000	1,200,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	26,467	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	31,000	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	35,667	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Convertible Note*	700,000	—	17,127	—	—	(280,000)	420,000	700,000
Wrightspeed, Inc. Convertible Note*	—	200,000	5,120	—	—	(80,000)	120,000	200,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ (DEPRECIATION)	VALUE 6/30/22	SHARES HELD AT 6/30/22
Wrightspeed, Inc. Convertible Note*	$—	$185,000	$4,144	$—	$—	$(74,000)	$111,000	185,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	6,871	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Convertible Note*	—	250,000	150	—	—	(100,000)	150,000	250,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	15,000	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,050,000	—	(21,028)	—	—	(420,000)	630,000	1,050,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(6,276)	—	—	(160,000)	240,000	400,000
Wrightspeed, Inc. Convertible Note*	375,000	—	(5,099)	—	—	(150,000)	225,000	375,000
Wrightspeed, Inc. Convertible Note*	900,000	—	(22,466)	—	—	(360,000)	540,000	900,000
Wrightspeed, Inc. Convertible Note*	750,000	—	(21,974)	—	—	(300,000)	450,000	750,000
Wrightspeed, Inc. Convertible Note*	4,929,015	—	(459,565)	—	—	(1,971,606)	2,957,409	4,929,015
Wrightspeed, Inc. Convertible Note*	—	65,000	1,014	—	—	(26,000)	39,000	65,000
Wrightspeed, Inc. Convertible Note*	—	250,000	2,600	—	—	(100,000)	150,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	1,800	—	—	(100,000)	150,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	1,050	—	—	(100,000)	150,000	250,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	18,200	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	12,775	—	—	(400,000)	600,000	1,000,000
Wrightspeed, Inc. Series AA Preferred*	1,777,068	—	—	—	—	(228,359)	1,548,709	60,733,693
Wrightspeed, Inc. Series AA Warrants*	7,500	—	—	—	—	(1,158)	6,342	609,756
Total Affiliates and Controlled Investments	$90,118,729		$(1,866,141)		$(4,929,722)	$(36,845,135)	$48,448,771
Total Affiliates	613,650		—		—	(148,650)	465,000
Total Controlled Investments	$89,505,079		$(1,866,141)		$(4,929,722)	$(36,696,485)	$47,983,771

*	Controlled investments.
(1)	CDI CHESS Depositary Interests

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2022 (UNAUDITED)

As of June 30, 2022, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Pivotal Systems, Inc.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

NOTE 11. MARKET DISRUPTION AND GEOPOLITICAL RISKS

Certain local, regional or global events such as war, acts of terrorism, the spread of infectious illness or other public health issues, or other events could have a significant impact on a security or instrument. Since 2020, the novel strain of coronavirus (COVID-19) has negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. Following Russia’s large-scale invasion of Ukraine, the President of the United States signed an Executive Order in February 2022 prohibiting U.S. persons from entering transactions with the Central Bank of Russia and Executive Orders in March 2022 prohibiting U.S. persons from importing oil and gas from Russia as well as other popular Russian exports, such as diamonds, seafood and vodka. The duration of the coronavirus outbreak and the Russian-Ukraine conflict could adversely affect the Company’s performance. The ultimate impact of COVID-19 and Russia invasion on the financial performance of the Company’s investments is not reasonably estimable at this time.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $49.3 million as of June 30, 2022, as compared to approximately $91.1 million as of December 31, 2021.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Medical Devices	32.8%	28.6%
Automotive	30.7%	24.5%
Semiconductor Equipment	18.6%	32.8%
Aerospace	11.1%	5.8%
Equipment Leasing	2.3%	2.0%
Intellectual Property	1.7%	1.1%
Advanced Materials	1.1%	0.7%
Exchange-Traded/Money Market Funds	0.8%	0.7%
Other Assets in Excess of Liabilities	0.9%	3.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022, to the three months ended June 30, 2021.

INVESTMENT INCOME

For the three months ended June 30, 2022, we had investment income of $(3,812,911) primarily attributable to an adjustment to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the three months ended June 30, 2021, we had investment income of $1,401,275 primarily attributable to our interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The lower level of investment income in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due to an adjustment to interest income during the three months ended June 30, 2022

OPERATING EXPENSES

Net operating expenses totaled approximately $680,146 during the three months ended June 30, 2022, and $847,367 during the three months ended June 30, 2021.

Significant components of net operating expenses for the three months ended June 30, 2022, were management fee expense of $386,024, and professional fees (audit, legal, and consulting) of $116,483. Significant components of operating expenses for the three months ended June 30, 2021, were management fee expense of $580,572, and professional fees (audit, legal, and consulting) of $101,667.

The lower level of net operating expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(4,493,057) for the three months ended June 30, 2022, and $553,908 for the three months ended June 30, 2021.

The lower net investment income in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to a decrease in interest income due to an adjustment for the three months ended June 30, 2022.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month periods ended June 30, 2022, and June 30, 2021, is shown below.

Three Months Ended June 30, 2022
Realized losses	$(5,114,349)
Net change in unrealized depreciation on investments	(28,001,081)
Net realized and unrealized losses on investments	$(33,115,430)

As of June 30, 2022
Gross unrealized appreciation on portfolio investments	$2,024,675
Gross unrealized depreciation on portfolio investments	(92,865,713)
Net unrealized depreciation on portfolio investments	$(90,841,038)

Three Months Ended June 30, 2021
Realized gains	$4,548,597
Net change in unrealized depreciation on investments	(10,187,066)
Net realized and unrealized losses on investments	$(5,638,469)

As of June 30, 2021
Gross unrealized appreciation on portfolio investments	$29,477,352
Gross unrealized depreciation on portfolio investments	(61,782,963)
Net unrealized depreciation on portfolio investments	$(32,305,611)

During the three months ended June 30, 2022, we recognized net realized losses of $(5,114,349).

During the three months ended June 30, 2022, net unrealized depreciation on total investments increased by $28,001,081. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the valuations of our Wrightspeed, Pivotal Systems , IntraOp Medical, Hera Systems and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(37,608,487), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2022, was $(5.45).

For the three months ended June 30, 2021, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(5,084,561), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2021, was $(0.74).

The greater decrease in net assets resulting from operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, is due primarily to a decrease in the valuation of certain of our investments, primarily our Wrightspeed, Pivotal Systems, IntraOp Medical, Hera Systems and Revasum holdings.

The following information is a comparison for the six months ended June 30, 2022, and the six months ended June 30, 2021.

INVESTMENT INCOME

For the six months ended June 30, 2022, we had investment income of $(1,876,621) primarily attributable to interest accrued/adjustments on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

For the six months ended June 30, 2021, we had investment income of $2,692,732 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The lower level of investment income in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to a decrease in interest income due to an interest adjustment for the six months ended June 30, 2022.

OPERATING EXPENSES

Net operating expenses totaled approximately $1,413,011 during the six months ended June 30, 2022, and $1,630,989 during the six months ended June 30, 2021.

Significant components of net operating expenses for the six months ended June 30, 2022, were management fee expense of $875,796 and professional fees (audit, legal, and consulting) of $185,705. Significant components of operating expenses for the six months ended June 30, 2021, were management fee expense of $1,139,157 and professional fees (audit, legal, and consulting) of $169,519.

The lower level of net operating expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME

The net investment income/(loss) was $(3,289,632) for the six months ended June 30, 2022, and $1,061,743 for the six months ended June 30, 2021.

The lower net investment income/(loss) in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to a decrease in interest income due to an interest adjustment for the six months ended June 30, 2022.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2022, and June 30, 2021, is shown below.

Six Months Ended June 30, 2022
Realized losses	$(4,927,776)
Net change in unrealized depreciation on investments	(36,741,021)
Net realized and unrealized losses on investments	$(41,668,797)

As of June 30, 2022
Gross unrealized appreciation on portfolio investments	$2,024,675
Gross unrealized depreciation on portfolio investments	(92,865,713)
Net unrealized depreciation on portfolio investments	$(90,841,038)

Six Months Ended June 30, 2021
Realized gains	$4,548,624
Net change in unrealized depreciation on investments	(409,840)
Net realized and unrealized gains on investments	$4,138,784

As of June 30, 2021
Gross unrealized appreciation on portfolio investments	$29,477,352
Gross unrealized depreciation on portfolio investments	(61,782,963)
Net unrealized depreciation on portfolio investments	$(32,305,611)

During the six months ended June 30, 2022, we recognized net realized losses of $(4,927,776) from the sale of investments.

During the six months ended June 30, 2022, net unrealized depreciation on total investments increased by $36,741,021. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed, Hera Systems, Pivotal Systems, IntraOp Medical and Revasum holdings.

During the six months ended June 30, 2021, we recognized net realized gains of $4,548,624 from the sale of investments. Realized gains were higher than those in the year-ago period due to the sale of our Pivotal Systems shares.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(44,958,429) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2022 was $(6.52).

For the six months ended June 30, 2021, the net increase in net assets resulting from operations (net of deferred taxes) totaled $5,200,527 and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2021 was $0.75.

The greater decrease in net assets resulting from operations for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is due primarily to unrealized losses on our investments, primarily Pivotal Systems, Revasum, Wrightspeed, Hera Systems and IntraOp Medical, during the period.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2022, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $600 thousand and sold public securities with an aggregate value of approximately $1.8 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2022, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: August 15, 2022
Kevin Landis Chief Executive Officer

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