Form 10-Q
period 2022-09-30
Firsthand Technology Value Fund, Inc.
filed 2022-11-15
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2022

or

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2022 (Unaudited) and December 31, 2021	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2022, and September 30, 2021, and for the Nine Months Ended September 30, 2022, and September 30, 2021	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2022, and September 30, 2021, and for the Nine Months Ended September 30, 2022, and September 30, 2021	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2022, and September 30, 2021, and for the Nine Months Ended September 30, 2022, and September 30, 2021	6
Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2022 (Unaudited) (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), for the Year Ended December 31, 2018 (Consolidated), and for the Year Ended December 31, 2017 (Consolidated)	7
Consolidated Schedule of Investments as of September 30, 2022 (Unaudited) and for the Year Ended December 31, 2021	9
Consolidated Notes To Financial Statements (Unaudited)	27
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3. Quantitative and Qualitative Disclosures About Market Risk	56
Item 4. Controls and Procedures	58
PART II. OTHER INFORMATION	59
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3. Defaults Upon Senior Securities	60
Item 4. Mine Safety Disclosures	60
Item 5. Other Information	60
Item 6. Exhibits	60
SIGNATURES	61

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2022 (UNAUDITED)		AS OF DECEMBER 31, 2021
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$2,242,833	*	$1,729,653	*
Affiliated investments at acquisition cost	662,235		4,744,427
Controlled investments at acquisition cost	138,855,562		138,754,479
Total acquisition cost	$141,760,630		$145,228,559
Unaffiliated investments at market value	$1,242,833	*	$1,009,813	*
Affiliated investments at market value	379,650		613,650
Controlled investments at market value	44,981,416		89,505,079
Total Market value** (Note 6)	46,603,899		91,128,542
Foreign currency at value (cost $3,215 and $0)	3,198		—
Receivable from dividends and interest	1,178,043		11,485,642
Other assets	20,313		64,066
Total Assets	47,805,453		102,678,250
LIABILITIES
Due to Custodian	—		13,589
Payable for securities purchased	1,876		—
Payable to affiliates (Note 4)	8,936,422		7,702,914
Trustees’ fees payable	50,000		—
Consulting fee payable	49,000		26,000
Accrued expenses and other payables	333,530		181,123
Total Liabilities	9,370,828		7,923,626
NET ASSETS	$38,434,625		$94,754,624

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(138,342,990)		(82,022,991)
NET ASSETS	$38,434,625		$94,754,624

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$5.58		$13.75

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/22 and 12/31/21 were 2.82% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021
INVESTMENT INCOME
Unaffiliated interest	$7,715	$2,599	$(2,765)	$28,297
Affiliated/controlled interest	(8,307,960)	1,546,351	(10,174,101)	4,213,345
TOTAL INVESTMENT INCOME	(8,300,245)	1,548,910	(10,176,866)	4,241,642
Investment advisory fees (Note 4)	268,873	555,311	1,144,669	1,694,468
Administration fees	30,366	30,622	88,293	91,190
Custody fees	3,105	7,585	17,220	20,681
Transfer agent fees	18,195	13,005	30,592	30,225
Registration and filing fees	8,520	8,242	25,281	24,458
Professional fees	94,567	101,564	280,272	271,083
Printing fees	17,136	18,541	62,079	53,997
Trustees fees	50,000	50,000	150,000	150,000
Compliance fees	29,938	30,355	88,838	87,559
Miscellaneous fees	23,024	15,098	69,491	37,651
TOTAL GROSS EXPENSES	543,724	830,323	1,956,735	2,461,312
NET INVESTMENT INCOME	(8,843,969)	718,587	(12,133,601)	1,780,330
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/Controlled	1,798,143	—	(3,131,579)	4,548,597
Foreign currency	(51)	—	1,895	27
Net realized gains (Losses)	1,798,092	—	(3,129,684)	4,548,624
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(384,274)	(201,009)	(280,160)	(500,826)
Affiliated/controlled investments and foreign currency	(5,123,844)	(9,086,301)	(41,446,072)	(9,721,304)
Affiliated/controlled warrants investments (1)	1,192,425	(5,840)	669,518	519,140
Net change in unrealized appreciation (depreciation)	(4,315,693)	(9,293,150)	(41,056,714)	(9,702,990)
Net Realized and Unrealized Gains (Losses) on Investments	(2,517,601)	(9,293,150)	(44,186,398)	(5,154,366)
Net Increase (Decrease) In Net Assets Resulting From Operations	$(11,361,570)	$(8,574,563)	$(56,319,999)	$(3,374,036)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(1.65)	$(1.24)	$(8.17)	$(0.49)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(11,361,570)	$(8,574,563)	$(56,319,999)	$(3,374,036)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(2,734)	—	(2,734)	(13,512,264)
Proceeds from disposition of investments	1,807,112	500,000	5,309,159	22,338,729
Net purchases/sales from short-term investments	(1,586,077)	(359,338)	(4,968,180)	(8,383,742)
Increase (decrease) in dividends, interest, and reclaims receivable	8,304,329	(1,448,015)	10,307,599	(3,952,062)
Increase (decrease) in due to Custodian	—	1	(13,589)	13,151
Increase (decrease) in payable for investment purchased	1,876	—	1,876	—
Increase (decrease) in payable to affiliates	298,811	496,584	1,233,508	1,692,945
Increase (decrease) in other assets	26,134	12,019	43,753	9,445
Increase (decrease) in accrued expenses and other payables	(2,284)	80,162	225,407	12,739
Net realized gain (loss) from investments	(1,798,092)	—	3,129,684	(4,548,624)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	4,315,693	9,293,150	41,056,714	9,702,990
Net cash provided by (used in) operating activities	3,198	—	3,198	(729)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	3,198	—	3,198	(729)
Cash and foreign currency - beginning of period	—	—	—	729
Cash and foreign currency - end of period	$3,198	$—	$3,198	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
FROM OPERATIONS:
Net investment income (loss)	$(8,843,969)	718,587	(12,133,601)	1,780,330
Net realized gain (loss) from security transactions, foreign currency and warrants transactions	1,798,092	—	(3,129,684)	4,548,624
Net change in unrealized (depreciation) on investments, other assets, and warrants transactions	(4,315,693)	(9,293,150)	(41,056,714)	(9,702,990)
Net decrease in net assets from operations	(11,361,570)	(8,574,563)	(56,319,999)	(3,374,036)

TOTAL DECREASE IN NET ASSETS	(11,361,570)	(8,574,563)	(56,319,999)	(3,374,036)

NET ASSETS:
Beginning of period	49,796,195	107,342,895	94,754,624	102,142,368
End of period	$38,434,625	$98,768,332	$38,434,625	$98,768,332

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Net asset value at beginning of period	$13.75		$14.82	$17.70	$26.69	$23.83		$20.04
Income from investment operations:
Net investment income (loss), before deferred taxes	(1.76)		0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)	(0.62)
Deferred tax benefit	—		—	—	(0.08)	0.07		—
Net investment gain (losses)	(1.76)		0.44	0.09	0.82	(1.22)		(0.62)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(6.41)		(1.51)	(2.30)	(12.15)	5.13		4.21
Deferred tax expense	—		—	(1.13)	2.34	(1.23)		—
Net realized and unrealized gains (losses) on investments, after deferred taxes	(6.41)		(1.51)	(3.43)	(9.81)	3.90		4.21
Total from investment operations	(8.17)		(1.07)	(3.34)	(8.99)	2.68		3.59

Distributions from:
Realized capital gains	—		—	—	—	(0.03)		—
Anti-dilutive effect from capital share transactions	—		—	0.46	—	0.21		0.20
Net asset value at end of period	$5.58		$13.75	$14.82	$17.70	$26.69		$23.83

Market value at end of period	$1.34		$4.01	$4.47	$6.43	$11.20		$8.96

Total Return
Based on Net Asset Value	(59.42	)%(A)	(7.22)%	(16.27)%	(33.68)%	12.39%		18.91%
Based on Market Value	(66.58	)%(A)	(10.29)%	(30.48)%	(42.59)%	25.43%		16.82%
Net assets at end of period (millions)	$38.4		$94.8	$102.1	$127.1	$191.6		$174.0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018		FOR THE YEAR ENDED DECEMBER 31, 2017
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	3.86	%(B)	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)	4.13	%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	8.02	%(5)	(9.91)%		4.43%		—
Total expenses	3.86	%(B)	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)	4.13%
Total expenses, excluding incentive fees and deferred tax expense	3.86	%(B)	3.12%	3.10%		2.80%		2.77%		2.98%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	(23.94	)%(B)	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)	(3.07)%
Deferred tax benefit (4)(6)	—		—	—		(0.33)%		0.28%		—
Net investment income (loss)	(23.94	)%(B)	2.94%	0.64%		3.60%		(4.65)%		(3.07)%
Portfolio turnover rate	0	%(A)	16%	13%		18%		44%		22%

(1)	Calculated using average shares outstanding.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$16,220
(3.1%)	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	2,200,000	2,200,000	1,183,820
Equipment Leasing					1,200,040

HERA SYSTEMS, INC. (19.0%)	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/31/2018	500,000	500,000	500,000
Aerospace	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	1/19/2018	500,000	500,000	500,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/23/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/26/2020	200,000	200,000	200,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/29/2020	40,000	40,000	40,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/29/2020	20,000	20,000	20,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	8/6/2020	220,000	220,000	220,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	9/10/2020	150,000	150,000	150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	10/8/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	11/17/2020	250,000	250,000	250,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/21/2020	250,000	250,000	250,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	2/10/2022	150,000	$150,000	$150,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/29/2022	90,000	90,000	90,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	3/11/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/13/2022	70,000	70,000	70,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	4/26/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/10/2022	55,000	55,000	55,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	5/26/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/10/2022	75,000	75,000	75,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	6/28/2022	90,000	90,000	90,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	7/13/2022	100,000	100,000	100,000
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	13,841
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	423,760
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	159,530
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	736,715

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
HERA SYSTEMS, INC. (continued)	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	$0	$315,735
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	373,765
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	42,098
					7,300,444

INTRAOP MEDICAL CORP. (54.0%)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	12/31/2018	10,961,129	10,961,129	8,174,372
Medical Devices	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/12/2019	1,300,000	1,300,000	969,488
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/11/2019	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/29/2019	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/27/2020	1,000,000	1,000,000	745,760
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/25/2020	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	5/8/2020	400,000	400,000	298,304
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/31/2020	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	8/28/2020	750,000	750,000	559,320
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	4/20/2021	1,000,000	1,000,000	745,760

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	6/10/2021	500,000	$500,000	$372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	7/16/2021	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	9/22/2021	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/6/2021	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	10/22/2021	1,000,000	1,000,000	745,760
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/12/2021	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	11/29/2021	500,000	500,000	372,880
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	2/28/2022	200,000	200,000	149,152
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	3/30/2022	150,000	150,000	111,864
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	4/6/2022	350,000	350,000	261,016
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)	6/10/2022	700,000	700,000	522,032
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	0
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	2,237,280

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	$2,000,000	$1,491,520
					20,740,428

KYMA, INC. (0.2%) Advanced Materials	Convertible Note Matures March 2023 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

REVASUM, INC. (7.9%)	CDIs *(2)	11/14/16 - 11/30/18	39,774,889	9,268,219	3,053,041
Semiconductor Equipment

SILICON GENESIS CORP. (2.0%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	326,296
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	1,020
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	2,638
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	111
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	1
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	71,993
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	312,475
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	36,115
					750,649

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. (1.0%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	$662,235	$379,650
Advanced Materials

WRIGHTSPEED, INC. (31.1%)	Common Stock *(1)(2)(4)	4/11/13 - 5/6/19	69,102	7,460,851	567
Automotive	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/7/2019	4,929,015	4,929,015	2,267,347
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/12/2020	750,000	750,000	345,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/10/2020	900,000	900,000	414,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/13/2020	1,050,000	1,050,000	483,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/11/2020	400,000	400,000	184,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/24/2020	375,000	375,000	172,500
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/11/2020	400,000	400,000	184,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/23/2020	2,000,000	2,000,000	920,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/2021	1,400,000	1,400,000	644,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	4/12/2021	1,200,000	1,200,000	552,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/18/2021	1,000,000	1,000,000	460,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/22/2021	1,000,000	$1,000,000	$460,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	7/26/2021	1,000,000	1,000,000	460,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/19/2021	1,000,000	1,000,000	460,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	9/22/2021	300,000	300,000	138,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/5/2021	700,000	700,000	322,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	10/20/2021	1,000,000	1,000,000	460,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	11/23/2021	1,000,000	1,000,000	460,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	12/28/2021	1,000,000	1,000,000	460,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	2/23/2022	200,000	200,000	92,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	3/11/2022	185,000	185,000	85,100
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	4/14/2022	65,000	65,000	29,900
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/10/2022	250,000	250,000	115,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	5/26/2022	250,000	250,000	115,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/10/2022	250,000	$250,000	$115,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	6/28/2022	250,000	250,000	115,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	7/13/2022	250,000	250,000	115,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	7/28/2022	250,000	250,000	115,000
	Convertible Note Matures December 2022 Interest Rate 12% (1)(2)(4)	8/12/2022	250,000	250,000	115,000
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19 - 7/20/20	60,733,693	17,355,887	1,074,986
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	3,414
					11,936,814

INVESTMENT COMPANY (3.0%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	1,142,833	1,142,833	1,142,833

TOTAL INVESTMENTS (Cost $141,760,630) — 121.3%					$46,603,899

LIABILITIES IN EXCESS OF OTHER ASSETS — (21.3)%					(8,169,274)

NET ASSETS — 100.0%					$38,434,625

*	Non-income producing security.
CDI	CHESS Depositary Interests
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At September 30, 2022, we held $42,408,025 (or 110.3% of net assets) in restricted securities (see Note 2).

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2022 (UNAUDITED)

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On September 30, 2022, our financial statements include venture capital investments valued at approximately $40.0 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2022, we held $42,408,025 in restricted securities. At December 31, 2021, we held $59,744,294 in restricted securities.

INCOME RECOGNITION. Dividend income is recorded on the ex-dividend date. Interest income is accrued as earned. Discounts and premiums on securities purchased are amortized over the lives of the respective securities. Other non-cash dividends are recognized as investment income at the fair value of the property received. When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as an adjustment to interest income. The Company applied an interest adjustment of approximately $(10.4M) for the three months ending September 30, 2022 and $(16.3 M) for the nine months ending September 30, 2022.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

The average quarterly volume of the Company’s derivatives during the nine months ended September 30, 2022 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	843,845	—

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2021, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended September 30, 2022, there were no incentive fee adjustments. For the three months ended September 30, 2021, there were no incentive fee adjustments.

NOTE 5. DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

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

Securities and other assets that do not have market quotations readily available are valued at their fair value as determined by FCM, as the Board’s valuation designee under SEC rule 2a-5. Those valuations are determined in accordance with the Valuation Procedures used by FCM, subject to oversight by the Board.

In pricing illiquid, privately placed securities, FCM, as the valuation designee, is responsible for (1) determining overall valuation guidelines and (2) ensuring that the investments of the Company are valued within the prescribed guidelines.

FCM and the Board receive information and recommendations from an independent valuation firm.

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2022:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$379,650
Automotive	—	—	567
Equipment Leasing	—	—	16,220
Intellectual Property	—	—	111
Semiconductor Equipment	3,053,041	—	—
Total Common Stocks	3,053,041	—	396,548
Preferred Stocks
Aerospace	—	—	597,131
Automotive	—	—	1,074,986
Equipment Leasing	—	—	1,183,820
Intellectual Property	—	—	750,537
Total Preferred Stocks	—	—	3,606,474
Asset Derivatives *
Equity Contracts	—	—	1,471,728
Total Asset Derivatives	—	—	1,471,728
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	5,235,000
Automotive	—	—	10,857,847
Medical Devices	—	—	20,740,428
Total Convertible Notes	—	—	36,933,275
Mutual Funds	1,142,833	—	—
Total	$4,195,874	$—	$42,408,025

*	Asset derivatives include warrants.

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

SEPTEMBER 30, 2022 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/21	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 09/30/22
Common Stocks
Advanced Materials	$613,650	$—	$—	$—	$(234,000)	$—	$379,650
Automotive	1,126	—	—	—	(559)	—	567
Equipment Leasing	31,490	—	—	—	(15,270)	—	16,220
Intellectual Property	277	—	—	—	(166)	—	111
Total Common Stocks	646,543	—	—	—	(249,995)	—	396,548
Preferred Stocks
Aerospace	324,245	—	—	—	272,886	—	597,131
Automotive	1,777,068	—	—	—	(702,082)	—	1,074,986
Equipment Leasing	1,898,420	—	(100,000)	—	(614,600)	—	1,183,820
Intellectual Property	1,050,442	—	—	—	(299,905)	—	750,537
Medical Devices	670,062	—	—	—	(670,062)	—	—
Semiconductor Equipment	280,160	—	—	(4,082,192)	3,802,032	—	—
Total Preferred Stocks	6,000,397	—	(100,000)	(4,082,192)	1,788,269	—	3,606,474
Asset Derivatives
Equity Contracts	802,210	—	—	—	669,518	—	1,471,728
Total Asset Derivatives	802,210	—	—	—	669,518	—	1,471,728
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	4,380,000	855,000	—	—	—	—	5,235,000
Automotive	21,404,015	2,200,000	—	—	(12,746,168)	—	10,857,847
Medical Devices	26,411,129	1,400,000	—	—	(7,070,701)	—	20,740,428
Total Convertible Notes	52,295,144	4,455,000	—	—	(19,816,869)	—	36,933,275
Total	$59,744,294	$4,455,000	$(100,000)	$(4,082,192)	$(17,609,077)	$—	$42,408,025

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of September 30, 2022 was $(21,691,268).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2022:

	FAIR VALUE AT 09/30/22	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)
Direct venture capital investments: Advanced Materials	$0.5M	Market Comparable Companies Option Pricing Model	EBITDA Multiple Revenue Multiple Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	4.9x - 6.4x (5.7x) 0.6x – 0.6x (0.6x) 5 years (5 years) 50.0% (50.0%) 4.06% (4.06%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$7.3M	Market Comparable Companies Option Pricing Model	EBITDA Multiple Years to Maturity Volatility Risk-Free Rate	7.0x – 10.2x (7.9x) 5 years (5 years) 60.0% (60.0%) 4.06% (4.06%)
Direct venture capital investments: Automotive	$11.9M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability Going Concern Probability	5 years (5 years) 50.0% (50.0%) 4.06% (4.06%) 0.0% - 22.7% (0.0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$1.2M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate	20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 4.06% (4.06%)
Direct venture capital investments: Intellectual Property	$0.8M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital Years to Maturity Volatility Risk-Free Rate Discount for Lack of Marketability	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 4.06% (4.06%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$20.7M	Market Comparable Companies	Revenue Multiple	1.9x – 2.2x (2.1x)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2022.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$1,471,727
Gross unrealized depreciation	(96,628,458)
Net unrealized (depreciation)	$(95,156,731)
Federal income tax cost, Investments	$141,760,630

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended September 30, 2022 and 2021 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2022	THREE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2022	NINE MONTHS ENDED SEPTEMBER 30, 2021
Effective tax rate	0%	0%	0%	0%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three- and nine-month periods ending September 30, 2022, is the result of changes to the deferred tax assets and related valuation allowance account. At September 30, 2022 the Company has established a full valuation allowance on its net deferred tax assets.

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

As of December 31, 2021, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
Total	$21,746,715

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2022.

PURCHASES AND SALES
Purchases of investment securities	$2,734
Proceeds from sales and maturities of investment securities	$5,307,261

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

SEPTEMBER 30, 2022 (UNAUDITED)

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2021, through September 30, 2022, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
EQX Capital, Inc. Common Stock*	$31,490	$—	$—	$—	$—	$(15,270)	$16,220	100,000
EQX Capital, Inc. Series A Preferred Stock*	1,898,420	—	—	(100,000)	—	(614,600)	1,183,820	2,200,000
Hera Systems, Inc. Convertible Note*	40,000	—	3,533	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	—	100,000	2,222	—	—	—	100,000	100,000
Hera Systems, Inc. Convertible Note*	200,000	—	15,696	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	55,000	2,200	—	—	—	55,000	55,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
Hera Systems, Inc. Convertible Note*	$150,000	$—	$12,334	$—	$—	$—	$150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	12,626	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,527	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	70,000	312	(70,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	11,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,658	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	90,000	2,375	—	—	—	90,000	90,000
Hera Systems, Inc. Convertible Note*	200,000	—	17,306	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	75,000	2,354	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	75,000	3,292	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	75,000	2,667	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	—	150,000	9,708	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	500,000	—	52,986	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	50,000	—	4,141	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	150,000	—	12,038	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	150,000	—	12,178	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	70,000	3,325	—	—	—	70,000	70,000
Hera Systems, Inc. Convertible Note*	250,000	—	20,881	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	500,000	—	55,470	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	20,880	—	—	—	250,000	250,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
Hera Systems, Inc. Convertible Note*	$250,000	$—	$22,369	$—	$—	$—	$250,000	250,000
Hera Systems, Inc. Convertible Note*	220,000	—	18,757	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	20,000	—	1,748	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	90,000	4,650	—	—	—	90,000	90,000
Hera Systems, Inc. Convertible Note*	—	75,000	4,250	—	—	—	75,000	75,000
Hera Systems, Inc. Convertible Note*	250,000	—	20,881	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	150,000	—	11,924	—	—	—	150,000	150,000
Hera Systems, Inc. Series C Preferred*	86,390	—	—	—	—	73,140	159,530	2,650,000
Hera Systems, Inc. Series A Preferred*	8,377	—	—	—	—	5,464	13,841	3,642,324
Hera Systems, Inc. Series B Preferred*	229,479	—	—	—	—	194,281	423,760	7,039,203
Hera Systems, Inc. Series B Warrants*	202,296	—	—	—	—	171,469	373,765	6,214,922
Hera Systems, Inc. Series B Warrants*	170,888	—	—	—	—	144,847	315,735	5,250,000
Hera Systems, Inc. Series B Warrants*	22,785	—	—	—	—	19,313	42,098	700,000
Hera Systems, Inc. Series B Warrants*	398,738	—	—	—	—	337,977	736,715	12,250,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(29,178)	—	—	(254,240)	745,760	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(141,630)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(105,249)	—	—	(254,240)	745,760	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(111,390)	—	—	(127,120)	372,880	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
IntraOp Medical Corp. Convertible Note*	$500,000	$—	$(421)	$—	$—	$(127,120)	$372,880	500,000
IntraOp Medical Corp. Convertible Note*	3,000,000	—	58,522	—	—	(762,720)	2,237,280	3,000,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(296,025)	—	—	(254,240)	745,760	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(178,884)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	(5,721,295)	—	—	(2,786,757)	8,174,372	10,961,129
IntraOp Medical Corp. Convertible Note*	1,300,000	—	(542,140)	—	—	(330,512)	969,488	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(183,777)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(34,726)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	—	350,000	—	—	—	(88,984)	261,016	350,000
IntraOp Medical Corp. Convertible Note*	—	700,000	—	—	—	(177,968)	522,032	700,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(20,753)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(17,877)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	—	150,000	—	—	—	(38,136)	111,864	150,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(6,781)	—	—	(127,120)	372,880	500,000
IntraOp Medical Corp. Convertible Note*	—	200,000	—	—	—	(50,848)	149,152	200,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
IntraOp Medical Corp. Convertible Note*	$500,000	$—	$(10,274)	$—	$—	$(127,120)	$372,880	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	(104,983)	—	—	(101,696)	298,304	400,000
IntraOp Medical Corp. Convertible Note*	750,000	—	(157,131)	—	—	(190,680)	559,320	750,000
IntraOp Medical Corp. Series C Preferred*	670,062	—	—	—	—	(670,062)	—	26,856,187
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	(508,480)	1,491,520	2,000,000
Pivotal Systems Corp. CDI*(1)	9,287,771	—	—	(2,107,070)	2,097,196	(9,277,897)	—	—
Revasum, Inc. CDI*(1)	21,466,824	2,735	—	(3,100,196)	(1,146,583)	(14,169,739)	3,053,041	39,774,889
Silicon Genesis Corp. Common Stock*	277	—	—	—	—	(166)	111	921,892
Silicon Genesis Corp. Common Warrants*	3	—	—	—	—	(2)	1	37,982
Silicon Genesis Corp. Series 1-D Preferred*	5,275	—	—	—	—	(2,637)	2,638	850,830
Silicon Genesis Corp. Series 1-F Preferred*	100,187	—	—	—	—	(28,194)	71,993	912,453
Silicon Genesis Corp. Series 1-G Preferred*	439,206	—	—	—	—	(126,731)	312,475	48,370,793
Silicon Genesis Corp. Series 1-H Preferred*	50,277	—	—	—	—	(14,162)	36,115	837,942
Silicon Genesis Corp. Series 1-E Preferred*	453,506	—	—	—	—	(127,210)	326,296	5,704,480
Silicon Genesis Corp. Series 1-C Preferred Stock*	1,990	—	—	—	—	(970)	1,020	82,914
SVXR, Inc. Series A Preferred Stock	—	—	—	—	(4,082,192)	4,082,192	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
UCT Coatings, Inc. Common Stock	$613,650	$—	$—	$—	$—	$(234,000)	$379,650	1,500,000
Wrightspeed, Inc. Common Stock*	1,126	—	—	—	—	(559)	567	69,102
Wrightspeed, Inc. Convertible Note*	300,000	—	(10,100)	—	—	(162,000)	138,000	300,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(51,807)	—	—	(216,000)	184,000	400,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(24,333)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(13,000)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(1,333)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	700,000	—	(20,533)	—	—	(378,000)	322,000	700,000
Wrightspeed, Inc. Convertible Note*	—	200,000	—	—	—	(108,000)	92,000	200,000
Wrightspeed, Inc. Convertible Note*	—	185,000	—	—	—	(99,900)	85,100	185,000
Wrightspeed, Inc. Convertible Note*	1,400,000	—	(145,600)	—	—	(756,000)	644,000	1,400,000
Wrightspeed, Inc. Convertible Note*	1,200,000	—	(105,600)	—	—	(648,000)	552,000	1,200,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(76,000)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(64,355)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(53,000)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,050,000	—	(159,157)	—	—	(567,000)	483,000	1,050,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(56,294)	—	—	(216,000)	184,000	400,000
Wrightspeed, Inc. Convertible Note*	900,000	—	(147,525)	—	—	(486,000)	414,000	900,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(45,000)	—	—	(540,000)	460,000	1,000,000
Wrightspeed, Inc. Convertible Note*	750,000	—	(131,069)	—	—	(405,000)	345,000	750,000
Wrightspeed, Inc. Convertible Note*	4,929,015	—	(1,625,767)	—	—	(2,661,668)	2,267,347	4,929,015
Wrightspeed, Inc. Convertible Note*	—	65,000	—	—	—	(35,100)	29,900	65,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/22	SHARES HELD AT 9/30/22
Wrightspeed, Inc. Convertible Note*	$—	$250,000	$—	$—	$—	$(135,000)	$115,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(135,000)	115,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(135,000)	115,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(135,000)	115,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(135,000)	115,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(135,000)	115,000	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(135,000)	115,000	250,000
Wrightspeed, Inc. Convertible Note*	375,000	—	(50,813)	—	—	(202,500)	172,500	375,000
Wrightspeed, Inc. Convertible Note*	2,000,000	—	(250,063)	—	—	(1,080,000)	920,000	2,000,000
Wrightspeed, Inc. Series AA Preferred*	1,777,068	—	—	—	—	(702,082)	1,074,986	60,733,693
Wrightspeed, Inc. Series AA Warrants*	7,500	—	—	—	—	(4,086)	3,414	609,756
Total Affiliates and Controlled Investments	$90,118,729		$(10,174,101)		$(3,131,579)	$(40,776,553)	$45,361,066
Total Affiliates	613,650		—		(4,082,192)	3,848,192	379,650
Total Controlled Investments	$89,505,079		$(10,174,101)		$950,613	$(44,624,745)	$44,981,416

*	Controlled Investments.
(1)	CDI CHESS Depositary Interests

As of September 30, 2022, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2022 (UNAUDITED)

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $46.6 million as of September 30, 2022, as compared to approximately $91.1 million as of December 31, 2021.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021
Medical Devices	54.0%	28.6%
Automotive	31.1%	24.5%
Aerospace	19.0%	5.8%
Semiconductor Equipment	7.9%	32.8%
Equipment Leasing	3.1%	2.0%
Intellectual Property	2.0%	1.1%
Advanced Materials	1.2%	0.7%
Exchange-Traded/Money Market Funds	3.0%	0.7%
Other Assets/(Liabilities)	(21.3)%	3.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021.

INVESTMENT INCOME

For the three months ended September 30, 2022, we had investment income of $(8,300,245) primarily attributable to adjustments to interest accrued on convertible note investments with IntraOp Medical and Wrightspeed.

For the three months ended September 30, 2021, we had investment income of $1,548,910 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The lower level of interest income in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to interest adjustments on convertible notes with IntraOp Medical and Wrightspeed.

OPERATING EXPENSES

Net operating expenses totaled approximately $543,724 during the three months ended September 30, 2022 and $830,323 during the three months ended September 30, 2021.

Significant components of net operating expenses for the three months ended September 30, 2022, were management fee expense of $268,873 and professional fees (audit, legal, accounting, and consulting) of $94,567. Significant components of net operating expenses for the three months ended September 30, 2021, were management fee expense of $555,311 and professional fees (audit, legal, accounting, and consulting) of $101,564.

The lower level of net operating expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

Net investment income/(loss) was $(8,843,969) for the three months ended September 30, 2022 versus a net investment income of $718,587 for the three months ended September 30, 2021.

The lower net investment income in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily attributable to a decrease in interest income due to an adjustment for the three months ended September 30, 2022.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2022, and September 30, 2021, is shown below.

Three Months Ended September 30, 2022
Realized gains	$1,798,092
Net change in unrealized depreciation on investments	(4,315,693)
Net realized and unrealized losses on investments	$(2,517,601)

As of September 30, 2022
Gross unrealized appreciation on portfolio investments	$1,471,727
Gross unrealized depreciation on portfolio investments	(96,628,458)
Net unrealized depreciation on portfolio investments	$(95,156,731)

Three Months Ended September 30, 2021
Realized gains	$0
Net change in unrealized depreciation on investments	(9,293,150)
Net realized and unrealized losses on investments	$(9,293,150)

As of September 30, 2021
Gross unrealized appreciation on portfolio investments	$21,752,888
Gross unrealized depreciation on portfolio investments	(63,351,649)
Net unrealized depreciation on portfolio investments	$(41,598,761)

During the three months ended September 30, 2022, we recognized net realized gains of $1,798,092.

During the three months ended September 30, 2022, net unrealized depreciation on total investments increased by $4,315,693. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our investments, primarily our Wrightspeed and Revasum holdings.

During the three months ended September 30, 2021, we did not recognize any net realized gains.

During the three months ended September 30, 2021, net unrealized depreciation on total investments increased by $9,293,150. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our investments, primarily our IntraOp Medical, Wrightspeed and Pivotal holdings.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2022, the net decrease in net assets resulting from operations totaled $(11,361,570) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2022 was $(1.65).

For the three months ended September 30, 2021, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(8,574,563) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2021 was $(1.24).

The greater decrease in net assets resulting from operations for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, is due primarily to an adjustment to interest accrued for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

INVESTMENT INCOME

For the nine months ended September 30, 2022, we had investment income/(loss) of $(10,176,866) primarily attributable to adjustments to accrued interest on convertible/term note investments with IntraOp Medical and Wrightspeed.

For the nine months ended September 30, 2021, we had investment income of $4,241,642 primarily attributable to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The lower level of interest income/(loss) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to an interest adjustment on convertible notes with IntraOp Medical and Wrightspeed.

OPERATING EXPENSES

Net operating expenses totaled approximately $1,956,735 during the nine months ended September 30, 2022 and $2,461,312 during the nine months ended September 30, 2021.

Significant components of net operating expenses for the nine months ended September 30, 2022, were management fee expense of $1,144,669 and professional fees (audit, legal, accounting, and consulting) of $280,272. Significant components of net operating expenses for the nine months ended September 30, 2021, were management fee expense of $1,694,468 and professional fees (audit, legal, accounting, and consulting) of $271,083.

The lower level of net operating expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

Net investment income/(loss) was $(12,133,601) for the nine months ended September 30, 2022 and $1,780,330 for the nine months ended September 30, 2021.

The lower net investment income/(loss) in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily attributable to an interest adjustment on convertible notes with IntraOp Medical and Wrightspeed on which investment income is accrued.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2022, and September 30, 2021, is shown below.

Nine Months Ended September 30, 2022
Realized losses	$(3,129,684)
Net change in unrealized depreciation on investments	(41,056,714)
Net realized and unrealized losses on investments	$(44,186,398)

As of September 30, 2022
Gross unrealized appreciation on portfolio investments	$1,471,727
Gross unrealized depreciation on portfolio investments	(96,628,458)
Net unrealized depreciation on portfolio investments	$(95,156,731)

Nine Months Ended September 30, 2021
Realized gains	$4,548,624
Net change in unrealized depreciation on investments	(9,702,990)
Net realized and unrealized losses on investments	$(5,154,366)

As of September 30, 2021
Gross unrealized appreciation on portfolio investments	$21,752,888
Gross unrealized depreciation on portfolio investments	(63,351,649)
Net unrealized depreciation on portfolio investments	$(41,598,761)

During the nine months ended September 30, 2022, we recognized net realized losses of approximately $(3,129,684) from the sale of investments.

During the nine months ended September 30, 2022, net unrealized depreciation on total investments increased by $41,056,714. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed, Hera Systems, Pivotal Systems, IntraOp Medical and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2022, the net decrease in net assets resulting from operations totaled $56,319,999 and for the nine months ended September 30, 2021, the net decrease in net assets resulting from operations totaled $3,374,036. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2022 was $(8.17) and the basic and fully diluted net change in net assets per share for the nine months ended

September 30, 2021 was $(0.49). The greater decrease in net assets resulting from operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is due primarily to a greater decline in the valuation in the nine months ended September 30, 2022 of certain of our investments.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2022, and through the date of the issuance of the financial statements included herein, a number of events related to our portfolio of investments occurred, consisting primarily of purchases and sales of securities. Since that date, we have purchased private securities with an aggregate cost of approximately $135 thousand.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of September 30, 2022, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 15, 2022
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