Form 10-K/A
period 2021-12-31
Firsthand Technology Value Fund, Inc.
filed 2023-03-21
CIK 1495584

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

This amendment is made to update the Exhibits list and to add Exhibit 99.4 that was not available when the original Form 10-K annual report was filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 21, 2023	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 21, 2023
Kevin Landis

*	Director	March 21, 2023
Greg Burglin

*	Director	March 21, 2023
Kimun Lee

*	Director	March 21, 2023
Nicholas Petredis

*	Director	March 21, 2023
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith
99.1	Separate financial statements of Revasum, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X— as filed with the Securities and Exchange Commission on March 24, 2022.
99.2	Separate financial statements of Wrightspeed, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-as filed with the Securities and Exchange Commission on May 17, 2022.
99.3	Separate financial statements of IntraOp Medical Corporation filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-as filed with the Securities and Exchange Commission on May 17, 2022.
99.4	Separate financial statements of Wrightspeed Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulations S-X filed herewith.