Form 10-K
period 2022-12-31
Firsthand Technology Value Fund, Inc.
filed 2023-03-31
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES            EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [   ] Yes     [X]No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [  ]Yes     [X] No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2022 was approximately $6 million (computed using the closing price of $0.95 per share of Common Stock on December 31, 2022, as reported by the NASDAQ Global Market).

As of March 1, 2023, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2023 are incorporated by reference in Part III of this Form 10-K.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2022.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$877,125
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	672,422
Hera Systems, Inc.	Aerospace	7,897,749
IntraOp Medical Corp.	Medical Devices	17,116,721
Kyma, Inc.	Advanced Materials	100,000
Lyncean Technologies, Inc.	Semiconductor Equipment	0
Revasum, Inc. [2]	Semiconductor Equipment	3,520,495
Silicon Genesis Corp.	Intellectual Property	737,224
UCT Coatings, Inc.	Advanced Materials	337,500
Wrightspeed, Inc.	Automotive	8,862,686

[1]

Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2022. For public companies, the figure represents the market value of our securities on December 31, 2022, less any discount due to resale restriction on the security.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2022, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

EMPLOYEES

We do not currently have any direct employees. Mr. Landis, our Chief Executive Officer, is the majority owner and Chief Investment Officer of the Investment Adviser. The Investment Adviser currently employs a staff of 10, including investment, legal, and administrative professionals.

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

2022 Quarter Ending	Low	High
March 31	$3.28	$4.19
June 30	$1.83	$3.58
September 30	$1.28	$1.89
December 31	$0.90	$1.39

SHAREHOLDERS

As of February 28, 2023, there were approximately 1,100 shareholders of record and approximately 10,500 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2022.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2022.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock (market price) and of the Fund’s NAV with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. There is a difference between the market price of our common stock and the Fund’s NAV because the stock may trade at a discount or premium to the NAV in the secondary market. The comparison assumes that the value of the investment in our common stock (using both market price and NAV) and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2022.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2022		AS OF DECEMBER 31, 2021
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,772,422	*	$1,729,653	*
Affiliated investments at acquisition cost	662,235		4,744,427
Controlled investments at acquisition cost	140,355,353		138,754,479
Total acquisition cost	$142,790,010		$145,228,559
Unaffiliated investments at market value	$772,422	*	$1,009,813	*
Affiliated investments at market value	337,500		613,650
Controlled investments at market value	39,012,002		89,505,079
Total Market value** (Note 6)	40,121,924		91,128,542
Foreign currency at value (cost $3,235 and $0)	3,404		—
Receivable from dividends and interest	14,463		11,485,642
Other assets	64,066		64,066
Total Assets	40,203,857		102,678,250
LIABILITIES
Due to Custodian	—		13,589
Payable to affiliates (Note 4)	9,188,187		7,702,914
Trustees’ fees payable	50,000		—
Consulting fee payable	46,000		26,000
Accrued expenses and other payables	310,079		181,123
Total Liabilities	9,594,266		7,923,626
NET ASSETS	$30,609,591		$94,754,624

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(146,168,024)		(82,022,991)
NET ASSETS	$30,609,591		$94,754,624

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$4.44		$13.75

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/22 and 12/31/21 were 4.13% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
INVESTMENT INCOME
Unaffiliated dividends	—	$171,613	—
Unaffiliated interest	$3,318	30,906	$15,608
Affiliated/controlled interest	(10,015,197)	6,116,176	3,635,326
Foreign tax withholding	3,457	—	—
TOTAL INVESTMENT INCOME	(10,008,422)	6,318,695	3,650,934
EXPENSES
Investment advisory fees (Note 4)	1,366,496	2,220,811	2,016,980
Administration fees	118,009	122,177	117,911
Custody fees	17,338	24,661	15,780
Transfer agent fees	38,054	39,737	33,640
Registration and filing fees	33,800	32,700	31,700
Professional fees	397,138	367,471	415,447
Printing fees	60,853	80,307	36,953
Trustees fees	200,000	200,000	200,000
Compliance fees	118,777	120,487	116,947
Miscellaneous fees	88,580	46,907	44,077
TOTAL GROSS EXPENSES	2,439,045	3,255,258	3,029,435
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	(12,447,467)	3,063,437	621,499
Net Realized and Unrealized Gain (Loss) on Investments:	—	—	—
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(3,131,579)	11,753,038	(5,589,234)
Non-affiliated/controlled and other assets	—	—	(1,927,408)
Foreign currency	1,914	27	—
Deferred tax benefit	—	—	(5,816,066)
Net realized gains (losses), net of deferred taxes	(3,129,665)	11,753,065	(13,332,708)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(280,160)	(551,274)	4,189,718
Affiliated/controlled investments and foreign currency	(48,442,656)	(21,673,270)	(8,242,579)
Affiliated/controlled warrants investments (1)	154,915	20,298	(4,156,438)
Deferred tax benefit/(expenses)	—	—	(2,026,517)
Net change in unrealized (depreciation), net of deferred taxes	(48,567,901)	(22,204,246)	(10,235,816)
Net Realized and Unrealized (Loss) on Investments, Net of Deferred Taxes	(51,697,566)	(10,451,181)	(23,568,524)
Net Decrease In Net Assets Resulting From Operations, Net of Deferred Taxes	$(64,145,033)	$(7,387,744)	$(22,947,025)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(9.31)	$(1.07)	$(3.31)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2022 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Medical Devices	55.9%	28.6%
Automotive	29.0%	24.5%
Aerospace	25.8%	5.8%
Semiconductor Equipment	11.5%	32.8%
Equipment Leasing	2.9%	2.0%
Intellectual Property	2.4%	1.1%
Advanced Materials	1.4%	0.7%
Exchange-Traded/Money Market Funds	2.2%	0.7%
(Liabilities)/Other Assets	(31.1%)	3.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2022, December 31, 2021, and December 31, 2020.

INVESTMENT INCOME

For the year ended December 31, 2022, we had investment income of $(10,008,422) primarily attributable to an interest adjustment on convertible/term note investments with IntraOp Medical Corp and Wrightspeed.

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

The lower level of investment income in the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to an interest adjustment on notes issued by IntraOp and Wrightspeed.

The higher level of investment income in the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to increasing principal amounts on notes issued by IntraOp, Hera and Wrightspeed.

OPERATING EXPENSES

Operating expenses totaled approximately $2,439,045 during the year ended December 31, 2022, $3,255,258 during the year ended December 31, 2021, and $3,029,435 during the year ended December 31, 2020.

Significant components of operating expenses for the year ended December 31, 2022, were a management fee expense of $1,366,496 and professional fees (audit, legal, accounting, and consulting) of $397,138. Significant components of operating expenses for the year ended December 31, 2021, were a management fee expense of $2,220,811 and professional fees (audit, legal, accounting, and consulting) of $367,471. Significant components of operating expenses for the year ended December 31, 2020, were a management fee expense of $2,016,981 and professional fees (audit, legal, accounting, and consulting) of $415,447.

The lower level of operating expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

The higher level of operating expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily attributable to an increase in total net assets, on which the investment advisory fees are based.

NET INVESTMENT GAIN/(LOSS)

The net investment gain/(loss) before taxes was $(12,447,467) for the year ended December 31, 2022, $3,063,437 for the year ended December 31, 2021, and $621,499 for the year ended December 31, 2020.

The greater net investment loss before taxes in the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to an interest adjustment on convertible notes with IntraOp Medical and Wrightspeed, on which we accrue income.

The greater net investment gain before taxes in the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily attributable to increased investments in convertible note with IntraOp Medical, Hera Systems and Wrightspeed on which we accrue income.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, is shown below.

Year Ended December 31, 2022
Realized losses	$(3,129,665)
Net change in unrealized depreciation on investments	$(48,567,901)
Net realized and unrealized loss on investments	$(51,697,566)

As of December 31, 2022
Gross unrealized appreciation on portfolio investments	$957,122
Gross unrealized depreciation on portfolio investments	$(103,625,209)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(102,668,087)

Year Ended December 31, 2021
Realized gains	$11,753,065
Net change in unrealized depreciation on investments	$(22,204,246)
Net realized and unrealized loss on investments	$(10,451,181)

As of December 31, 2021
Gross unrealized appreciation on portfolio investments	$18,046,155
Gross unrealized depreciation on portfolio investments	$(72,146,172)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(54,100,017)

Year Ended December 31, 2020
Realized losses	$(7,516,642)
Net change in unrealized depreciation on investments	$(8,209,299)
Deferred tax benefit	$(7,842,583)
Net realized and unrealized loss on investments	$(23,568,524)

As of December 31, 2020
Gross unrealized appreciation on portfolio investments	$21,165,955
Gross unrealized depreciation on portfolio investments	$(53,061,752)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(31,895,797)

During the year ended December 31, 2022, we recognized net realized losses of approximately $3,129,665 from the sale of investments. Realized losses were higher compared to the Fund’s realized gains in 2021 due to the sale of investments, primarily Pivotal in 2022.

During the year ended December 31, 2022, net unrealized depreciation on total investments increased by $48,567,901. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the year is due primarily to the decrease in value of our investments, most notably IntraOp Medical, Wrightspeed, and Revasum.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $64,145,033 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2022 was $(9.31).

For the year ended December 31, 2021, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $7,387,744 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2020 was $(1.07).

For the year ended December 31, 2020, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $22,947,025 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2020 was $(3.31).

The greater decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2022 as compared to the year ended December 31, 2021, is due primarily to a greater decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

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

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2022, 2021, and 2020, our operating expenses were $2,439,045, $3,255,258, and $3,029,435, respectively.

For the year ended December 31, 2022, our total cash reserves and liquid securities decreased approximately 74%, primarily due to the purchase of portfolio securities. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

During the year ended December 31, 2022, cash and cash equivalents increased to $675,826 at the end of the year, from $616,064 at the beginning of the year. The increase in cash and cash equivalents primarily resulted from the sale of portfolio investments in 2022.

At December 31, 2022, we had investments in public and private securities totaling approximately $40.1 million. Also, at December 31, 2022, we had approximately $0.0 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2022, net assets totaled approximately $30.6 million, with an NAV per share of $4.44. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2022, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2022, our investment in EQX consisted of 1,950,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $0.9 million.

Hera Systems, Inc.

Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2022, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 7,039,203 shares of Series B preferred stock, 2,650,000 shares of Series C preferred stock, $1,200,000 par value convertible note, $5,359,791 par value convertible note, and 24,414,922 shares of Series B warrants with an aggregate fair value of approximately $7.9 million.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2021, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $1,000,000 par value convertible note, $400,000 par value convertible note, $750,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $200,000 par value convertible note, $150,000 par value convertible note, $350,000 par value convertible note, $700,000 par value convertible note, and a $10,961,129 par value convertible note with a combined aggregate fair value of approximately $17.1 million.

Kyma, Inc.

Kyma, Inc. (“Kyma”), Raleigh, NC, is a supplier of high-quality gallium nitride-based wafers to semiconductor device manufacturers in the electronics and optical markets.

At December 31, 2022, our investment in Kyma consisted of a $100,000 par value convertible note with a combined fair value of approximately $100 thousand.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2022, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $0.

Silicon Genesis Corp.

Silicon Genesis Corporation (“SiGen”), San Jose, CA, provides engineered substrate process technology for the semiconductor, display, optoelectronics, and solar markets.

At December 31, 2022, our investments in SiGen consisted of 82,914 shares of Series 1-C preferred stock, 850,830 shares of Series 1-D preferred stock, 5,704,480 shares of Series 1-E preferred stock, 912,453 shares of Series 1-F preferred stock, 48,370,793 shares of Series 1-G preferred stock, 837,942 shares of Series 1-H preferred stock, 921,892 shares of common stock, and warrants for 37,982 shares of common stock with a combined fair value of approximately $0.7 million.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2022, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $338 thousand.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for heavy-duty commercial vehicles.

At December 31, 2022, our investments in Wrightspeed consisted of 69,102 shares of common stock, 60,733,693 shares of Series AA preferred stock, warrants to purchase 609,756 shares of Series AA preferred stock, $750,000 par value convertible note, $400,000 par value convertible note, $900,000 par value convertible note, $1,050,000 par value convertible note, $400,000 par value convertible note, $375,000 par value convertible note, $2,000,000 par value convertible note, $1,400,000 par value convertible note, $1,200,000 par value convertible note, $700,000 par value convertible note, $300,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $200,000 par value convertible note, $185,000 par value convertible note, $65,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $135,000 par value convertible note, $165,000 par value convertible note, $125,000 par value convertible note, and a $4,929,015 par value convertible note with a combined fair value of approximately $8.9 million.

PUBLIC INVESTMENTS

At December 31, 2022, we had investments in the following public securities:

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2022, our investment in Revasum consisted of 39,774,889 shares of CDIs with an aggregate fair value of approximately $3.5 million.

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2022, our investment in Money Market consisted of 672,422 shares of the money market fund with a market value of approximately $672 thousand.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2022, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have sold private securities with an approximate aggregate value of $498 thousand. Included in the sale of private securities is the sale of all the securities of Silicon Genesis Corp. held by the Fund.

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

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2022, we do not have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2022, and the financial highlights for each of the years in the five-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March XX, 2023 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

CRITICAL AUDIT MATTER

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

of Firsthand Technology Value Fund, Inc.
Page Two

As discussed in Note 6, level 3 investments were valued at $35,929,006 which represented 117% of the Company’s net assets as of December 31, 2022. As part of the valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by an independent third-party valuation firm. The Company’s level 3 investments are valued using acceptable industry methods including a market approach, an income approach, a cost approach, or a combination of such approaches. The market approach uses prices and other relevant information generated by market transactions. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) discounted to a single present value amount. The cost approach uses the Company’s cost basis of the investment. In following these approaches, the types of factors that management may take into account in fair value pricing investments include observable market inputs together with significant unobservable inputs, including relevant comparable company multiples, discount rates, volatility and recent transactions.

The principal consideration for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter is there was significant judgement by management to determine the fair value of these level 3 investments, which included significant unobservable inputs as described above. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained related to the unobservable inputs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments and testing the completeness, accuracy, reliability, and relevance of key data used in the valuation models and testing the computation of these level 3 investments based on the inputs used.

EMPHASIS OF MATTER

As discussed in Note 10 to the consolidated financial statements, the Company has one significant subsidiary, as defined under S-X Rule 3-09, for which audited financial statements were not available as of the date the consolidated financial statements were issued. Because the audited financial statements were not available, the Company has presented summarized financial information for this subsidiary. Our opinion is not modified with respect to this matter.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

of Firsthand Technology Value Fund, Inc.

OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited Firsthand Technology Value Fund, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March XX, 2023 expressed an unqualified opinion.

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

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 28, 2023

Item 8.     Financial Statements and Supplementary Data

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2022		AS OF DECEMBER 31, 2021
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,772,422	*	$1,729,653	*
Affiliated investments at acquisition cost	662,235		4,744,427
Controlled investments at acquisition cost	140,355,353		138,754,479
Total acquisition cost	$142,790,010		$145,228,559
Unaffiliated investments at market value	$772,422	*	$1,009,813	*
Affiliated investments at market value	337,500		613,650
Controlled investments at market value	39,012,002		89,505,079
Total Market value** (Note 6)	40,121,924		91,128,542
Foreign currency at value (cost $3,235 and $0)	3,404		—
Receivable from dividends and interest	14,463		11,485,642
Other assets	64,066		64,066
Total Assets	40,203,857		102,678,250
LIABILITIES
Due to Custodian	—		13,589
Payable to affiliates (Note 4)	9,188,187		7,702,914
Trustees’ fees payable	50,000		—
Consulting fee payable	46,000		26,000
Accrued expenses and other payables	310,079		181,123
Total Liabilities	9,594,266		7,923,626
NET ASSETS	$30,609,591		$94,754,624

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(146,168,024)		(82,022,991)
NET ASSETS	$30,609,591		$94,754,624

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$4.44		$13.75

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/22 and 12/31/21 were 4.13% and 0.01%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (2.9%)	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$11,130
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	1,950,000	1,950,000	865,995
					877,125

HERA SYSTEMS, INC. (25.8%) Aerospace	Convertible Note Matures December 2024 Interest Rate 5% (1)(2)(4)	12/29/2022	1,200,000	1,200,000	1,200,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/29/2022	5,359,791	5,359,791	5,359,791
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	4,735
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	275,585
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	103,748
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	478,608
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	205,117
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	242,817
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	27,349
					7,897,750

INTRAOP MEDICAL CORP. (55.9%) Medical Devices	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	12/31/2018	10,961,129	10,961,129	6,746,169
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	7/12/2019	1,300,000	1,300,000	800,102
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	10/11/2019	500,000	500,000	307,731

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	10/29/2019	500,000	$500,000	$307,732
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	2/27/2020	1,000,000	1,000,000	615,463
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	3/25/2020	500,000	500,000	307,732
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	5/8/2020	400,000	400,000	246,185
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	7/31/2020	500,000	500,000	307,731
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	8/28/2020	750,000	750,000	461,597
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	4/20/2021	1,000,000	1,000,000	615,463
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	6/10/2021	500,000	500,000	307,732
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	7/16/2021	500,000	500,000	307,732
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	9/22/2021	500,000	500,000	307,731
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	10/6/2021	500,000	500,000	307,731
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	10/22/2021	1,000,000	1,000,000	615,463

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	11/12/2021	500,000	$500,000	$307,732
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	11/29/2021	500,000	500,000	307,732
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	2/28/2022	200,000	200,000	123,093
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	3/30/2022	150,000	150,000	92,319
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	4/6/2022	350,000	350,000	215,412
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	6/10/2022	700,000	700,000	430,824
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	0
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)(6)	2/28/2014	3,000,000	3,000,000	1,846,389
	Term Note Matures December 2022 Interest Rate 8% (1)(2)(4)(6)	2/10/2017	2,000,000	2,000,000	1,230,926
					17,116,721

KYMA, INC. (0.3%) Advanced Materials	Convertible Note Matures March 2023 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (11.5%)	CDIs *(2)	11/14/16 - 10/3/22	39,774,889	$9,268,219	$3,520,496
Semiconductor Equipment

SILICON GENESIS CORP. (2.4%)	Preferred Stock - Series 1-E *(1)(2)(4)	4/18/2011	5,704,480	2,372,403	320,592
Intellectual Property	Preferred Stock - Series 1-C *(1)(2)(4)	4/18/2011	82,914	109,518	962
	Preferred Stock - Series 1-D *(1)(2)(4)	4/18/2011	850,830	431,901	2,552
	Common Stock *(1)(2)(4)	4/18/2011	921,892	169,045	111
	Common Stock Warrants *(1)(2)(4)	4/18/2011	37,982	6,678	1
	Preferred Stock - Series 1-F *(1)(2)(4)	4/18/2011	912,453	456,389	70,806
	Preferred Stock - Series 1-G *(1)(2)(4)	3/10/2016	48,370,793	3,880,592	306,671
	Preferred Stock - Series 1-H *(1)(2)(4)	3/10/2016	837,942	936,895	35,529
					737,224

UCT COATINGS, INC. (1.1%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	337,500
Advanced Materials

WRIGHTSPEED, INC. (29.0%)	Common Stock *(1)(2)(4)	4/11/2013 - 5/6/2019	69,102	7,460,851	546
Automotive	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/7/2019	4,929,015	4,929,015	1,601,930
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	8/12/2020	750,000	750,000	243,750
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	9/10/2020	900,000	900,000	292,500

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/13/2020	1,050,000	$1,050,000	$341,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/11/2020	400,000	400,000	130,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/24/2020	375,000	375,000	121,875
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/11/2020	400,000	400,000	130,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/23/2020	2,000,000	2,000,000	650,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	2/23/2021	1,400,000	1,400,000	455,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	4/12/2021	1,200,000	1,200,000	390,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	5/18/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/22/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	7/26/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	8/19/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	9/22/2021	300,000	300,000	97,500

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/5/2021	700,000	$700,000	$227,500
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/20/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/23/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/28/2021	1,000,000	1,000,000	325,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	2/23/2022	200,000	200,000	65,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	3/11/2022	185,000	185,000	60,125
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	4/14/2022	65,000	65,000	21,125
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	5/10/2022	250,000	250,000	81,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	5/26/2022	250,000	250,000	81,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/10/2022	250,000	250,000	81,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/28/2022	250,000	250,000	81,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	7/13/2022	250,000	250,000	81,250

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	7/28/2022	250,000	$250,000	$81,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	8/12/2022	250,000	250,000	81,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/21/2022	135,000	135,000	43,875
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/14/2022	165,000	165,000	53,625
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/9/2022	125,000	125,000	40,625
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19 - 7/20/20	60,733,693	17,355,887	1,049,478
	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	0	3,232
					8,862,686

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (2.2%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	672,422	$672,422	$672,422

TOTAL INVESTMENTS (Cost $142,790,010) — 131.1%					$40,121,924

LIABILITIES IN EXCESS OF OTHER ASSETS — (31.1)%					(9,512,333)

NET ASSETS — 100.0%					$30,609,591

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI CHESS Depositary Interests

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At December 31, 2022, we held $35,929,005 (or 117.4% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security. (117% of net assets).
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues over the life of the Note and is not payable until maturity. An interest adjustment was made in 2022. See Note 2 to the financial statements.

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

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security. (63.1% of net assets).
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
INVESTMENT INCOME
Unaffiliated dividends	—	$171,613	—
Unaffiliated interest	$3,318	30,906	$15,608
Affiliated/controlled interest	(10,015,197)	6,116,176	3,635,326
Foreign tax withholding	3,457	—	—
TOTAL INVESTMENT INCOME	(10,008,422)	6,318,695	3,650,934
EXPENSES
Investment advisory fees (Note 4)	1,366,496	2,220,811	2,016,980
Administration fees	118,009	122,177	117,911
Custody fees	17,338	24,661	15,780
Transfer agent fees	38,054	39,737	33,640
Registration and filing fees	33,800	32,700	31,700
Professional fees	397,138	367,471	415,447
Printing fees	60,853	80,307	36,953
Trustees fees	200,000	200,000	200,000
Compliance fees	118,777	120,487	116,947
Miscellaneous fees	88,580	46,907	44,077
TOTAL GROSS EXPENSES	2,439,045	3,255,258	3,029,435
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	(12,447,467)	3,063,437	621,499
Net Realized and Unrealized Gain (Loss) on Investments:	—	—	—
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(3,131,579)	11,753,038	(5,589,234)
Non-affiliated/controlled and other assets	—	—	(1,927,408)
Foreign currency	1,914	27	—
Deferred tax benefit	—	—	(5,816,066)
Net realized gains (losses), net of deferred taxes	(3,129,665)	11,753,065	(13,332,708)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	(280,160)	(551,274)	4,189,718
Affiliated/controlled investments and foreign currency	(48,442,656)	(21,673,270)	(8,242,579)
Affiliated/controlled warrants investments (1)	154,915	20,298	(4,156,438)
Deferred tax benefit/(expenses)	—	—	(2,026,517)
Net change in unrealized (depreciation), net of deferred taxes	(48,567,901)	(22,204,246)	(10,235,816)
Net Realized and Unrealized (Loss) on Investments, Net of Deferred Taxes	(51,697,566)	(10,451,181)	(23,568,524)
Net Decrease In Net Assets Resulting From Operations, Net of Deferred Taxes	$(64,145,033)	$(7,387,744)	$(22,947,025)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(9.31)	$(1.07)	$(3.31)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(64,145,033)	$(7,387,744)	$(22,947,025)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(9,412,526)	(17,350,000)	(24,273,531)
Proceeds from disposition of investments	9,937,261	16,104,357	24,190,631
Net purchases/sales from short-term investments	(1,217,769)	1,738,739	2,838,727
Increase (decrease) in dividends, interest, and reclaims receivable	11,471,179	(5,757,044)	(3,220,884)
Increase (decrease) in due to custodian	(13,589)	13,589	—
Increase (decrease) in payable to affiliates	1,485,273	2,252,215	1,988,877
Increase (decrease) in other assets	—	(38,351)	(3,915)
Increase (decrease) in accrued expenses and other payables	198,958	(27,671)	(140,677)
Increase (decrease) in deferred tax benefit	—	—	7,842,583
Net realized gain (loss) from investments	3,131,579	(11,753,065)	7,516,642
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	48,568,071	22,204,246	8,209,299
Net cash provided by (used in) operating activities	3,404	(729)	2,000,727

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of shares repurchased	—	—	(1,999,998)
Net cash provided by (used in) financing activities	—	—	(1,999,998)

Net increase (decrease) in cash	3,404	(729)	729
Cash and foreign currency - beginning of year	—	729	—
Cash and foreign currency - end of year	$3,404	$—	$729

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
FROM OPERATIONS:
Net investment (loss) income, net of deferred taxes	$(12,447,467)	$3,063,437	$621,499
Net realized gain (loss) from security transactions, foreign currency and warrants transactions, net of deferred taxes	(3,129,665)	11,753,065	(13,332,708)
Net change in unrealized (depreciation) on investments and warrants transactions, net of deferred taxes	(48,567,901)	(22,204,246)	(10,235,816)
Net decrease in net assets from operations	(64,145,033)	(7,387,744)	(22,947,025)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	(1,999,998)
TOTAL DECREASE IN NET ASSETS	(64,145,033)	(7,387,744)	(24,947,023)

NET ASSETS:
Beginning of year	94,754,624	102,142,368	127,089,391
End of year	$30,609,591	$94,754,624	$102,142,368

COMMON STOCK ACTIVITY:
Shares repurchased	—	—	(285,714)
Net increase (decrease) in shares outstanding	—	—	(285,714)
Shares outstanding, beginning of year	6,893,056	6,893,056	7,178,770
Shares outstanding, end of year	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
Net asset value at beginning of year	$13.75	$14.82	$17.70	$26.69	$23.83
Income from investment operations:
Net investment income (loss), before deferred taxes	(1.81)	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)
Deferred tax benefit	—	—	—	(0.08)	0.07
Net investment gain (losses)	(1.81)	0.44	0.09	0.82	(1.22)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(7.50)	(1.51)	(2.30)	(12.15)	5.13
Deferred tax expense	—	—	(1.13)	2.34	(1.23)
Net realized and unrealized gains (losses) on investments, after deferred taxes	(7.50)	(1.51)	(3.43)	(9.81)	3.90
Total from investment operations	(9.31)	(1.07)	(3.34)	(8.99)	2.68

Distributions from:
Realized capital gains	—	—	—	—	(0.03)
Anti-dilutive effect from capital share transactions	—	—	0.46	—	0.21
Net asset value at end of year	$4.44	$13.75	$14.82	$17.70	$26.69

Market value at end of year	$0.95	$4.01	$4.47	$6.43	$11.20

Total Return
Based on Net Asset Value	(67.71)%	(7.22)%	(16.27)%	(33.68)%	12.39%
Based on Market Value	(76.31)%	(10.29)%	(30.48)%	(42.59)%	25.43%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018
Net assets at end of year (millions)	$30.6	$94.8	$102.1		$127.1		$191.6
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	4.11%	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)
Deferred tax (benefit)/expense(3)(4)	—	—	8.02	%(5)	(9.91)%		4.43%
Total expenses	4.11%	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)
Total expenses, excluding incentive fees and deferred tax expense	4.11%	3.12%	3.10%		2.80%		2.77%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	(20.96)%	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)
Deferred tax benefit (4)(6)	—	—	—		(0.33)%		0.28%
Net investment income (loss)	(20.96)%	2.94%	0.64%		3.60%		(4.65)%
Portfolio turnover rate	15%	16%	13%		18%		44%

(1)	Calculated using average shares outstanding.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On December 31, 2022, our financial statements include venture capital investments valued at approximately $35.9 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2022, we held $35,929,005 in restricted securities. At December 31, 2021, we held $59,744,294 in restricted securities.

INCOME RECOGNITION. Dividend income is recorded on the ex-dividend date. Interest income is accrued as earned. Discounts and premiums on securities purchased are amortized over the lives of the respective securities. Other non-cash dividends are recognized as investment income at the fair value of the property received. When debt securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as an adjustment to interest income. The Company applied an interest adjustment of approximately $21,400,000 during the year ended December 31, 2022. There was no interest adjustment during the year ended December 31, 2021.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

The average quarterly volume of the Company’s derivatives during the year ended December 31, 2022 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	872,412	—

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

DECEMBER 31, 2022

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2022, there were no incentive fee adjustments. For the year ended December 31, 2021, there were no incentive fee adjustments. For the year ended December 31, 2020, there were no incentive fee adjustments.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2022:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$337,500
Automotive	—	—	546
Equipment Leasing	—	—	11,130
Intellectual Property	—	—	111
Semiconductor Equipment	3,520,496	—	—
Total Common Stocks	3,520,496	—	349,287

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Preferred Stocks
Aerospace	$—	$—	$384,067
Automotive	—	—	1,049,478
Equipment Leasing	—	—	865,995
Intellectual Property	—	—	737,112
Total Preferred Stocks	—	—	3,036,652
Asset Derivatives *
Equity Contracts	—	—	957,125
Total Asset Derivatives	—	—	957,125
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	6,559,791
Automotive	—	—	7,809,430
Medical Devices	—	—	17,116,721
Total Convertible Notes	—	—	31,585,942
Mutual Funds	672,422	—	—
Total	$4,192,918	$—	$35,929,006

*	Asset derivatives include warrants.

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

The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2021.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/21	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/22
Common Stocks
Advanced Materials	$613,650	$—	$—	$—	$(276,150)	$—	$337,500
Automotive	1,126	—	—	—	(580)	—	546
Equipment Leasing	31,490	—	—	—	(20,360)	—	11,130
Intellectual Property	277	—	—	—	(166)	—	111
Total Common Stocks	646,543	—	—	—	(297,256)	—	349,287
Preferred Stocks
Aerospace	324,245	—	—	—	59,822	—	384,067
Automotive	1,777,068	—	—	—	(727,590)	—	1,049,478
Equipment Leasing	1,898,420	—	(350,000)	—	(682,425)	—	865,995
Intellectual Property	1,050,442	—	—	—	(313,330)	—	737,112
Medical Devices	670,062	—	—	—	(670,062)	—	—
Semiconductor Equipment	280,160	—	—	(4,082,192)	3,802,032	—	—
Total Preferred Stocks	6,000,397	—	(350,000)	(4,082,192)	1,468,447	—	3,036,652
Asset Derivatives
Equity Contracts	802,210	—	—	—	154,915	—	957,125
Total Asset Derivatives	802,210	—	—	—	154,915	—	957,125
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	4,380,000	7,414,791	(5,235,000)	—	—	—	6,559,791
Automotive	21,404,015	2,625,000	—	—	(16,219,585)	—	7,809,430
Medical Devices	26,411,129	2,400,000	—	—	(11,694,408)	—	17,116,721
Total Convertible Notes	52,295,144	12,439,791	(5,235,000)	—	(27,913,993)	—	31,585,942
Total	$59,744,294	$12,439,791	$(5,585,000)	$(4,082,192)	$(26,587,887)	$—	$35,929,006

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2022 was $(30,670,079).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/20	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/2021
Common Stocks
Advanced Materials	$1,074,300	$—	$—	$—	$(460,650)	$—	$613,650
Automotive	7,643	—	—	—	(6,517)	—	1,126
Equipment Leasing	27,440	—	—	—	4,050	—	31,490
Intellectual Property	369	—	—	—	(92)	—	277
Total Common Stocks	1,109,752	—	—	—	(463,209)	—	646,543
Preferred Stocks
Aerospace	286,464	—	—	—	37,781	—	324,245
Automotive	12,720,065	—	—	—	(10,942,997)	—	1,777,068
Equipment Leasing	2,177,560	—	(500,000)	—	220,860	—	1,898,420
Intellectual Property	1,330,267	—	—	—	(279,825)	—	1,050,442
Medical Devices	4,976,452	—	—	—	(4,306,390)	—	670,062
Semiconductor Equipment	6,209,012	—	—	—	(5,928,852)	—	280,160
Total Preferred Stocks	27,699,820	—	(500,000)	—	(21,199,423)	—	6,000,397
Asset Derivatives
Equity Contracts	781,912	—	—	—	20,298	—	802,210
Total Asset Derivatives	781,912	—	—	—	20,298	—	802,210
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	2,630,000	1,750,000	—	—	—	—	4,380,000
Automotive	10,804,015	10,600,000	—	—	—	—	21,404,015
Medical Devices	21,411,129	5,000,000	—	—	—	—	26,411,129
Total Convertible Notes	34,945,144	17,350,000	—	—	—	—	52,295,144
Total	$64,536,628	$17,350,000	$(500,000)	$—	$(21,642,334)	$—	$59,744,294

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2021 was $(21,642,162).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2022:

	FAIR VALUE AT 12/31/22	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.3M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	5.7x - 7.6x (6.7x) 0.7x – 1.0x (0.9x) 5 years (5 years) 50.0% (50.0%) 3.99% (3.99%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$7.9M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	5.2x (5.2x) 5 years (5 years) 60.0% (60.0%) 3.99% (3.99%)
Direct venture capital investments: Automotive	$8.9M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4) Going Concern Probability(3)	5 years (5 years) 50.0% (50.0%) 3.99% (3.99%) 0.0% - 22.7% (0.0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$0.9M	Market Comparable Companies Liquidation Value Option Pricing Model	EBITDA Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	2.6x – 3.5x (3.2x) 5 years (5 years) 50.0% (50.0%) 3.99% (3.99%)
Direct venture capital investments: Intellectual Property	$0.7M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital(4) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 3.99% (3.99%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$17.1M	Market Comparable Companies	Revenue Multiple(3)	2.2x – 2.5x (2.3x)

(1)

As of December 31, 2021, the Fund used Market Comparable Companies approaches to value certain investments. As of December 31, 2022, the Fund discontinued use of these approaches in certain cases in which more reliable indications of value were developed.

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

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

	FAIR VALUE AT 12/31/21	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.7M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	8.0x - 9.4x (8.7x) 1.0x (1.0x) 5 years (5 years) 50.0% (50.0%) 1.26% (1.26%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$5.5M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Going Concern Probability(3)	5 years (5 years) 50.0% (50.0%) 1.26% (1.26%) 25% (25%)
Direct venture capital investments: Automotive	$23.2M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4) Going Concern Probability(3)	5 years (5 years) 50.0% (50.0%) 1.26% (1.26%) 0.0% - 22.7% (0.0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$1.9M	Market Comparable Companies Discounted Cash Flow Option Pricing Model	EBITDA Multiple(3) Weighted Average Cost of Capital(4) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	3.7x - 8.4x (5.8x) 20.0% (20.0%) 5 years (5 years) 50.0% (50.0%) 1.26% (1.26%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

continued	FAIR VALUE AT 12/31/21	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Intellectual Property	$1.0M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital(4) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 1.26% (1.26%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$27.1M	Market Comparable Companies Option Pricing Model	Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	3.8x (3.8x) 4 years (4 years) 55.0% (55.0%) 1.12% (1.12%)
Direct venture capital investments: Semiconductor Equipment	$0.3M	Market Comparable Companies Option Pricing Model	Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	2.2x – 2.6x (2.4x) 5 years (5 years) 50.0% (50.0%) 1.26% (1.26%)

(1)

As of December 31, 2020, the Fund used Discounted Cash Flow approaches to value certain investments. As of December 31, 2021, the Fund discontinued use of these approaches in certain cases in which more reliable indications of value were developed.

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the input would result in an decrease in the security’s valuation; a decrease in the input would result in a increase in the security’s valuation.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2022.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$957,122
Gross unrealized depreciation	(103,625,209)
Net unrealized (depreciation)	$(102,668,087)
Federal income tax cost, Investments	$142,790,010

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

The Company’s income tax provision consists of the following as of December 31:

	2022	2021
Deferred tax (expense)/benefit
Federal	$—	$—
State	—	—
Total deferred tax (expense)/benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such temporary differences are principally: (i) taxes on unrealized gains/(losses), which are attributable to the temporary difference between fair market value and tax basis, and (ii) the net tax benefit of accumulated net operating losses and capital loss carryforwards. Deferred tax assets and liabilities are measured using effective tax rates expected to apply to taxable income in the years such temporary differences are realized or otherwise settled.

Components of the Company’s deferred tax assets and liabilities as of December 31, 2022 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$4,616,720	$261,739
Capital loss carryforward	6,960,412	6,084,731
Net unrealized losses (gains) on investment securities	28,726,530	15,137,185
Total deferred tax assets, net	40,303,662	21,483,655
Valuation allowance	(40,303,662)	(21,483,655)
Net	$—	$—

For the year ended December 31, 2022, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2022, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

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

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state of income tax purposes of $16,500,072, which may be carried forward indefinitely.

As of December 31, 2022, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
Total	$24,876,380

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2022.

PURCHASES AND SALES
Purchases of investment securities	$9,412,526
Proceeds from sales and maturities of investment securities	$9,937,261

The Fund may purchase securities from, or sell securities to, an affiliated Fund under specific conditions outlined in procedures adopted by the Board. The procedures have been designed to ensure that any purchase or sale of securities by the Funds from or to another Fund or portfolio that is or could be considered an affiliate by virtue of having a common investment advisor (or affiliated investment advisors), common Trustees, and/or common officers complies with Rule 17a-7 of the 1940 Act. Further, as defined under the procedures, each transaction is effected at the current market price. Pursuant to these procedures, for the year ended December 31, 2022, the Firsthand Technology Value Fund and the Firsthand Technology Opportunities Fund engaged in the following securities purchases and sales:

	Purchases	Sales
Firsthand Technology Value Fund	$ —	$ 2,480,868
Firsthand Technology Opportunities Fund	$ 2,480,868	$ —

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

DECEMBER 31, 2022

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2021, through December 31, 2022, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Equipment Leasing
EQX Capital, Inc. Common Stock*	$31,490	$—	$—	$—	$—	$(20,360)	$11,130	100,000
EQX Capital, Inc. Series A Preferred Stock*	1,898,420	—	—	(350,000)	—	(682,425)	865,995	1,950,000
Total Equipment Leasing	$1,929,910		$—		$—	$(702,785)	$877,125
Aerospace
Hera Systems, Inc. Convertible Note*	150,000	—	15,417	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,788	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,657	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,488	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	29,951	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,256	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,133	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	6,125	(75,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Hera Systems, Inc. Convertible Note*	$150,000	$—	$17,175	$(150,000)	$—	$—	$—	—
Hera Systems, Inc. Convertible Note*	—	90,000	6,900	(90,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	70,000	5,075	(70,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	5,167	(75,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	55,000	3,575	(55,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	4,542	(75,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	4,229	(75,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	200,000	—	21,203	(200,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,054	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,168	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,308	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,464	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	50,000	—	5,518	(50,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	27,756	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	28,098	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	28,408	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	150,000	13,458	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	220,000	—	25,429	(220,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	200,000	—	23,371	(200,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	20,000	—	2,355	(20,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	40,000	—	4,746	(40,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	500,000	—	71,384	(500,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Hera Systems, Inc. Convertible Note*	$500,000	$—	$73,869	$(500,000)	$—	$—	$—	—
Hera Systems, Inc. Convertible Note*	—	—	311	—	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	90,000	4,625	(90,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	100,000	4,722	(100,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	5,359,791	4,466	—	—	—	5,359,791	5,359,791
Hera Systems, Inc. Convertible Note*	—	1,200,000	500	—	—	—	1,200,000	1,200,000
Hera Systems, Inc. Series A Preferred*	8,377	—	—	—	—	(3,642)	4,735	3,642,324
Hera Systems, Inc. Series B Preferred*	229,479	—	—	—	—	46,106	275,585	7,039,203
Hera Systems, Inc. Series B Warrants*	398,738	—	—	—	—	79,870	478,608	12,250,000
Hera Systems, Inc. Series B Warrants*	202,296	—	—	—	—	40,521	242,817	6,214,922
Hera Systems, Inc. Series B Warrants*	170,888	—	—	—	—	34,230	205,118	5,250,000
Hera Systems, Inc. Series B Warrants*	22,785	—	—	—	—	4,564	27,349	700,000
Hera Systems, Inc. Series C Preferred*	86,390	—	—	—	—	17,357	103,747	2,650,000
Total Aerospace	$5,498,953		$580,691		$—	$219,006	$7,897,750
Medical Devices
IntraOp Medical Corp. Convertible Note*	10,961,129	—	(5,721,295)	—	—	(4,214,960)	6,746,169	10,961,129
IntraOp Medical Corp. Convertible Note*	1,300,000	—	(542,140)	—	—	(499,898)	800,102	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(178,884)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(183,777)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	3,000,000	—	58,522	—	—	(1,153,611)	1,846,389	3,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
IntraOp Medical Corp. Convertible Note*	$1,000,000	$—	$(296,025)	$—	$—	$(384,537)	$615,463	1,000,000
IntraOp Medical Corp. Convertible Note*	400,000	—	(104,983)	—	—	(153,815)	246,185	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(141,630)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	(157,131)	—	—	(288,403)	461,597	750,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(111,390)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(6,781)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(10,274)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(29,178)	—	—	(384,537)	615,463	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(17,877)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(105,249)	—	—	(384,537)	615,463	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(20,753)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(421)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(34,726)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	—	200,000	—	—	—	(76,907)	123,093	200,000
IntraOp Medical Corp. Convertible Note*	—	700,000	—	—	—	(269,176)	430,824	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
IntraOp Medical Corp. Convertible Note*	$—	$150,000	$—	$—	$—	$(57,681)	$92,319	150,000
IntraOp Medical Corp. Convertible Note*	—	350,000	—	—	—	(134,588)	215,412	350,000
IntraOp Medical Corp. Series C Preferred*	670,062	—	—	—	—	(670,062)	—	26,856,187
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	(769,074)	1,230,926	2,000,000
Total Medical Devices	$27,081,191		$(7,564,540)		$—	$(11,364,470)	$17,116,721
Semiconductor Equipment
Pivotal Systems Corp. CDI*(1)	9,287,771	—	—	(2,107,064)	2,097,192	(9,277,899)	—	—
SVXR, Inc. Series A Preferred Stock	—	—	—	—	(4,082,192)	4,082,192	—	—
Revasum, Inc. CDI*(1)	21,466,824	2,734	—	(3,100,396)	(1,146,382)	(13,702,284)	3,520,496	39,774,889
Total Semiconductor Equipment	$30,754,595		$—		$(3,131,382)	$(18,897,991)	$3,520,496
Intellectual Property
Silicon Genesis Corp. Common Stock*	277	—	—	—	—	(166)	111	921,892
Silicon Genesis Corp. Common Warrants*	3	—	—	—	—	(2)	1	37,982
Silicon Genesis Corp. Series 1-C Preferred Stock*	1,990	—	—	—	—	(1,028)	962	82,914
Silicon Genesis Corp. Series 1-D Preferred*	5,275	—	—	—	—	(2,723)	2,552	850,830
Silicon Genesis Corp. Series 1-E Preferred*	453,506	—	—	—	—	(132,914)	320,592	5,704,480
Silicon Genesis Corp. Series 1-F Preferred*	100,187	—	—	—	—	(29,381)	70,806	912,453

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Silicon Genesis Corp. Series 1-G Preferred*	$439,206	$—	$—	$—	$—	$(132,535)	$306,671	$48,370,793
Silicon Genesis Corp. Series 1-H Preferred*	50,277	—	—	—	—	(14,748)	35,529	837,942
Total Intellectual Property	$1,050,721		$—		$—	$(313,497)	$737,224
Advanced Materials
UCT Coatings, Inc. Common Stock	613,650	—	—	—	—	(276,150)	337,500	1,500,000
Total Advanced Materials	$613,650		$—		$—	$(276,150)	$337,500
Automotive
Wrightspeed, Inc. Common Stock*	1,126	—	—	—	—	(580)	546	69,102
Wrightspeed, Inc. Convertible Note*	—	125,000	—	—	—	(84,375)	40,625	125,000
Wrightspeed, Inc. Convertible Note*	—	165,000	—	—	—	(111,375)	53,625	165,000
Wrightspeed, Inc. Convertible Note*	—	135,000	—	—	—	(91,125)	43,875	135,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	65,000	—	—	—	(43,875)	21,125	65,000
Wrightspeed, Inc. Convertible Note*	—	185,000	—	—	—	(124,875)	60,125	185,000
Wrightspeed, Inc. Convertible Note*	—	200,000	—	—	—	(135,000)	65,000	200,000
Wrightspeed, Inc. Convertible Note*	700,000	—	(20,533)	—	—	(472,500)	227,500	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Wrightspeed, Inc. Convertible Note*	$1,000,000	$—	$(1,333)	$—	$—	$(675,000)	$325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(13,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(64,355)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(45,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	300,000	—	(10,100)	—	—	(202,500)	97,500	300,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(51,807)	—	—	(270,000)	130,000	400,000
Wrightspeed, Inc. Convertible Note*	2,000,000	—	(250,063)	—	—	(1,350,000)	650,000	2,000,000
Wrightspeed, Inc. Convertible Note*	1,400,000	—	(145,600)	—	—	(945,000)	455,000	1,400,000
Wrightspeed, Inc. Convertible Note*	1,200,000	—	(105,600)	—	—	(810,000)	390,000	1,200,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(76,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(24,333)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(53,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,050,000	—	(159,157)	—	—	(708,750)	341,250	1,050,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(56,294)	—	—	(270,000)	130,000	400,000
Wrightspeed, Inc. Convertible Note*	375,000	—	(50,813)	—	—	(253,125)	121,875	375,000
Wrightspeed, Inc. Convertible Note*	900,000	—	(147,524)	—	—	(607,500)	292,500	900,000
Wrightspeed, Inc. Convertible Note*	750,000	—	(131,069)	—	—	(506,250)	243,750	750,000
Wrightspeed, Inc. Convertible Note*	4,929,015	—	(1,625,767)	—	—	(3,327,085)	1,601,930	4,929,015
Wrightspeed, Inc. Series AA Preferred*	1,777,068	—	—	—	—	(727,590)	1,049,478	60,733,693

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Wrightspeed, Inc. Series AA Warrants*	$7,500	$—	$—	$—	$—	$(4,268)	$3,232	609,756
Total Automotive	$23,189,709		$(3,031,348)		$—	$(16,952,023)	$8,862,686
Total Affiliates and Controlled Investments	$90,118,729		$(10,015,197)		$(3,131,382)	$(48,287,910)	$39,349,502
Total Affiliates	613,650		—		(4,082,192)	3,806,042	337,500
Total Controlled Investments	$89,505,079		$(10,015,197)		$950,810	$(52,093,952)	$39,012,002

*	Controlled Investments.
(1)	CDI CHESS Depositary Interests

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2020, through December 31, 2021, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
EQX Capital, Inc. Common Stock*	$27,440	$—	$—	$—	$—	$4,050	$31,490	100,000
EQX, Inc. Preferred Stock - Series A*	2,177,560	—	—	(500,000)	—	220,860	1,898,420	2,300,000
Hera Systems, Inc. Series C Preferred*	75,260	—	—	—	—	11,130	86,390	2,650,000
Hera Systems, Inc. Series A Preferred*	11,291	—	—	—	—	(2,914)	8,377	3,642,324
Hera Systems, Inc. Convertible Note*	500,000	—	82,877	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	500,000	—	76,710	—	—	—	500,000	500,000
Hera Systems, Inc. Convertible Note*	250,000	—	27,347	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	40,000	—	4,334	—	—	—	40,000	40,000
Hera Systems, Inc. Convertible Note*	20,000	—	2,150	—	—	—	20,000	20,000
Hera Systems, Inc. Convertible Note*	200,000	—	21,342	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	220,000	—	23,223	—	—	—	220,000	220,000
Hera Systems, Inc. Convertible Note*	150,000	—	15,686	—	—	—	150,000	150,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Hera Systems, Inc. Convertible Note*	$250,000	$—	$25,946	$—	$—	$—	$250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	25,664	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	250,000	—	25,425	—	—	—	250,000	250,000
Hera Systems, Inc. Convertible Note*	—	50,000	4,722	—	—	—	50,000	50,000
Hera Systems, Inc. Convertible Note*	—	150,000	13,292	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	11,750	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	10,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	9,250	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	200,000	10,333	—	—	—	200,000	200,000
Hera Systems, Inc. Convertible Note*	—	150,000	6,625	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	5,333	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	3,667	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	2,958	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	1,375	—	—	—	150,000	150,000
Hera Systems, Inc. Convertible Note*	—	150,000	167	—	—	—	150,000	150,000
Hera Systems, Inc. Series B Preferred*	199,913	—	—	—	—	29,566	229,479	7,039,203
Hera Systems, Inc. Series B Warrants*	19,789	—	—	—	—	2,996	22,785	700,000
Hera Systems, Inc. Series B Warrants*	175,696	—	—	—	—	26,600	202,296	6,214,922
Hera Systems, Inc. Series B Warrants*	346,307	—	—	—	—	52,431	398,738	12,250,000
Hera Systems, Inc. Series B Warrants*	148,418	—	—	—	—	22,470	170,888	5,250,000
IntraOp Medical Corp. Series C Preferred*	4,976,452	—	—	—	—	(4,306,390)	670,062	26,856,187

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
IntraOp Medical Corp. Convertible Note*	$1,300,000	$—	$240,279	$—	$—	$—	$1,300,000	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	88,550	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	89,188	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	168,986	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	83,661	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	400,000	—	65,844	—	—	—	400,000	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	79,747	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	118,279	—	—	—	750,000	750,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	105,249	—	—	—	1,000,000	1,000,000
IntraOp Medical Corp. Convertible Note*	—	500,000	421	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	34,726	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	20,753	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	17,877	—	—	—	500,000	500,000
IntraOp Medical Corp. Convertible Note*	—	1,000,000	29,178	—	—	—	1,000,000	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
IntraOp Medical Corp. Convertible Note*	$—	$500,000	$10,274	$—	$—	$—	$500,000	$500,000
IntraOp Medical Corp. Convertible Note*	—	500,000	6,781	—	—	—	500,000	500,000
IntraOp Medical Corp. Term Note*	3,000,000	—	240,003	—	—	—	3,000,000	3,000,000
IntraOp Medical Corp. Term Note*	2,000,000	—	160,000	—	—	—	2,000,000	2,000,000
IntraOp Medical Corp. Convertible Note*	10,961,129	—	2,175,191	—	—	—	10,961,129	10,961,129
Pivotal Systems CDI (1)*	22,530,347	—	—	(15,604,355)	11,753,038	(9,391,259)	9,287,771	14,589,506
Revasum, Inc. CDI (1)*	12,637,451	13,512,264	—	—	—	8,829,373	21,466,824	46,834,340
Silicon Genesis Corp., Common Stock *	369	—	—	—	—	(92)	277	921,892
Silicon Genesis Corp., Common Warrants*	6	—	—	—	—	(3)	3	37,982
Silicon Genesis Corp., Common Warrants*	100	—	—	—	—	(100)	—	—
Silicon Genesis Corp., Common Warrants*	60	—	—	—	—	(60)	—	—
Silicon Genesis Corp., Series 1-C Preferred*	3,325	—	—	—	—	(1,335)	1,990	82,914
Silicon Genesis Corp., Series 1-D Preferred*	8,763	—	—	—	—	(3,488)	5,275	850,830
Silicon Genesis Corp., Series 1-E Preferred*	567,596	—	—	—	—	(114,090)	453,506	5,704,480
Silicon Genesis Corp., Series 1-F Preferred*	125,462	—	—	—	—	(25,275)	100,187	912,453
Silicon Genesis Corp., Series 1-G Preferred*	562,359	—	—	—	—	(123,153)	439,206	48,370,793

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Silicon Genesis Corp., Series 1-H Preferred*	$62,762	$—	$—	$—	$—	$(12,485)	$50,277	837,942
SVXR, Inc., Preferred Stock Series A	5,377,578	—	—	—	—	(5,377,578)	—	8,219,454
UCT Coatings, Inc.Common Stock	1,074,300	—	—	—	—	(460,650)	613,650	1,500,000
Wrightspeed, Inc., Common Stock*	7,643	—	—	—	—	(6,517)	1,126	69,102
Wrightspeed, Inc., Common Stock Warrants*	12	—	—	—	—	(12)	—	—
Wrightspeed, Inc., Convertible Note*	4,929,015	—	682,682	—	—	—	4,929,015	4,929,015
Wrightspeed, Inc., Convertible Note*	750,000	—	95,569	—	—	—	750,000	750,000
Wrightspeed, Inc., Convertible Note*	900,000	—	113,625	—	—	—	900,000	900,000
Wrightspeed, Inc., Convertible Note*	1,050,000	—	131,157	—	—	—	1,050,000	1,050,000
Wrightspeed, Inc., Convertible Note*	400,000	—	49,494	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	375,000	—	46,187	—	—	—	375,000	375,000
Wrightspeed, Inc., Convertible Note*	400,000	—	49,007	—	—	—	400,000	400,000
Wrightspeed, Inc., Convertible Note*	2,000,000	—	244,063	—	—	—	2,000,000	2,000,000
Wrightspeed, Inc., Convertible Note*	—	1,400,000	145,600	—	—	—	1,400,000	1,400,000
Wrightspeed, Inc., Convertible Note*	—	1,200,000	105,600	—	—	—	1,200,000	1,200,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	76,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	64,355	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	53,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	45,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	300,000	10,100	—	—	—	300,000	300,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/20	PURCHASES/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/21	SHARES HELD AT 12/31/21
Wrightspeed, Inc., Convertible Note*	$—	$700,000	$20,533	$—	$—	$—	$700,000	700,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	24,333	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	13,000	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Convertible Note*	—	1,000,000	1,333	—	—	—	1,000,000	1,000,000
Wrightspeed, Inc., Preferred Stock- Series AA*	12,720,065	—	—	—	—	(10,942,997)	1,777,068	60,733,693
Wrightspeed, Inc., Preferred Stock Warrants- Series AA*	91,524	—	—	—	—	(84,024)	7,500	609,756
Total Affiliates and Controlled Investments	$98,772,992		$6,116,176		$11,753,038	$(21,652,946)	$90,118,729
Total Affiliates	6,451,878		—		—	(5,838,228)	613,650
Total Controlled Investments	$92,321,114		$6,116,176		$11,753,038	$(15,814,718)	$89,505,079

*	Controlled investments.
(1)	CDI CHESS Depositary Interests

As of December 31, 2022, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; Silicon Genesis Corp.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

As of December 31, 2022, our investments in IntraOp Medical Corp. (“IntraOp”) and Wrightspeed, Inc. (“Wrightspeed”) exceeded the 20% significance threshold in at least one of the tests under Rule 3-09 (the “Rule”). The Rule requires audited financial statements be attached as exhibits to the Form 10-K. However, because Wrightspeed’s audited financial statements are not yet available, summarized financial statement information will be provided as noted below which is a requirement of Rule 4-08(g) for investments that exceed 10% of one of the significance tests.

WRIGHTSPEED, INC.

BALANCE SHEET DATA AS OF:	12/31/2022	12/31/2021

Total Current Assets	$ 2,488,241	$ 4,198,248
Total Non-Current Assets	$ 110,775	$ 383,215
Total Current Liabilities	$ 37,590,276	$ 31,934,883
Total Non-Current Liabilities	$ 134,311	$ 134,311
Non-controlling interest	$ —	$ —

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/2022	12/31/2021	12/31/2020

Revenue	$ —	$ —	$ —
Gross Profits	$ —	$ —	$ —
Income/(loss) from operations	$ (5,122,665)	$ (11,332,253)	$ (9,115,909)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	$ (7,658,198)	$ (13,748,238)	$ (10,300,084)
Net Income/(loss) attributable to non-controlling interest	$ —	$ —	$ —

As of December 31, 2022, Revasum, Inc. (“Revasum”) and Hera Systems, Inc. (“Hera”) exceeded the 10% threshold (but less than 20%) in at least one of the three tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for Hera and Revasum.

HERA SYSTEMS, INC.

BALANCE SHEET DATA AS OF:	12/31/2022	12/31/2021
Total Current Assets	$ 6,108,143	$ 261,528
Total Non-Current Assets	$ 140,285	$ 1,949,018
Total Current Liabilities	$ 11,571,082	$ 3,407,132
Total Non-Current Liabilities	$ 1,203,300	$ 1,748,021
Non-controlling interest	$ —	$ —

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/2022	12/31/2021	12/31/2020
Revenue	$ 4,541,826	$ —	$ —
Gross Profits	$ 339,482	$ —	$ —
Income/(loss) from operations	$ 1,180,839	$ (1,537,472)	$ (1,635,629)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	$ 3,581,348	$ (2,455,401)	$ (2,535,886)
Net Income/(loss) attributable to non-controlling interest	$ —	$ —	$ —

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2022

REVASUM, INC.

BALANCE SHEET DATA AS OF:	1/1/2023	1/2/2022
Total Current Assets	$ 13,721,000	$ 15,419,000
Total Non-Current Assets	$ 4,405,000	$ 7,123,000
Total Current Liabilities	$ 10,134,000	$ 5,991,000
Total Non-Current Liabilities	$ —	$ 728,000
Non-controlling interest	$ —	$ —

INCOME STATEMENT DATA FOR THE YEARS ENDED:	1/1/2023	1/2/2022	1/3/2021
Revenue	$ 14,749,000	$ 13,710,000	$ 15,368,000
Gross Profits	$ 4,403,000	$ 4,843,000	$ 4,888,000
Income/(loss) from operations	$ (7,895,000)	$ (5,244,000)	$ (8,927,000)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	$ (8,933,000)	$ (1,965,000)	$ (9,156,000)
Net Income/(loss) attributable to non-controlling interest	$ —	$ —	$ —

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

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued. Subsequent to year end, private securities with an approximate aggregate value of $498 thousand were sold. Included in the sale of private securities is the sale of all the securities of Silicon Genesis Corp. held by the Fund.

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2022, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, Tait, Weller & Baker LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears on page 41 herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

Part III

Item 10.     Directors, Executives Officers And Corporate Governance

Information required by this item will be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2023 (the “2023 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2022, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11.     Executive Compensation

Information required by this item will be contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

Information required by this item will be contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.     Exhibits, Financial Statements Schedules

1. Financial Statements

The following financial statements of the Company are filed as part of this report:

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	39
Statement of Assets and Liabilities as of December 31, 2022	43
Schedule of Investments as of December 31, 2022	44
Statement of Operations as of December 31, 2022	60
Statement of Cash Flows as of December 31, 2022	61
Statement of Changes in Net Assets as of December 31, 2022	62
Financial Highlights	63
Notes to Financial Statements	65

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 30, 2023	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 30, 2023
Kevin Landis

*	Director	March 30, 2023
Greg Burglin

*	Director	March 30, 2023
Kimun Lee

*	Director	March 30, 2023
Nicholas Petredis

*	Director	March 30, 2023
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
3.1	Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
3.2	Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.
3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2021.
10.1	Registrant’s Dividend Reinvestment Plan is incorporated by reference to Exhibit (e) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.2	Form of Investment Management Agreement between Registrant and SiVest Group, Inc. (now known as Firsthand Capital Management, Inc.) is incorporated by reference to Exhibit (g) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.3	Form of Custodian Services Agreement between Registrant and PFPC Trust Company is incorporated by reference to Exhibit (j) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.4	Form of Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(1) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.4.1	Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. as filed with the Securities and Exchange Commission on March 18, 2019.
10.5	Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to Exhibit (j)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.
10.6	Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
14.1	Registrant’s Code of Ethics for Principal Executive and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
24.1	Power of Attorney is incorporated by reference to Exhibit 24 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith.

Exhibit Number	Descriptions
99.1	Separate Financial Statements of IntraOp Medical Corporation filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-filed herewith.

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
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