Form 10-K/A
period 2022-12-31
Firsthand Technology Value Fund, Inc.
filed 2023-04-05
CIK 1495584

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

Amended solely to update the Report of Independent Registered Public Accounting Firm.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2023 expressed an unqualified opinion.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements) of the Company, and our report dated March 28, 2023 expressed an unqualified opinion.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: April 5, 2023	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	April 5, 2023
Kevin Landis

*	Director	April 5, 2023
Greg Burglin

*	Director	April 5, 2023
Kimun Lee

*	Director	April 5, 2023
Nicholas Petredis

*	Director	April 5, 2023
Rodney Yee

* Signed by Kevin Landis pursuant to powers of attorney.

EXHIBIT INDEX

Exhibit Number	Descriptions
3.1	Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
3.2	Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.
3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2021.
10.1	Registrant’s Dividend Reinvestment Plan is incorporated by reference to Exhibit (e) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.2	Form of Investment Management Agreement between Registrant and SiVest Group, Inc. (now known as Firsthand Capital Management, Inc.) is incorporated by reference to Exhibit (g) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.3	Form of Custodian Services Agreement between Registrant and PFPC Trust Company is incorporated by reference to Exhibit (j) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.4	Form of Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(1) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
10.4.1	Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. as filed with the Securities and Exchange Commission on March 18, 2019.
10.5	Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to Exhibit (j)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.
10.6	Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.
14.1	Registrant’s Code of Ethics for Principal Executive and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
24.1	Power of Attorney is incorporated by reference to Exhibit 24 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 21, 2012.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith.

Exhibit Number	Descriptions
99.1	Separate Financial Statements of IntraOp Medical Corporation filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-filed herewith.

Privacy Notice

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

FACTS	WHAT DOES FIRSTHAND TECHNOLOGY VALUE FUND, INC. DO WITH YOUR PERSONAL INFORMATION?
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