Form 10-Q
period 2023-03-31
Firsthand Technology Value Fund, Inc.
filed 2023-05-15
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2023

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of March 31, 2023 (Unaudited) and December 31, 2022	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2023, and March 31, 2022	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2023 and March 31, 2022	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2023, and March 31, 2022	6
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2023 (Unaudited) (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), and for the Year Ended December 31, 2018 (Consolidated)	7
Consolidated Schedule of Investments as of March 31, 2023 (Unaudited) and for the Year Ended December 31, 2022	9
Notes to Consolidated Financial Statements (Unaudited)	24
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	52
PART II. OTHER INFORMATION	53
Item 1. Legal Proceedings	54
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 4. Mine Safety Disclosures	54
Item 5. Other Information	54
Item 6. Exhibits	54
SIGNATURES	55

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2023 (UNAUDITED)		AS OF DECEMBER 31, 2022
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,954,831	*	$1,772,422	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,091,932		140,355,353
Total acquisition cost	$134,708,998		$142,790,010
Unaffiliated investments at market value	$954,831	*	$772,422	*
Affiliated investments at market value	202,672		337,500
Controlled investments at market value	34,204,332		39,012,002
Total Market value** (Note 6)	35,361,835		40,121,924
Foreign currency at value (cost $3,235 and $3,235)	3,342		3,404
Receivable from dividends and interest	182,777		14,463
Other assets	72,629		64,066
Total Assets	35,620,583		40,203,857
LIABILITIES
Due to Custodian	10,000		—
Payable to affiliates (Note 4)	9,410,294		9,188,187
Trustees’ fees payable	50,000		50,000
Consulting fee payable	66,000		46,000
Accrued expenses and other payables	216,922		310,079
Total Liabilities	9,753,216		9,594,266
NET ASSETS	$25,867,367		$30,609,591

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(150,910,248)		(146,168,024)
NET ASSETS	$25,867,367		$30,609,591

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$3.75		$4.44

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/23 and 12/31/22 were 4.70% and 4.13%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2023	MARCH 31, 2022
INVESTMENT INCOME
Unaffiliated interest	$42,279	$35,238
Affiliated/controlled interest	148,983	1,901,052
TOTAL INVESTMENT INCOME	191,262	1,936,290

EXPENSES
Investment advisory fees (Note 4)	192,820	489,772
Administration fees	28,503	29,579
Custody fees	2,160	5,807
Transfer agent fees	7,878	9,977
Registration and filing fees	8,704	8,334
Professional fees	65,769	69,222
Printing fees	14,548	18,740
Trustees fees	18,750	50,000
Compliance fees	29,288	29,287
Miscellaneous fees	20,931	22,147
TOTAL GROSS EXPENSES	389,351	732,865
NET INVESTMENT INCOME	(198,089)	1,203,425
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(7,864,997)	183,913
Foreign currency	—	2,660
Net realized gains (losses)	(7,864,997)	186,573
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	—	191,876
Affiliated/controlled investments and foreign currency	2,557,271	(9,037,774)
Affiliated/controlled warrants investments (1)	763,591	105,958
Net change in unrealized appreciation (depreciation)	3,320,862	(8,739,940)
Net Realized and Unrealized (Loss) on Investments	(4,544,135)	(8,553,367)
Net Decrease In Net Assets Resulting From Operations	$(4,742,224)	$(7,349,942)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.69)	$(1.07)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(4,742,224)	$(7,349,942)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities	—	—
Proceeds from disposition of investments	498,424	808,955
Net purchases/sales from short-term investments	(282,470)	(426,644)
Increase (decrease) in dividends, interest, and reclaims receivable	(168,314)	(1,824,186)
Increase (decrease) in due to Custodian	10,000	—
Increase (decrease) in receivable in investment sold	—	(339,624)
Increase (decrease) in payable to affiliates	222,107	519,060
Increase (decrease) in other assets	(8,563)	(8,233)
Increase (decrease) in accrued expenses and other payables	(73,157)	131,388
Net realized gain (loss) from investments	7,864,997	(186,573)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	(3,320,862)	8,739,940
Net cash provided by (used in) operating activities	(62)	64,141

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	(62)	64,141
Cash and foreign currency - beginning of period	3,404	—
Cash and foreign currency - end of period	$3,342	$64,141

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
FROM OPERATIONS:
Net investment income	$(198,089)	$1,203,425
Net realized gain (loss) from security transactions and foreign currency	(7,864,997)	186,573
Net change in unrealized appreciation (depreciation) on investments, other assets, and warrants transactions	3,320,862	(8,739,940)
Net decrease in net assets from operations	(4,742,224)	(7,349,942)

TOTAL DECREASE IN NET ASSETS	(4,742,224)	(7,349,942)

NET ASSETS:
Beginning of period	30,609,591	94,754,624
End of period	$25,867,367	$87,404,682

COMMON STOCK ACTIVITY:
Shares repurchased	—	—
Net increase in shares outstanding	—	—
Shares outstanding, beginning of period	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
Net asset value at beginning of period	$4.44		$13.75	$14.82	$17.70	$26.69	$23.83
Income from investment operations:
Net investment income (loss), before deferred taxes	(0.03)		(1.81)	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)
Deferred tax benefit	—		—	—	—	(0.08)	0.07
Net investment gain (losses)	(0.03)		(1.81)	0.44	0.09	0.82	(1.22)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(0.66)		(7.50)	(1.51)	(2.30)	(12.15)	5.13
Deferred tax expense	—		—	—	(1.13)	2.34	(1.23)
Net realized and unrealized gains (losses) on investments, after deferred taxes	(0.66)		(7.50)	(1.51)	(3.43)	(9.81)	3.90
Total from investment operations	(0.69)		(9.31)	(1.07)	(3.34)	(8.99)	2.68

Distributions from:
Realized capital gains	—		—	—	—	—	(0.03)
Anti-dilutive effect from capital share transactions	—		—	—	0.46	—	0.21
Net asset value at end of period	$3.75		$4.44	$13.75	$14.82	$17.70	$26.69

Market value at end of period	$0.95		$0.95	$4.01	$4.47	$6.43	$11.20

Total Return
Based on Net Asset Value	(15.54	)%(A)	(67.71)%	(7.22)%	(16.27)%	(33.68)%	12.39%
Based on Market Value	—	(A)	(76.31)%	(10.29)%	(30.48)%	(42.59)%	25.43%
Net assets at end of period (millions)	$25.9		$30.6	$94.8	$102.1	$127.1	$191.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)		FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	5.59	%(B)	4.11%	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	—	8.02	%(5)	(9.91)%		4.43%
Total expenses	5.59	%(B)	4.11%	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)
Total expenses, excluding incentive fees and deferred tax expense	5.59	%(B)	4.11%	3.12%	3.10%		2.80%		2.77%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	(2.84	)%(B)	(20.96)%	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)
Deferred tax benefit (4)(6)	—		—	—	—		(0.33)%		0.28%
Net investment income (loss)	(2.84	)%(B)	(20.96)%	2.94%	0.64%		3.60%		(4.65)%
Portfolio turnover rate	0	%(A)	15%	16%	13%		18%		44%

(1)	Calculated using average shares outstanding.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$3,210
(1.9%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	1,950,000	1,950,000	488,901
					492,111

HERA SYSTEMS, INC. (34.7%) Aerospace	Convertible Note Matures December 2024 Interest Rate 5% (1)(2)(4)	12/29/2022	1,200,000	1,200,000	1,200,000
	Convertible Note Matures December 2024 Interest Rate 10% (1)(2)(4)	12/29/2022	5,359,791	5,359,791	5,359,791
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	19,356
	Preferred Stock - Series B *(1)(2)(4)	8/7/17-2/1/19	7,039,203	6,587,102	494,279
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	186,078
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18-9/4/18	12,250,000	0	859,148
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	368,206
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	435,881
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	49,094
					8,971,833

INTRAOP MEDICAL CORP. (55.3%)Medical Devices	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	12/31/2018	10,961,129	10,961,129	5,642,066
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/12/2019	1,300,000	1,300,000	669,154
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/11/2019	500,000	500,000	257,367

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/29/2019	500,000	$500,000	$257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	2/27/2020	1,000,000	1,000,000	514,734
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	3/25/2020	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	5/8/2020	400,000	400,000	205,894
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/31/2020	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	8/28/2020	750,000	750,000	386,050
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	4/20/2021	1,000,000	1,000,000	514,734
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	6/10/2021	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/16/2021	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	9/22/2021	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/6/2021	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/22/2021	1,000,000	1,000,000	514,734

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	11/12/2021	500,000	$500,000	$257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	11/29/2021	500,000	500,000	257,367
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	2/28/2022	200,000	200,000	102,947
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	3/30/2022	150,000	150,000	77,210
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	4/6/2022	350,000	350,000	180,157
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)	6/10/2022	700,000	700,000	360,314
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,938	0
	Term Note Matures December 2023 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	1,544,202
	Term Note Matures December 2023 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	1,029,468
					14,315,334

KYMA, INC. (0.4%) Advanced Materials	Convertible Note Matures March 2024 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (24.7%)	CDIs *(2)	11/14/16-10/3/22	39,774,889	$9,268,219	$6,381,006
Semiconductor Equipment

UCT COATINGS, INC. (0.8%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	202,672
Advanced Materials

WRIGHTSPEED, INC. (15.6%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	286
Automotive	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/7/2019	4,929,015	4,929,015	714,707
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	8/12/2020	750,000	750,000	108,750
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	9/10/2020	900,000	900,000	130,500
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/13/2020	1,050,000	1,050,000	152,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/11/2020	400,000	400,000	58,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/24/2020	375,000	375,000	54,375
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/11/2020	400,000	400,000	58,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/23/2020	2,000,000	2,000,000	290,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	2/23/2021	1,400,000	1,400,000	203,000

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.(continued)	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	4/12/2021	1,200,000	$1,200,000	$174,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	5/18/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/22/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	7/26/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	8/19/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	9/22/2021	300,000	300,000	43,500
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/5/2021	700,000	700,000	101,500
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/20/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/23/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/28/2021	1,000,000	1,000,000	145,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	2/23/2022	200,000	200,000	29,000
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	3/11/2022	185,000	185,000	26,825

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.(continued)	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	4/14/2022	65,000	$65,000	$9,425
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	5/10/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	5/26/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/10/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	6/28/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	7/13/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	7/28/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	8/12/2022	250,000	250,000	36,250
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	10/21/2022	135,000	135,000	19,575
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	11/14/2022	165,000	165,000	23,925
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	12/9/2022	125,000	125,000	18,125
	Convertible Note Matures June 2023 Interest Rate 12% (1)(2)(4)(6)	1/10/2023	100,000	100,000	14,500
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19-7/20/20	60,733,693	17,355,887	543,346

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

MARCH 31, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.(continued)	Preferred Stock Warrants - Series AA *(1)(2)(4)	6/7/2019	609,756	$0	$1,709
					4,044,048

INVESTMENT COMPANY (3.3%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	854,831	854,831	854,831

TOTAL INVESTMENTS (Cost $134,708,998) — 136.7%					$35,361,835

LIABILITIES IN EXCESS OF OTHER ASSETS — (36.7)%					(9,494,468)

NET ASSETS — 100.0%					$25,867,367

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interest

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At March 31, 2023, we held $28,125,998 (or 108.7% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (108.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on March 31, 2023 valuation no such interest accrued during period ended March 31, 2023.

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

CDI: CHESS Depositary Interest.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (See note 3). At December 31, 2022, we held $35,929,006 (or 117.3% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security.
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues over the life of the Note and is not payable until maturity. An interest adjustment was made during the year ending December 31, 2022 of approximately $21,400,000.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

MARCH 31, 2023 (UNAUDITED)

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

MARCH 31, 2023 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On March 31, 2023, our financial statements include venture capital investments valued at approximately 28.1 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2023, we held $28,125,998 in restricted securities. At December 31, 2022, we held $35,929,006. in restricted securities.

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

MARCH 31, 2023 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

The average quarterly volume of the Company’s derivatives during the three months ended March 31, 2023 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	1,146,353	—

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

MARCH 31, 2023 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2023, there were no incentive fee adjustments. For the three months ended March 31, 2023, there were no incentive fee adjustments.

NOTE 5. DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

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

APPROACHES TO DETERMINING FAIR VALUE. GAAP. defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In effect, GAAP applies fair value terminology to all valuations whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

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

MARCH 31, 2023 (UNAUDITED)

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

MARCH 31, 2023 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2022:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$202,672
Automotive	—	—	286
Equipment Leasing	—	—	3,210
Semiconductor Equipment	6,381,006	—	—
Total Common Stocks	6,381,006	—	206,168
Preferred Stocks
Aerospace	—	—	699,713
Automotive	—	—	543,346
Equipment Leasing	—	—	488,901
Total Preferred Stocks	—	—	1,731,960
Asset Derivatives *
Equity Contracts	—	—	1,714,038
Total Asset Derivatives	—	—	1,714,038
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	6,559,791
Automotive	—	—	3,498,707
Medical Devices	—	—	14,315,334
Total Convertible Notes	—	—	24,473,832
Mutual Funds	854,831	—	—
Total	$7,235,837	$—	$28,125,998

*	Asset derivatives include warrants.

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

MARCH 31, 2023 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/22	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 03/31/23
Common Stocks
Advanced Materials	$337,500	$—	$—	$—	$(134,828)	$—	$202,672
Automotive	546	—	—	—	(260)	—	286
Equipment Leasing	11,130	—	—	—	(7,920)	—	3,210
Intellectual Property	111	—	(7,966)	(161,079)	168,934	—	—
Total Common Stocks	349,287	—	(7,966)	(161,079)	25,926	—	206,168
Preferred Stocks
Aerospace	384,067	—	—	—	315,646	—	699,713
Automotive	1,049,478	—	—	—	(506,132)	—	543,346
Equipment Leasing	865,995	—	—	—	(377,094)	—	488,901
Intellectual Property	737,112	—	(490,458)	(7,697,239)	7,450,585	—	—
Total Preferred Stocks	3,036,652	—	(490,458)	(7,697,239)	6,883,005	—	1,731,960
Asset Derivatives
Equity Contracts	957,125	—	—	(6,678)	763,591	—	1,714,038
Total Asset Derivatives	957,125	—	—	(6,678)	763,591	—	1,714,038
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	6,559,791	—	—	—	—	—	6,559,791
Automotive	7,809,430	100,000	—	—	(4,410,723)	—	3,498,707
Medical Devices	17,116,721	—	—	—	(2,801,387)	—	14,315,334
Total Convertible Notes	31,585,942	100,000	—	—	(7,212,110)	—	24,473,832
Total	$35,929,006	$100,000	$(498,424)	$(7,864,996)	$460,412	$—	$28,125,998

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of March 31, 2023 was $(7,165,783).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2023:

	FAIR VALUE AT 3/31/23	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.3M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(2) Revenue Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3)	5.5x (5.5x) 0.7x – 1.0x (0.8x) 5 years (5 years) 50.0% (50.0%) 3.60% (3.60%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$9.0M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2)	2.3x – 2.6x (2.3x) 5 years (5 years) 60.0% (60.0%) 3.60% (3.60%)
Direct venture capital investments: Automotive	$4.0M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3) Going Concern Probability(2)	5 years (5 years) 50.0% (50.0%) 3.60% (3.60%) 0.0% - 22.7% (0.0%) 5% (5%)
Direct venture capital investments: Equipment Leasing	$0.5M	Market Comparable Companies Liquidation Value Option Pricing Model	EBITDA Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2)	2.9x – 4.1x (3.6x) 5 years (5 years) 50.0% (50.0%) 3.60% (3.60%)
Direct venture capital investments: Medical Devices	$14.3M	Market Comparable Companies	Revenue Multiple(2)	2.2x – 2.7x (2.5x)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

MARCH 31, 2023 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2023.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$1,714,038
Gross unrealized depreciation	(101,061,201)
Net unrealized (depreciation)	$(99,347,163)
Federal income tax cost, Investments	$134,708,998

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

The Company’s income tax provision consists of the following as of December 31, 2022:

Deferred tax (expense)/benefit
Federal	$—
State	—
Total deferred tax (expense)/benefit	$—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

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

Components of the Company’s deferred tax assets and liabilities as of December 31, 2022 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward	$4,616,720
Capital loss carryforward	6,960,412
Net unrealized losses (gains) on investment securities	28,726,530
Total deferred tax assets, net	40,303,662
Valuation allowance	(40,303,662)
Net	$—

For the year ended December 31, 2022, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

The effective tax rate and statutory federal income tax rate for the three-month periods ended March 31, 2023 and 2022 were as follows:

	THREE MONTHS ENDED MARCH 31, 2023	THREE MONTHS ENDED MARCH 31, 2022
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ending March 31, 2023, is the result of changes to the deferred tax assets and related valuation allowance account. At March 31, 2023, the Company has established a full valuation allowance on its net deferred tax assets.

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

MARCH 31, 2023 (UNAUDITED)

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

As of December 31, 2022, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
Total	$24,876,380

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2023.

PURCHASES AND SALES
Purchases of investment securities	$0
Proceeds from sales and maturities of investment securities	$498,424

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

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

MARCH 31, 2023 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2022, through March 31, 2023, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/23	SHARES HELD AT 3/31/23
Equipment Leasing
EQX Capital, Inc. Common Stock*	$11,130	$—	$—	$—	$—	$(7,920)	$3,210	100,000
EQX Capital, Inc. Series A Preferred Stock*	865,995	—	—	—	—	(377,094)	488,901	1,950,000
Total Equipment Leasing	$877,125		$—		$—	$(385,014)	$492,111
Aerospace
Hera Systems, Inc. Convertible Note*	5,359,791	—	133,994	—	—	—	5,359,791	5,359,791
Hera Systems, Inc. Convertible Note*	1,200,000	—	14,989	—	—	—	1,200,000	1,200,000
Hera Systems, Inc. Series A Preferred*	4,735	—	—	—	—	14,621	19,356	3,642,324
Hera Systems, Inc. Series B Preferred*	275,585	—	—	—	—	218,694	494,279	7,039,203
Hera Systems, Inc. Series B Warrants*	478,608	—	—	—	—	380,540	859,148	12,250,000
Hera Systems, Inc. Series B Warrants*	242,817	—	—	—	—	193,064	435,881	6,214,922
Hera Systems, Inc. Series B Warrants*	205,118	—	—	—	—	163,088	368,206	5,250,000
Hera Systems, Inc. Series B Warrants*	27,349	—	—	—	—	21,745	49,094	700,000
Hera Systems, Inc. Series C Preferred*	103,747	—	—	—	—	82,331	186,078	2,650,000
Total Aerospace	$7,897,750		$148,983		$—	$1,074,083	$8,971,833
Medical Devices
IntraOp Medical Corp. Convertible Note*	6,746,169	—	—	—	—	(1,104,103)	5,642,066	10,961,129

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/23	SHARES HELD AT 3/31/23
IntraOp Medical Corp. Convertible Note*	$800,102	$—	$—	$—	$—	$(130,948)	$669,154	1,300,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(50,364)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(50,364)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	1,846,389	—	—	—	—	(302,187)	1,544,202	3,000,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(100,729)	514,734	1,000,000
IntraOp Medical Corp. Convertible Note*	246,185	—	—	—	—	(40,291)	205,894	400,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(50,364)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	461,597	—	—	—	—	(75,547)	386,050	750,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(50,364)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(50,365)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(50,365)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(100,729)	514,734	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(50,365)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(100,729)	514,734	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(50,365)	257,367	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/23	SHARES HELD AT 3/31/23
IntraOp Medical Corp. Convertible Note*	$307,732	$—	$—	$—	$—	$(50,365)	$257,367	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(50,365)	257,367	500,000
IntraOp Medical Corp. Convertible Note*	123,093	—	—	—	—	(20,146)	102,947	200,000
IntraOp Medical Corp. Convertible Note*	430,824	—	—	—	—	(70,510)	360,314	700,000
IntraOp Medical Corp. Convertible Note*	92,319	—	—	—	—	(15,109)	77,210	150,000
IntraOp Medical Corp. Convertible Note*	215,412	—	—	—	—	(35,255)	180,157	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	1,230,926	—	—	—	—	(201,458)	1,029,468	2,000,000
Total Medical Devices	$17,116,721		$—		$—	$(2,801,387)	$14,315,334
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,520,496	—	—	—	—	2,860,511	6,381,006	39,774,889
Total Semiconductor Equipment	$3,520,496		$—		$—	$2,860,511	$6,381,006
Intellectual Property
Silicon Genesis Corp. Common Stock*	111	—	—	(7,966)	(161,080)	168,935	—	—
Silicon Genesis Corp. Common Warrants*	1	—	—	(1)	(6,677)	6,677	—	—
Silicon Genesis Corp. Series 1-G Preferred*	306,671	—	—	(417,972)	(3,462,620)	3,573,921	—	—
Silicon Genesis Corp. Series 1-H Preferred*	35,529	—	—	(7,241)	(929,654)	901,366	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/23	SHARES HELD AT 3/31/23
Silicon Genesis Corp. Series 1-D Preferred*	$2,552	$—	$—	$(7,351)	$(424,549)	$429,348	$—	—
Silicon Genesis Corp. Series 1-E Preferred*	320,592	—	—	(49,292)	(2,323,111)	2,051,811	—	—
Silicon Genesis Corp. Series 1-F Preferred*	70,806	—	—	(7,885)	(448,504)	385,583	—	—
Silicon Genesis Corp. Series 1-C Preferred Stock*	962	—	—	(716)	(108,802)	108,556	—	—
Total Intellectual Property	$737,224		$—		$(7,864,997)	$7,626,197	$—
Advanced Materials
UCT Coatings, Inc. Common Stock	337,500	—	—	—	—	(134,828)	202,672	1,500,000
Total Advanced Materials	$337,500		$—		$—	$(134,828)	$202,672
Automotive
Wrightspeed, Inc. Common Stock*	546	—	—	—	—	(260)	286	69,102
Wrightspeed, Inc. Convertible Note*	65,000	—	—	—	—	(36,000)	29,000	200,000
Wrightspeed, Inc. Convertible Note*	60,125	—	—	—	—	(33,300)	26,825	185,000
Wrightspeed, Inc. Convertible Note*	21,125	—	—	—	—	(11,700)	9,425	65,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	227,500	—	—	—	—	(126,000)	101,500	700,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	43,875	—	—	—	—	(24,300)	19,575	135,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/23	SHARES HELD AT 3/31/23
Wrightspeed, Inc. Convertible Note*	$53,625	$—	$—	$—	$—	$(29,700)	$23,925	165,000
Wrightspeed, Inc. Convertible Note*	40,625	—	—	—	—	(22,500)	18,125	125,000
Wrightspeed, Inc. Convertible Note*	—	100,000	—	—	—	(85,500)	14,500	100,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(45,000)	36,250	250,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,601,930	—	—	—	—	(887,223)	714,707	4,929,015
Wrightspeed, Inc. Convertible Note*	243,750	—	—	—	—	(135,000)	108,750	750,000
Wrightspeed, Inc. Convertible Note*	292,500	—	—	—	—	(162,000)	130,500	900,000
Wrightspeed, Inc. Convertible Note*	121,875	—	—	—	—	(67,500)	54,375	375,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(72,000)	58,000	400,000
Wrightspeed, Inc. Convertible Note*	341,250	—	—	—	—	(189,000)	152,250	1,050,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000
Wrightspeed, Inc. Convertible Note*	390,000	—	—	—	—	(216,000)	174,000	1,200,000
Wrightspeed, Inc. Convertible Note*	455,000	—	—	—	—	(252,000)	203,000	1,400,000
Wrightspeed, Inc. Convertible Note*	650,000	—	—	—	—	(360,000)	290,000	2,000,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(72,000)	58,000	400,000
Wrightspeed, Inc. Convertible Note*	97,500	—	—	—	—	(54,000)	43,500	300,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(180,000)	145,000	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

MARCH 31, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/23	SHARES HELD AT 3/31/23
Wrightspeed, Inc. Series AA Preferred*	$1,049,478	$—	$—	$—	$—	$(506,132)	$543,346	60,733,693
Wrightspeed, Inc. Series AA Warrants*	3,232	—	—	—	—	(1,523)	1,709	609,756
Total Automotive	$8,862,686		$—		$—	$(4,918,638)	$4,044,048
Total Affiliates and Controlled Investments	$39,349,502		$148,983		$(7,864,997)	$3,320,924	$34,407,004
Total Affiliates	337,500		—		—	(134,828)	202,672
Total Controlled Investments	$39,012,002		$148,983		$(7,864,997)	$3,455,752	$34,204,332

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interest

As of March 31, 2023, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $35.4 million as of March 31, 2023, as compared to approximately $40.2 million as of December 31, 2022.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022
Medical Devices	55.3%	55.9%
Aerospace	34.7%	25.8%
Semiconductor Equipment	24.7%	11.5%
Automotive	15.6%	29.0%
Equipment Leasing	1.9%	2.9%
Advanced Materials	1.2%	1.4%
Intellectual Property	0.0%	2.4%
Exchange-Traded/Money Market Funds	3.3%	2.2%
Other Assets in Excess of Liabilities	(36.7%)	(31.1%)
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

The following information is a comparison for the three months ended March 31, 2023 and March 31, 2023

INVESTMENT INCOME

For the three months ended March 31, 2023, we had investment income of $191,262 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

For the three months ended March 31, 2022, we had investment income of $1,936,290 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to accruing interest on IntraOp and Wrightspeed notes.

OPERATING EXPENSES

Operating expenses totaled approximately $389,351 during the three months ended March 31, 2023, and $732,865 during the three months ended March 31, 2022.

Significant components of net operating expenses for the three months ended March 31, 2023, were management fee expense of $192,820, and professional fees (audit, legal, and consulting) of $65,769.

Significant components of net operating expenses for the three months ended March 31, 2022, were management fee expense of $489,772, and professional fees (audit, legal, and consulting) of $69,222.

The lower level of net operating expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(198,089) for the three months ended March 31, 2023, and $1,203,425 for the three months ended March 31, 2022.

The lower net investment income in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to no longer accruing interest on IntraOp and Wrightspeed notes.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the three-month periods ended March 31, 2023, and March 31, 2022, is shown below.

Three Months Ended March 31, 2023
Realized losses	$(7,864,997)
Net change in unrealized depreciation on investments	3,320,862
Net realized and unrealized gains/(losses) on investments	$(4,544,135)

As of March 31, 2023
Gross unrealized appreciation on portfolio investments	$1,714,038
Gross unrealized depreciation on portfolio investments	(101,061,201)
Net unrealized depreciation on portfolio investments	$(99,347,163)

Three Months Ended March 31, 2022
Realized gains	$186,573
Net change in unrealized depreciation on investments	(8,739,940)
Net realized and unrealized gains/(losses) on investments	$(8,553,367)

As of March 31, 2022
Gross unrealized appreciation on portfolio investments	$21,263,466
Gross unrealized depreciation on portfolio investments	(84,101,950)
Net unrealized depreciation on portfolio investments	$(62,838,484)

During the three months ended March 31, 2023, we recognized net realized losses of approximately $(7,864,997) from the sale of investments.

During the three months ended March 31, 2023, net unrealized depreciation on total investments decreased by $3,320,862. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a decrease in the fair value of our portfolio companies, notably IntraOp and Wrightspeed, and the sale of securities.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(4,742,224) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2023, was $(0.69).

For the three months ended March 31, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(7,349,942) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2022, was $(1.07).

The smaller decrease in net assets resulting from operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is due primarily to a decline in net realized and unrealized losses.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2023, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of March 31 2023, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: May 15, 2023
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