Form 10-Q
period 2023-06-30
Firsthand Technology Value Fund, Inc.
filed 2023-08-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2023

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2023 (Unaudited) and December 31, 2022	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2023, and June 30, 2022, and for the Six Months Ended June 30, 2023, and June 30, 2022	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2023, and June 30, 2022, and for the Six Months Ended June 30, 2023, and June 30, 2022	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended June 30, 2023, and June 30, 2022, and for the Six Months Ended June 30, 2023, and June 30, 2022	6
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2023 (Unaudited) (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), for the Year Ended December 31, 2019 (Consolidated), and for the Year Ended December 31, 2018 (Consolidated)	7
Consolidated Schedule of Investments as of June 30, 2023 (Unaudited) and for the Year Ended December 31, 2022	9
Notes to Consolidated Financial Statements (Unaudited)	24
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	54
PART II. OTHER INFORMATION	55
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	56
Item 4. Mine Safety Disclosures	56
Item 5. Other Information	56
Item 6. Exhibits	56
SIGNATURES	57

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2023 (UNAUDITED)		AS OF DECEMBER 31, 2022
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,667,150	*	$1,772,422	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,091,932		140,355,353
Total acquisition cost	$134,421,317		$142,790,010
Unaffiliated investments at market value	$667,150	*	$772,422	*
Affiliated investments at market value	266,091		337,500
Controlled investments at market value	19,679,716		39,012,002
Total Market value** (Note 6)	20,612,957		40,121,924
Foreign currency at value (cost $2,629 and $3,235)	2,703		3,404
Receivable from dividends and interest	279,358		14,463
Other assets	47,203		64,066
Total Assets	20,942,221		40,203,857
LIABILITIES
Payable to affiliates (Note 4)	9,586,630		9,188,187
Trustees’ fees payable	34,586		50,000
Consulting fee payable	46,000		46,000
Accrued expenses and other payables	175,949		310,079
Total Liabilities	9,843,165		9,594,266
NET ASSETS	$11,099,056		$30,609,591

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(165,678,559)		(146,168,024)
NET ASSETS	$11,099,056		$30,609,591

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$1.61		$4.44

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/23 and 12/31/22 were 4.98% and 4.13%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2023	JUNE 30, 2022	JUNE 30, 2023	JUNE 30, 2022
INVESTMENT INCOME
Unaffiliated interest	$(18,808)	$(45,718)	$23,471	$(10,480)
Affiliated/controlled interest	150,484	(3,767,193)	299,467	(1,866,141)
TOTAL INVESTMENT INCOME	131,676	(3,812,911)	322,938	(1,876,621)

EXPENSES
Investment advisory fees (Note 4)	146,723	386,024	339,543	875,796
Administration fees	29,001	28,348	57,504	57,927
Custody fees	4,440	8,308	6,600	14,115
Transfer agent fees	12,633	2,420	20,511	12,397
Registration and filing fees	8,801	8,427	17,505	16,761
Professional fees	96,540	116,483	162,309	185,705
Printing fees	85,923	26,203	100,471	44,943
Trustees fees	3,336	50,000	22,086	100,000
Compliance fees	29,612	29,613	58,900	58,900
Miscellaneous fees	21,770	24,320	42,701	46,467
TOTAL GROSS EXPENSES	438,779	680,146	828,130	1,413,011
NET INVESTMENT INCOME/(LOSS)	(307,103)	(4,493,057)	(505,192)	(3,289,632)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	—	(5,113,635)	(7,864,997)	(4,929,722)
Foreign currency	16	(714)	16	1,946
Net realized gains (losses)	16	(5,114,349)	(7,864,981)	(4,927,776)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	—	(87,762)	—	104,114
Affiliated/controlled investments and foreign currency	(13,505,591)	(27,284,454)	(10,948,320)	(36,322,228)
Affiliated/controlled warrants investments (1)	(955,633)	(628,865)	(192,042)	(522,907)
Net change in unrealized (depreciation)	(14,461,224)	(28,001,081)	(11,140,362)	(36,741,021)
Net Realized and Unrealized (Loss) on Investments	(14,461,208)	(33,115,430)	(19,005,343)	(41,668,797)
Net Decrease In Net Assets Resulting From Operations	$(14,768,311)	$(37,608,487)	$(19,510,535)	$(44,958,429)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(2.14)	$(5.45)	$(2.83)	$(6.52)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

 See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(14,768,311)	$(37,608,487)	$(19,510,535)	$(44,958,429)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(100,000)	—	(100,000)	—
Proceeds from disposition of investments	—	2,693,092	498,425	3,502,047
Net purchases/sales from short-term investments	387,743	(2,955,459)	105,273	(3,382,103)
Increase (decrease) in dividends, interest, and reclaims receivable	(96,581)	3,827,456	(264,896)	2,003,270
Increase (decrease) in due to Custodian	(10,000)	(13,589)	—	(13,589)
Increase (decrease) in receivable in investment sold	—	339,624	—	—
Increase (decrease) in payable to affiliates	176,336	415,637	398,443	934,697
Increase (decrease) in other assets	25,426	25,852	16,863	17,619
Increase (decrease) in accrued expenses and other payables	(76,387)	96,303	(149,544)	227,691
Net realized gain (loss) from investments	—	5,114,349	7,864,995	4,927,776
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	14,461,135	28,001,081	11,140,275	36,741,021
Net cash (used in) operating activities	(639)	(64,141)	(701)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	(639)	64,141	(701)	—
Cash and foreign currency - beginning of period	3,342	(64,141)	3,404	—
Cash and foreign currency - end of period	$2,703	$—	$2,703	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
FROM OPERATIONS:
Net investment income (loss)	$(307,103)	(4,493,057)	(505,192)	(3,289,632)
Net realized gain (loss) from security transactions and foreign currency	16	(5,114,349)	(7,864,981)	(4,927,776)
Net change in unrealized (depreciation) on investments, other assets, and warrants transactions	(14,461,224)	(28,001,081)	(11,140,362)	(36,741,021)
Net decrease in net assets from operations	(14,768,311)	(37,608,487)	(19,510, 535)	(44,958,429)

TOTAL DECREASE IN NET ASSETS	(14,768,311)	(37,608,487)	(19,510, 535)	(44,958,429)

NET ASSETS:
Beginning of period	25,867,367	87,404,682	30,609,591	94,754,624
End of period	$11,099,056	$49,796,195	$11,099,056	$49,796,195

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2023 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
Net asset value at beginning of period	$4.44		$13.75	$14.82	$17.70	$26.69	$23.83
Income from investment operations:
Net investment income (loss), before deferred taxes	(0.07)		(1.81)	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)
Deferred tax benefit	—		—	—	—	(0.08)	0.07
Net investment gain (losses)	(0.07)		(1.81)	0.44	0.09	0.82	(1.22)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(2.76)		(7.50)	(1.51)	(2.30)	(12.15)	5.13
Deferred tax expense	—		—	—	(1.13)	2.34	(1.23)
Net realized and unrealized gains (losses) on investments, after deferred taxes	(2.76)		(7.50)	(1.51)	(3.43)	(9.81)	3.90
Total from investment operations	(2.83)		(9.31)	(1.07)	(3.34)	(8.99)	2.68

Distributions from:
Realized capital gains	—		—	—	—	—	(0.03)
Anti-dilutive effect from capital share transactions	—		—	—	0.46	—	0.21
Net asset value at end of period	$1.61		$4.44	$13.75	$14.82	$17.70	$26.69

Market value at end of period	$0.63		$0.95	$4.01	$4.47	$6.43	$11.20

Total Return
Based on Net Asset Value	(63.74	)%(A)	(67.71)%	(7.22)%	(16.27)%	(33.68)%	12.39%
Based on Market Value	(33.68	)%(A)	(76.31)%	(10.29)%	(30.48)%	(42.59)%	25.43%
Net assets at end of period (millions)	$11.1		$30.6	$94.8	$102.1	$127.1	$191.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2023 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	7.16	%(B)	4.11%	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	—	8.02	%(5)	(9.91)%		4.43%
Total expenses	7.16	%(B)	4.11%	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)
Total expenses, excluding incentive fees and deferred tax expense	7.16	%(B)	4.11%	3.12%	3.10%		2.80%		2.77%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	(4.37	)%(B)	(20.96)%	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)
Deferred tax benefit (4)(6)	—		—	—	—		(0.33)%		0.28%
Net investment income (loss)	(4.37	)%(B)	(20.96)%	2.94%	0.64%		3.60%		(4.65)%
Portfolio turnover rate	0	%(A)(C)	15%	16%	13%		18%		44%

(1)	Calculated using average shares outstanding.

(2)	Amount includes the incentive fee. For the years ended December 31, 2019 and December 31, 2018, the ratio of the incentive fee to average net assets was (5.64)% and 3.98%, respectively.

(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).

(4)	The deferred tax expense and tax benefit are based on average net assets.

(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.

(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

(A)	Not Annualized.

(B)	Annualized.

(C)	Less than 1%

 See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$1,880
(3.5%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	1,950,000	1,950,000	383,756
					385,636

HERA SYSTEMS, INC. (68.7%) Aerospace	Convertible Note Matures December 2024 Interest Rate 10% (1)(2)(4)	12/29/2022	5,359,791	5,359,791	5,359,791
	Convertible Note Matures December 2024 Interest Rate 5% (1)(2)(4)	12/29/2022	1,200,000	1,200,000	1,200,000
	Preferred Stock - Series B *(1)(2)(4)	8/7/17-2/1/19	7,039,203	6,587,102	219,233
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	82,533
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	2,566
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	163,082
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18-9/4/18	12,250,000	0	380,524
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	193,055
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	21,744
					7,622,528

INTRAOP MEDICAL CORP. (45.4%) Medical Devices	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/11/2019	500,000	500,000	90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/22/2021	1,000,000	1,000,000	181,078
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/29/2019	500,000	500,000	90,539

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/6/2021	500,000	$500,000	$90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	11/12/2021	500,000	500,000	90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	11/29/2021	500,000	500,000	90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	12/31/2018	10,961,129	10,961,129	1,984,819
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	2/27/2020	1,000,000	1,000,000	181,078
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	2/28/2022	200,000	200,000	36,216
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	3/25/2020	500,000	500,000	90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	3/30/2022	150,000	150,000	27,162
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	4/20/2021	1,000,000	1,000,000	181,078
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	4/6/2022	350,000	350,000	63,377
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	5/8/2020	400,000	400,000	72,431
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	6/10/2021	500,000	500,000	90,539

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)	6/10/2022	700,000	$700,000	$126,755
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/12/2019	1,300,000	1,300,000	235,401
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/16/2021	500,000	500,000	90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/31/2020	500,000	500,000	90,539
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	8/28/2020	750,000	750,000	135,809
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	9/22/2021	500,000	500,000	90,539
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,939	0
	Term Note Matures December 2023 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	362,156
	Term Note Matures December 2023 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	543,234
					5,035,984

KYMA, INC. (0.9%) Advanced Materials	Convertible Note Matures March 2024 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (33.4%)	CDIs *(2)	11/14/16-10/3/22	39,774,889	$9,268,218	$3,709,446
Semiconductor Equipment

UCT COATINGS, INC. (2.4%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	266,091
Advanced Materials

WRIGHTSPEED, INC. (26.3%)	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	311
Automotive	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	1/10/2023	100,000	100,000	9,750
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/13/2020	1,050,000	1,050,000	102,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/20/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/21/2022	135,000	135,000	13,162
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/5/2021	700,000	700,000	68,250
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/11/2020	400,000	400,000	39,000
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/14/2022	165,000	165,000	16,088
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/23/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/24/2020	375,000	375,000	36,562

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.(continued)	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/11/2020	400,000	$400,000	$39,000
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/23/2020	2,000,000	2,000,000	195,000
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/28/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/9/2022	125,000	125,000	12,188
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	2/23/2021	1,400,000	1,400,000	136,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	2/23/2022	200,000	200,000	19,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	3/11/2022	185,000	185,000	18,037
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	4/12/2021	1,200,000	1,200,000	117,000
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	4/14/2022	65,000	65,000	6,337
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/10/2022	250,000	250,000	24,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/18/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/26/2022	250,000	250,000	24,375

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.(continued)	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/10/2022	250,000	$250,000	$24,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/22/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/28/2022	250,000	250,000	24,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/7/2019	4,929,015	4,929,015	480,579
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/13/2022	250,000	250,000	24,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/26/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/28/2022	250,000	250,000	24,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/12/2020	750,000	750,000	73,125
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/12/2022	250,000	250,000	24,375
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/19/2021	1,000,000	1,000,000	97,500
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	9/10/2020	900,000	900,000	87,750
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	9/22/2021	300,000	300,000	29,250

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

JUNE 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC.(continued)	Preferred Stock - Series AA *(1)(2)(4)	6/7/19-7/20/20	60,733,693	$17,355,887	$573,233
					2,926,122

INVESTMENT COMPANY (5.1%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	567,150	567,150	567,150

TOTAL INVESTMENTS (Cost $134,421,317) — 185.7%					$20,612,957

LIABILITIES IN EXCESS OF OTHER ASSETS — (85.7)%					(9,513,901)

NET ASSETS — 100.0%					$11,099,056

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI CHESS Depositary Interests

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At June 30, 2023, we held $16,336,361 (or 147.2% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (147.2% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on June 30, 2023 valuation no such interest accrued during period ended June 30, 2023.

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

JUNE 30, 2023 (UNAUDITED)

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

JUNE 30, 2023 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On June 30, 2023, our financial statements include venture capital investments valued at approximately 16.3 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2023, we held $16,336,361 in restricted securities. At December 31, 2022, we held $35,929,006. in restricted securities.

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

JUNE 30, 2023 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

The average monthly volume of the Company’s derivatives during the six months ended June 30, 2023 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	1,252,639	—

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

JUNE 30, 2023 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the six months ended June 30, 2023, there were no incentive fee adjustments.

NOTE 5. DEBT

The Company currently has no plan to use leverage and does not have any significant outstanding debt obligations (other than normal operating expense accruals).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

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

JUNE 30, 2023 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2023:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$266,091
Automotive	—	—	311
Equipment Leasing	—	—	1,880
Semiconductor Equipment	3,709,446	—	—
Total Common Stocks	3,709,446	—	268,282
Preferred Stocks
Aerospace	—	—	304,332
Automotive	—	—	573,233
Equipment Leasing	—	—	383,756
Total Preferred Stocks	—	—	1,261,321
Asset Derivatives *
Equity Contracts	—	—	758,405
Total Asset Derivatives	—	—	758,405
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	6,559,791
Automotive	—	—	2,352,578
Medical Devices	—	—	5,035,984
Total Convertible Notes	—	—	14,048,353
Mutual Funds	567,150	—	—
Total	$4,276,596	$—	$16,336,361

*	Asset derivatives include warrants.

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

JUNE 30, 2023 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/22	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 06/30/23
Common Stocks
Advanced Materials	$337,500	$—	$—	$—	$(71,409)	$—	$266,091
Automotive	546	—	—	—	(235)	—	311
Equipment Leasing	11,130	—	—	—	(9,250)	—	1,880
Intellectual Property	111	—	(7,966)	(161,079)	168,934	—	—
Total Common Stocks	349,287	—	(7,966)	(161,079)	88,040	—	268,282
Preferred Stocks
Aerospace	384,067	—	—	—	(79,735)	—	304,332
Automotive	1,049,478	—	—	—	(476,245)	—	573,233
Equipment Leasing	865,995	—	—	—	(482,239)	—	383,756
Intellectual Property	737,112	—	(490,459)	(7,697,238)	7,450,585	—	—
Total Preferred Stocks	3,036,652	—	(490,459)	(7,697,238)	6,412,366	—	1,261,321
Asset Derivatives
Equity Contracts	957,125	—	—	(6,678)	(192,042)	—	758,405
Total Asset Derivatives	957,125	—	—	(6,678)	(192,042)	—	758,405
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	6,559,791	—	—	—	—	—	6,559,791
Automotive	7,809,430	100,000	—	—	(5,556,852)	—	2,352,578
Medical Devices	17,116,721	—	—	—	(12,080,737)	—	5,035,984
Total Convertible Notes	31,585,942	100,000	—	—	(17,637,589)	—	14,048,353
Total	$35,929,006	$100,000	$(498,425)	$(7,864,995)	$(11,329,225)	$—	$16,336,361

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2023 was $ (18,952,188).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2023:

	FAIR VALUE AT 6/30/23	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.4M	Market Comparable Companies Option Pricing Model	Revenue Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3)	0.7x – 1.0x (0.9x) 5 years (5 years) 50.0% (50.0%) 4.13% (4.13%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$7.6M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2)	2.1x (2.1x) 5 years (5 years) 60.0% (60.0%) 4.13% (4.13%)
Direct venture capital investments: Automotive	$2.9M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3) Going Concern Probability(2)	5 years (5 years) 50.0% (50.0%) 4.13% (4.13%) 0.0% - 22.7% (0.0%) 5% (5%)
Direct venture capital investments: Equipment Leasing	$0.4M	Market Comparable Companies Liquidation Value Option Pricing Model	EBITDA Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2)	3.0x – 5.1x (4.0x) 5 years (5 years) 50.0% (50.0%) 4.13% (4.13%)
Direct venture capital investments: Medical Devices	$5.0M	Market Comparable Companies	Revenue Multiple(2)	2.0x – 2.3x (2.1x)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

JUNE 30, 2023 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2023.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$758,405
Gross unrealized depreciation	(114,566,765)
Net unrealized (depreciation)	$(113,808,360)
Federal income tax cost, Investments	$134,421,317

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

JUNE 30, 2023 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three- and six-month periods ended June 30, 2023 and 2022 were as follows:

	THREE MONTHS ENDED JUNE 30, 2023	THREE MONTHS ENDED JUNE 30, 2022	SIX MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE, 2023
Effective tax rate	0%	0%	0%	0%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ending June 30, 2023, is the result of changes to the deferred tax assets and related valuation allowance account. At June 30, 2023, the Company has established a full valuation allowance on its net deferred tax assets.

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

JUNE 30, 2023 (UNAUDITED)

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

As of December 31, 2022, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
Total	$24,876,380

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2023.

PURCHASES AND SALES
Purchases of investment securities	$100,000
Proceeds from sales and maturities of investment securities	$498,425

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

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

JUNE 30, 2023 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2022, through June 30, 2023, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/23	SHARES HELD AT 6/30/23
Equipment Leasing
EQX Capital, Inc. Common Stock*	$11,130	$—	$—	$—	$—	$(9,250)	$1,880	100,000
EQX Capital, Inc. Series A Preferred Stock*	865,995	—	—	—	—	(482,239)	383,756	1,950,000
Total Equipment Leasing	$877,125		$—		$—	$(491,489)	$385,636
Aerospace
Hera Systems, Inc. Convertible Note*	5,359,791	—	269,478	—	—	—	5,359,791	5,359,791
Hera Systems, Inc. Convertible Note*	1,200,000	—	29,989	—	—	—	1,200,000	1,200,000
Hera Systems, Inc. Series A Preferred*	4,735	—	—	—	—	(2,169)	2,566	3,642,324
Hera Systems, Inc. Series B Preferred*	275,585	—	—	—	—	(56,352)	219,233	7,039,203
Hera Systems, Inc. Series B Warrants*	478,608	—	—	—	—	(98,084)	380,524	12,250,000
Hera Systems, Inc. Series B Warrants*	242,817	—	—	—	—	(49,762)	193,055	6,214,922
Hera Systems, Inc. Series B Warrants*	205,118	—	—	—	—	(42,036)	163,082	5,250,000
Hera Systems, Inc. Series B Warrants*	27,349	—	—	—	—	(5,605)	21,744	700,000
Hera Systems, Inc. Series C Preferred*	103,747	—	—	—	—	(21,214)	82,533	2,650,000
Total Aerospace	$7,897,750		$299,467		$—	$(275,222)	$7,622,528
Medical Devices
IntraOp Medical Corp. Convertible Note*	6,746,169	—	—	—	—	(4,761,350)	1,984,819	10,961,129
IntraOp Medical Corp. Convertible Note*	800,102	—	—	—	—	(564,701)	235,401	1,300,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/23	SHARES HELD AT 6/30/23
IntraOp Medical Corp. Convertible Note*	$307,731	$—	$—	$—	$—	$(217,192)	$90,539	500,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(217,192)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	1,846,389	—	—	—	—	(1,303,155)	543,234	3,000,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(434,385)	181,078	1,000,000
IntraOp Medical Corp. Convertible Note*	246,185	—	—	—	—	(173,754)	72,431	400,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(217,192)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	461,597	—	—	—	—	(325,788)	135,809	750,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(217,192)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(217,193)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(217,193)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(434,385)	181,078	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(217,193)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(434,385)	181,078	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(217,193)	90,539	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(217,193)	90,539	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/23	SHARES HELD AT 6/30/23
IntraOp Medical Corp. Convertible Note*	$307,732	$—	$—	$—	$—	$(217,193)	$90,539	500,000
IntraOp Medical Corp. Convertible Note*	123,093	—	—	—	—	(86,877)	36,216	200,000
IntraOp Medical Corp. Convertible Note*	430,824	—	—	—	—	(304,069)	126,755	700,000
IntraOp Medical Corp. Convertible Note*	92,319	—	—	—	—	(65,157)	27,162	150,000
IntraOp Medical Corp. Convertible Note*	215,412	—	—	—	—	(152,035)	63,377	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	1,230,926	—	—	—	—	(868,770)	362,156	2,000,000
Total Medical Devices	$17,116,721		$—		$—	$(12,080,737)	$5,035,984
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,520,496	—	—	—	—	188,950	3,709,446	39,774,889
Total Semiconductor Equipment	$3,520,496		$—		$—	$188,950	$3,709,446
Intellectual Property
Silicon Genesis Corp. Common Stock*	111	—	—	(7,966)	(161,080)	168,935	—	—
Silicon Genesis Corp. Common Warrants*	1	—	—	(1)	(6,677)	6,677	—	—
Silicon Genesis Corp. Series 1-G Preferred*	306,671	88	—	(417,972)	(3,462,620)	3,573,833	—	—
Silicon Genesis Corp. Series 1-H Preferred*	35,529	—	—	(7,241)	(929,654)	901,366	—	—
Silicon Genesis Corp. Series 1-D Preferred*	2,552	—	—	(7,351)	(424,549)	429,348	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/23	SHARES HELD AT 6/30/23
Silicon Genesis Corp. Series 1-E Preferred*	$320,592	$—	$—	$(49,292)	$(2,323,111)	$2,051,811	$—	—
Silicon Genesis Corp. Series 1-F Preferred*	70,806	—	—	(7,885)	(448,504)	385,583	—	—
Silicon Genesis Corp. Series 1-C Preferred Stock*	962	—	—	(716)	(108,802)	108,556	—	—
Total Intellectual Property	$737,224		$—		$(7,864,997)	$7,626,109	$—
Advanced Materials
UCT Coatings, Inc. Common Stock	337,500	—	—	—	—	(71,409)	266,091	1,500,000
Total Advanced Materials	$337,500		$—		$—	$(71,409)	$266,091
Automotive
Wrightspeed, Inc. Common Stock*	546	—	—	—	—	(235)	311	69,102
Wrightspeed, Inc. Convertible Note*	65,000	—	—	—	—	(45,500)	19,500	200,000
Wrightspeed, Inc. Convertible Note*	60,125	—	—	—	—	(42,088)	18,037	185,000
Wrightspeed, Inc. Convertible Note*	21,125	—	—	—	—	(14,788)	6,337	65,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	227,500	—	—	—	—	(159,250)	68,250	700,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	43,875	—	—	—	—	(30,713)	13,162	135,000
Wrightspeed, Inc. Convertible Note*	53,625	—	—	—	—	(37,537)	16,088	165,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/23	SHARES HELD AT 6/30/23
Wrightspeed, Inc. Convertible Note*	$40,625	$—	$—	$—	$—	$(28,437)	$12,188	125,000
Wrightspeed, Inc. Convertible Note*	—	100,000	—	—	—	(90,250)	9,750	100,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(56,875)	24,375	250,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000
Wrightspeed, Inc. Convertible Note*	1,601,930	—	—	—	—	(1,121,351)	480,579	4,929,015
Wrightspeed, Inc. Convertible Note*	243,750	—	—	—	—	(170,625)	73,125	750,000
Wrightspeed, Inc. Convertible Note*	292,500	—	—	—	—	(204,750)	87,750	900,000
Wrightspeed, Inc. Convertible Note*	121,875	—	—	—	—	(85,313)	36,562	375,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(91,000)	39,000	400,000
Wrightspeed, Inc. Convertible Note*	341,250	—	—	—	—	(238,875)	102,375	1,050,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000
Wrightspeed, Inc. Convertible Note*	390,000	—	—	—	—	(273,000)	117,000	1,200,000
Wrightspeed, Inc. Convertible Note*	455,000	—	—	—	—	(318,500)	136,500	1,400,000
Wrightspeed, Inc. Convertible Note*	650,000	—	—	—	—	(455,000)	195,000	2,000,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(91,000)	39,000	400,000
Wrightspeed, Inc. Convertible Note*	97,500	—	—	—	—	(68,250)	29,250	300,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(227,500)	97,500	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

JUNE 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/23	SHARES HELD AT 6/30/23
Wrightspeed, Inc. Series AA Preferred*	$1,049,478	$—	$—	$—	$—	$(476,245)	$573,233	60,733,693
Wrightspeed, Inc. Series AA Warrants*	3,232	—	—	—	—	(3,232)	—	—
Total Automotive	$8,862,686		$—		$—	$(6,036,564)	$2,926,122
Total Affiliates and Controlled Investments	$39,349,502		$299,467		$(7,864,997)	$(11,140,362)	$19,945,807
Total Affiliates	337,500		—		—	(71,409)	266,091
Total Controlled Investments	$39,012,002		$299,467		$(7,864,997)	$(11,068,953)	$19,679,716

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interest

As of June 30, 2023, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of June 30,2023, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $20.6 million as of June 30, 2023, as compared to approximately $40.2 million as of December 31, 2022.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Aerospace	68.7%	25.8%
Medical Devices	45.4%	55.9%
Semiconductor Equipment	33.4%	11.5%
Automotive	26.3%	29.0%
Exchange-Traded/Money Market Funds	5.1%	2.2%
Equipment Leasing	3.5%	2.9%
Advanced Materials	3.3%	1.4%
Intellectual Property	—	2.4%
Other Assets in Excess of Liabilities	(85.7%)	(31.1%)
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2023, to the three months ended June 30, 2022.

INVESTMENT INCOME

For the three months ended June 30, 2023, we had investment income of $131,676 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

For the three months ended June 30, 2022, we had investment income of $(3,812,911) primarily attributable to an adjustment to interest accrued on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The higher level of investment income in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due to an adjustment to interest income during the three months ended June 30, 2022

OPERATING EXPENSES

Net operating expenses totaled approximately $438,779 during the three months ended June 30, 2023, and $680,146 during the three months ended June 30, 2022.

Significant components of net operating expenses for the three months ended June 30, 2023, were management fee expense of $146,723, professional fees (audit, legal, and consulting) of $96,540, and printing fees of $85,923. Significant components of net operating expenses for the three months ended June 30, 2022, were management fee expense of $386,024, and professional fees (audit, legal, and consulting) of $116,483.

The lower level of net operating expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(307,103) for the three months ended June 30, 2023, and $(4,493,057) for the three months ended June 30, 2022.

The higher net investment income in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily attributable to an increase in interest income due to an adjustment for the three months ended June 30, 2022.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month periods ended June 30, 2023, and June 30, 2022, is shown below.

Three Months Ended June 30, 2023
Realized losses	$16
Net change in unrealized depreciation on investments	(14,461,224)
Net realized and unrealized losses on investments	$(14,461,208)

As of June 30, 2023
Gross unrealized appreciation on portfolio investments	$758,405
Gross unrealized depreciation on portfolio investments	(114,566,765)
Net unrealized depreciation on portfolio investments	$(113,808,360)

Three Months Ended June 30, 2022
Realized losses	$(5,114,349)
Net change in unrealized depreciation on investments	(28,001,081)
Net realized and unrealized losses on investments	$(33,115,430)

As of June 30, 2022
Gross unrealized appreciation on portfolio investments	$2,024,675
Gross unrealized depreciation on portfolio investments	(92,865,713)
Net unrealized depreciation on portfolio investments	$(90,841,038)

During the three months ended June 30, 2023, we recognized net realized gains of $16.

During the three months ended June 30, 2023, net unrealized depreciation on total investments increased by $14,461,224. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the valuations of our Wrightspeed, IntraOp Medical, and Revasum holdings.

During the three months ended June 30, 2022, we recognized net realized loss of $(5,114,349).

During the three months ended June 30, 2022, net unrealized depreciation on total investments increased by $28,001,081. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily composed of a decrease in the valuations of our Wrightspeed, Pivotal Systems IntraOp Medical, Hera Systems and Revasum holdings.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(14,768,311), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2022, was $(2.14).

For the three months ended June 30, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(37,608,487), and basic and fully diluted net change in net assets per share for the three months ended June 30, 2022, was $(5.45).

The greater decrease in net assets resulting from operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, is due primarily to a decrease in the valuation of certain of our investments, primarily our Wrightspeed, Pivotal Systems, IntraOp Medical, Hera Systems and Revasum holdings.

The following information is a comparison for the six months ended June 30, 2023, and the six months ended June 30, 2022.

INVESTMENT INCOME

For the six months ended June 30, 2023, we had investment income of $322,938 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

For the six months ended June 30, 2022, we had investment income of $(1,876,621) primarily attributable to interest accrued/adjustments on convertible/term note investments with IntraOp Medical, Hera Systems and Wrightspeed.

The higher level of investment income in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to a decrease in interest income due to an interest adjustment for the six months ended June 30, 2022.

OPERATING EXPENSES

Net operating expenses totaled approximately $828,130 during the six months ended June 30, 2023, and $1,413,011 during the six months ended June 30, 2022.

Significant components of net operating expenses for the six months ended June 30, 2023, were management fee expense of $339,543, and professional fees (audit, legal, and consulting) of $162,309. Significant components of operating expenses for the six months ended June 30, 2022, were management fee expense of $875,796 and professional fees (audit, legal, and consulting) of $185,705.

The lower level of net operating expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME

The net investment income/(loss) was $(505,192) for the six months ended June 30, 2023, and $(3,289,632) for the six months ended June 30, 2022.

The lower net investment income/(loss) in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to a decrease in interest income due to an interest adjustment for the six months ended June 30, 2022.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2023, and June 30, 2022, is shown below.

Six Months Ended June 30, 2023
Realized losses	$(7,864,981)
Net change in unrealized depreciation on investments	(11,140,362)
Net realized and unrealized losses on investments	$(19,005,343)

As of June 30, 2023
Gross unrealized appreciation on portfolio investments	$758,405
Gross unrealized depreciation on portfolio investments	(114,566,765)
Net unrealized depreciation on portfolio investments	$(113,808,360)

Six Months Ended June 30, 2022
Realized losses	$(4,927,776)
Net change in unrealized depreciation on investments	(36,741,021)
Net realized and unrealized losses on investments	$(41,668,797)

As of June 30, 2022
Gross unrealized appreciation on portfolio investments	$2,024,675
Gross unrealized depreciation on portfolio investments	(92,865,713)
Net unrealized depreciation on portfolio investments	$(90,841,038)

During the six months ended June 30, 2023, we recognized net realized losses of $(7,864,981) from the sale of investments.

During the six months ended June 30, 2023, net unrealized depreciation on total investments increased by $11,140,362. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed, Hera Systems, IntraOp Medical and Revasum holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(19,510,535) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2023 was $(2.83).

For the six months ended June 30, 2022, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(44,958,429) and basic and the fully diluted net change in net assets per share for the six months ended June 30, 2022 was $(6.52).

The smaller decrease in net assets resulting from operations for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is due primarily to unrealized losses on our investments, primarily Revasum, Wrightspeed, Hera Systems and IntraOp Medical, during the period.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2023, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of the purchase and sale of public and private securities. Since that date, we have purchased private securities with an aggregate cost of approximately $100 thousand and sold public securities with an aggregate value of approximately $0.5 million.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of June 30, 2023, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.    Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2022, in response to Item 1A of Part 1 of Form 10-K.

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
Dated: August 14, 2023
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