Form 10-Q/A
period 2023-06-30
Firsthand Technology Value Fund, Inc.
filed 2023-08-15
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

 Filed solely to include iXBRL tagging.

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

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2023	JUNE 30, 2022	JUNE 30, 2023	JUNE 30, 2022
INVESTMENT INCOME
Unaffiliated interest	$(18,808)	$(45,718)	$23,471	$(10,480)
Affiliated/controlled interest	150,484	(3,767,193)	299,467	(1,866,141)
TOTAL INVESTMENT INCOME	131,676	(3,812,911)	322,938	(1,876,621)

EXPENSES
Investment advisory fees (Note 4)	146,723	386,024	339,543	875,796
Administration fees	29,001	28,348	57,504	57,927
Custody fees	4,440	8,308	6,600	14,115
Transfer agent fees	12,633	2,420	20,511	12,397
Registration and filing fees	8,801	8,427	17,505	16,761
Professional fees	96,540	116,483	162,309	185,705
Printing fees	85,923	26,203	100,471	44,943
Trustees fees	3,336	50,000	22,086	100,000
Compliance fees	29,612	29,613	58,900	58,900
Miscellaneous fees	21,770	24,320	42,701	46,467
TOTAL GROSS EXPENSES	438,779	680,146	828,130	1,413,011
NET INVESTMENT INCOME/(LOSS)	(307,103)	(4,493,057)	(505,192)	(3,289,632)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	—	(5,113,635)	(7,864,997)	(4,929,722)
Foreign currency	16	(714)	16	1,946
Net realized gains (losses)	16	(5,114,349)	(7,864,981)	(4,927,776)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	—	(87,762)	—	104,114
Affiliated/controlled investments and foreign currency	(13,505,591)	(27,284,454)	(10,948,320)	(36,322,228)
Affiliated/controlled warrants investments (1)	(955,633)	(628,865)	(192,042)	(522,907)
Net change in unrealized (depreciation)	(14,461,224)	(28,001,081)	(11,140,362)	(36,741,021)
Net Realized and Unrealized (Loss) on Investments	(14,461,208)	(33,115,430)	(19,005,343)	(41,668,797)
Net Decrease In Net Assets Resulting From Operations	$(14,768,311)	$(37,608,487)	$(19,510,535)	$(44,958,429)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(2.14)	$(5.45)	$(2.83)	$(6.52)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

 See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(14,768,311)	$(37,608,487)	$(19,510,535)	$(44,958,429)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(100,000)	—	(100,000)	—
Proceeds from disposition of investments	—	2,693,092	498,425	3,502,047
Net purchases/sales from short-term investments	387,743	(2,955,459)	105,273	(3,382,103)
Increase (decrease) in dividends, interest, and reclaims receivable	(96,581)	3,827,456	(264,896)	2,003,270
Increase (decrease) in due to Custodian	(10,000)	(13,589)	—	(13,589)
Increase (decrease) in receivable in investment sold	—	339,624	—	—
Increase (decrease) in payable to affiliates	176,336	415,637	398,443	934,697
Increase (decrease) in other assets	25,426	25,852	16,863	17,619
Increase (decrease) in accrued expenses and other payables	(76,387)	96,303	(149,544)	227,691
Net realized gain (loss) from investments	—	5,114,349	7,864,995	4,927,776
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	14,461,135	28,001,081	11,140,275	36,741,021
Net cash (used in) operating activities	(639)	(64,141)	(701)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	(639)	64,141	(701)	—
Cash and foreign currency - beginning of period	3,342	(64,141)	3,404	—
Cash and foreign currency - end of period	$2,703	$—	$2,703	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
FROM OPERATIONS:
Net investment income (loss)	$(307,103)	(4,493,057)	(505,192)	(3,289,632)
Net realized gain (loss) from security transactions and foreign currency	16	(5,114,349)	(7,864,981)	(4,927,776)
Net change in unrealized (depreciation) on investments, other assets, and warrants transactions	(14,461,224)	(28,001,081)	(11,140,362)	(36,741,021)
Net decrease in net assets from operations	(14,768,311)	(37,608,487)	(19,510,535)	(44,958,429)

TOTAL DECREASE IN NET ASSETS	(14,768,311)	(37,608,487)	(19,510,535)	(44,958,429)

NET ASSETS:
Beginning of period	25,867,367	87,404,682	30,609,591	94,754,624
End of period	$11,099,056	$49,796,195	$11,099,056	$49,796,195

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2022

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (2.9%)	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$11,130
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	1,950,000	1,950,000	865,995
					877,125

HERA SYSTEMS, INC. (25.8%) Aerospace	Convertible Note Matures December 2024 Interest Rate 5% (1)(2)(4)	12/29/2022	1,200,000	1,200,000	1,200,000
	Convertible Note Matures December 2022 Interest Rate 10% (1)(2)(4)	12/29/2022	5,359,791	5,359,791	5,359,791
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	4,735
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	275,585
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	103,748
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	478,608
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	205,117
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	242,817
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	27,349
					7,897,750

INTRAOP MEDICAL CORP. (55.9%) Medical Devices	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	12/31/2018	10,961,129	10,961,129	6,746,169
	Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	7/12/2019	1,300,000	1,300,000	800,102
	`Convertible Note Matures December 2022 Interest Rate 15% (1)(2)(4)(6)	10/11/2019	500,000	500,000	307,731

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
Dated: August 15, 2023
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