Form 10-Q
period 2023-09-30
Firsthand Technology Value Fund, Inc.
filed 2023-11-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2023

or

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

☐ Large Accelerated Filer ☑ Non-accelerated Filer (Do not check if smaller reporting company)	☐ Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common Stock, $0.001 par value per share	6,893,056

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2023, and June 30, 2022, and for the Nine Months Ended September 30, 2023, and September 30, 2022	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2023, and September 30, 2022, and for the Nine Months Ended September 30, 2023, and September 30, 2022	5
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2023, and September 30, 2022 and for the Nine Months Ended September 30, 2023, and September 30, 2022	6
Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2023 (Unaudited) (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), and for the Year Ended December 31, 2019 (Consolidated)	7
Consolidated Schedule of Investments as of September 30, 2023 (Unaudited) and for the Year Ended December 31, 2022	9
Notes to Consolidated Financial Statements (Unaudited)	26
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	55
PART II. OTHER INFORMATION	56
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Mine Safety Disclosures	57
Item 5. Other Information	57
Item 6. Exhibits	57
SIGNATURES	58

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2023 (UNAUDITED)		AS OF DECEMBER 31, 2022
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,405,539	*	$1,772,422	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,131,933		140,355,353
Total acquisition cost	$134,199,707		$142,790,010

Unaffiliated investments at market value	$405,539	*	$772,422	*
Affiliated investments at market value	272,447		337,500
Controlled investments at market value	7,429,731		39,012,002
Total Market value** (Note 6)	8,107,717		40,121,924
Foreign currency at value (cost $2,629 and $3,235)	2,609		3,404
Receivable from dividends and interest	7,795		14,463
Other assets	20,690		64,066
Total Assets	8,138,811		40,203,857
LIABILITIES
Payable to affiliates (Note 4)	7,189,869		9,188,187
Trustees’ fees payable	51,836		50,000
Consulting fee payable	37,500		46,000
Accrued expenses and other payables	178,910		310,079
Total Liabilities	7,458,115		9,594,266
NET ASSETS	$680,696		$30,609,591

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(176,096,919)		(146,168,024)
NET ASSETS	$680,696		$30,609,591

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.10		$4.44

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/23 and 12/31/22 were 5.22% and 4.13%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
INVESTMENT INCOME
Unaffiliated interest	$9,985	$7,715	$33,456	$(2,765)
Affiliated/controlled interest	(244,111)	(8,307,960)	55,356	(10,174,101)
TOTAL INVESTMENT INCOME	(234,126)	(8,300,245)	88,812	(10,176,866)

EXPENSES
Investment advisory fees (Note 4)	73,300	268,873	412,843	1,144,669
Administration fees	29,739	30,366	87,243	88,293
Custody fees	(11)	3,105	6,589	17,220
Transfer agent fees	6,381	18,195	26,892	30,592
Registration and filing fees	8,897	8,520	26,402	25,281
Professional fees	87,623	94,567	249,932	280,272
Printing fees	106,912	17,136	207,383	62,079
Trustees fees	36,000	50,000	58,086	150,000
Compliance fees	29,938	29,938	88,838	88,838
Miscellaneous fees	21,708	23,024	64,409	69,491
TOTAL GROSS EXPENSES	400,487	543,724	1,228,617	1,956,735
Less waiver and/or reimbursement (Note 4)	(2,500,000)	—	(2,500,000)	—
TOTAL NET EXPENSES	(2,099,513)	543,724	(1,271,383)	1,956,735
NET INVESTMENT INCOME/(LOSS)	1,865,387	(8,843,969)	1,360,195	(12,133,601)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(1)	1,798,143	(7,864,998)	(3,131,579)
Foreign currency	—	(51)	16	1,895
Net realized gains (losses)	(1)	1,798,092	(7,864,982)	(3,129,684)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	—	(384,274)	—	(280,160)
Affiliated/controlled investments and foreign currency	(11,525,341)	(5,123,844)	(22,473,661)	(41,446,072)
Affiliated/controlled warrants investments (1)	(758,405)	1,192,425	(950,447)	669,518
Net change in unrealized (depreciation)	(12,283,746)	(4,315,693)	(23,424,108)	(41,056,714)
Net Realized and Unrealized (Loss) on Investments	(12,283,747)	(2,517,601)	(31,289,090)	(44,186,398)
Net Decrease In Net Assets Resulting From Operations	$(10,418,360)	$(11,361,570)	$(29,928,895)	$(56,319,999)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(1.51)	$(1.65)	$(4.34)	$(8.17)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(10,418,360)	$(11,361,570)	$(29,928,895)	$(56,319,999)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(40,000)	(2,734)	(140,000)	(2,734)
Proceeds from disposition of investments	—	1,807,112	498,425	5,309,159
Net purchases/sales from short-term investments	261,419	(1,586,077)	366,692	(4,968,180)
Increase (decrease) in dividends, interest, and reclaims receivable	271,564	8,304,329	6,668	10,307,599
Increase (decrease) in due to Custodian	—	—	—	(13,589)
Increase (decrease) in payable for investment purchased	—	1,876	—	1,876
Increase (decrease) in payable to affiliates	(2,396,761)	298,811	(1,998,318)	1,233,508
Increase (decrease) in other assets	26,513	26,134	43,376	43,753
Increase (decrease) in accrued expenses and other payables	11,711	(2,284)	(137,833)	225,407
Net realized gain (loss) from investments	(13)	(1,798,092)	7,864,982	3,129,684
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	12,283,833	4,315,693	23,424,108	41,056,714
Net cash provided by (used in) operating activities	(94)	3,198	(795)	3,198

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	(94)	3,198	(795)	3,198
Cash and foreign currency - beginning of period	2,703	—	3,404	—
Cash and foreign currency - end of period	$2,609	$3,198	$2,609	$3,198

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
FROM OPERATIONS:
Net investment income (loss)	$1,865,387	(8,843,969)	1,360,195	(12,133,601)
Net realized gain (loss) from security transactions and foreign currency	(1)	1,798,092	(7,864,982)	(3,129,684)
Net change in unrealized (depreciation) on investments, other assets, and warrants transactions	(12,283,746)	(4,315,693)	(23,424,108)	(41,056,714)
Net decrease in net assets from operations	(10,418,360)	(11,361,570)	(29,928,895)	(56,319,999)

TOTAL DECREASE IN NET ASSETS	(10,418,360)	(11,361,570)	(29,928,895)	(56,319,999)

NET ASSETS:
Beginning of period	11,099,056	49,796,195	30,609,591	94,754,624
End of period	$680,696	$38,434,625	$680,696	$38,434,625

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2022		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019	FOR THE YEAR ENDED DECEMBER 31, 2018
Net asset value at beginning of period	$4.44		$13.75		$14.82	$17.70	$26.69	$23.83
Income from investment operations:
Net investment income (loss), before deferred taxes	0.20	(1)	(1.81	)(1)	0.44 (1)	0.09 (1)	0.90 (1)	(1.29	)(1)
Deferred tax benefit	—		—		—	—	(0.08)	0.07
Net investment gain (losses)	0.20		(1.81)		0.44	0.09	0.82	(1.22)
Net realized and unrealized gains (losses) on investments, before deferred taxes	(4.54)		(7.50)		(1.51)	(2.30)	(12.15)	5.13
Deferred tax expense	—		—		—	(1.13)	2.34	(1.23)
Net realized and unrealized gains (losses) on investments, after deferred taxes	(4.54)		(7.50)		(1.51)	(3.43)	(9.81)	3.90
Total from investment operations	(4.34)		(9.31)		(1.07)	(3.34)	(8.99)	2.68

Distributions from:
Realized capital gains	—		—		—	—	—	(0.03)
Anti-dilutive effect from capital share transactions	—		—		—	0.46	—	0.21
Net asset value at end of period	$0.10		$4.44		$13.75	$14.82	$17.70	$26.69

Market value at end of period	$0.42		$0.95		$4.01	$4.47	$6.43	$11.20

Total Return
Based on Net Asset Value	(97.75	)%(A)	(67.71)%		(7.22)%	(16.27)%	(33.68)%	12.39%
Based on Market Value	(55.79	)%(A)	(76.31)%		(10.29)%	(30.48)%	(42.59)%	25.43%
Net assets at end of period (millions)	$0.7		$30.6		$94.8	$102.1	$127.1	$191.6

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019		FOR THE YEAR ENDED DECEMBER 31, 2018
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	(9.74	)%(B)	4.11%	3.12%	3.10%		(2.84	)%(2)	6.75	%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	—	8.02	%(5)	(9.91)%		4.43%
Total expenses	(9.74	)%(B)	4.11%	3.12%	11.12%		(12.75	)%(2)	11.18	%(2)
Total expenses, excluding waivers/disbursements, incentive fees and deferred tax expense	9.41	%(B)	4.11%	3.12%	3.10%		2.80%		2.77%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	10.42	%(B)	(20.96)%	2.94%	0.64%		3.93	%(2)	(4.93	)%(2)
Deferred tax benefit (4)(6)	—		—	—	—		(0.33)%		0.28%
Net investment income (loss)	10.42	%(B)	(20.96)%	2.94%	0.64%		3.60%		(4.65)%
Portfolio turnover rate	0	%(A)(C)	15%	16%	13%		18%		44%

(1)	Calculated using average shares outstanding.
(2)	Amount includes the incentive fee. For the years ended December 31, 2019 and December 31, 2018, the ratio of the incentive fee to average net assets was (5.64)% and 3.98%, respectively.
(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(4)	The deferred tax expense and tax benefit are based on average net assets.
(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.
(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.
(A)	Not Annualized.
(B)	Annualized.
(C)	Less than 1%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$97
(18.9%) Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16 - 11/7/16	1,950,000	1,950,000	128,262
					128,359

HERA SYSTEMS, INC.
(587.6%) Aerospace	Convertible Note Matures December 2024 Interest Rate 10% (1)(2)(4)	12/29/2022	5,359,791	5,359,791	3,268,269
	Convertible Note Matures December 2024 Interest Rate 10% (1)(2)(4)	12/29/2022	1,200,000	1,200,000	731,731
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)	8/7/19 - 2/12/20	2,650,000	2,650,000	0
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	0
					4,000,000

INTRAOP MEDICAL CORP. (24.8%) Medical Devices	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/11/2019	500,000	500,000	3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/22/2021	1,000,000	1,000,000	6,064
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/29/2019	500,000	500,000	3,032

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	10/6/2021	500,000	$500,000	$3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	11/12/2021	500,000	500,000	3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	11/29/2021	500,000	500,000	3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	12/31/2018	10,961,129	10,961,129	66,468
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	2/27/2020	1,000,000	1,000,000	6,064
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	2/28/2022	200,000	200,000	1,213
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	3/25/2020	500,000	500,000	3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	3/30/2022	150,000	150,000	910
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	4/20/2021	1,000,000	1,000,000	6,064
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	4/6/2022	350,000	350,000	2,122
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	5/8/2020	400,000	400,000	2,426
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	6/10/2021	500,000	500,000	3,032

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	6/10/2022	700,000	$700,000	$4,245
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/12/2019	1,300,000	1,300,000	7,883
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/16/2021	500,000	500,000	3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	7/31/2020	500,000	500,000	3,032
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	8/28/2020	750,000	750,000	4,548
	Convertible Note Matures December 2023 Interest Rate 15% (1)(2)(4)(6)	9/22/2021	500,000	500,000	3,032
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,939	0
	Term Note Matures December 2023 Interest Rate 8% (1)(2)(4)	2/10/2017	2,000,000	2,000,000	12,128
	Term Note Matures December 2023 Interest Rate 8% (1)(2)(4)	2/28/2014	3,000,000	3,000,000	18,192
					168,647

KYMA, INC. (14.7%) Advanced Materials	Convertible Note Matures March 2024 Interest Rate 10% (4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (460.2%) Semiconductor Equipment	CDIs *(2)	11/14/16 - 10/3/22	39,774,889	$9,268,219	$3,132,725

UCT COATINGS, INC. (40.0%) Advanced Materials	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	272,447

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	1/10/2023	100,000	100,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/13/2020	1,050,000	1,050,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/20/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/21/2022	135,000	135,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/5/2021	700,000	700,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/11/2020	400,000	400,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/14/2022	165,000	165,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/23/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/24/2020	375,000	375,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/11/2020	400,000	$400,000	$0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/23/2020	2,000,000	2,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/28/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/9/2022	125,000	125,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	2/23/2021	1,400,000	1,400,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	2/23/2022	200,000	200,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	3/11/2022	185,000	185,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	4/12/2021	1,200,000	1,200,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	4/14/2022	65,000	65,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/10/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/18/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/26/2022	250,000	250,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/10/2022	250,000	$250,000	$0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/22/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/28/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/7/2019	4,929,015	4,929,015	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/13/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/26/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/28/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/12/2020	750,000	750,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/12/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/19/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	9/10/2020	900,000	900,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	9/22/2021	300,000	300,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

SEPTEMBER 30, 2023 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note Matures December 2024 Interest Rate 18% (1)(2)(4)(6)	8/25/2023	40,000	$40,000	$0
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19 - 7/20/20	60,733,693	17,355,887	0
					0

INVESTMENT COMPANY (44.9%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	305,539	305,539	305,539

TOTAL INVESTMENTS (Cost $134,199,707) — 1191.1%					$8,107,717

LIABILITIES IN EXCESS OF OTHER ASSETS — (1091.1)%					(7,427,021)

NET ASSETS — 100.0%					$680,696

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interests

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At September 30, 2023, we held $4,569,453 (or 671.3% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (671.3% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on September 30, 2023 valuation no such interest accrued during period ended September 30, 2023.

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” the “Fund,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/ or services within the information technology sector or the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares as of September 30. 2023 were listed on the NASDAQ Global Market under the symbol “SVVC.” Subsequent to September 30, on October 6, 2023, the Company notified NASDAQ of the fund’s intention to voluntarily delist. As of the date these financial statements were issued the Company’s shares are quoted on the OTCQB market under the symbol “SVVC.” Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. (“FCM” or the “Advisor”), serves as the investment adviser to the Company.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On September 30, 2023, our financial statements include venture capital investments valued at approximately $4.7 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2023, we held $4,569,453 in restricted securities. At December 31, 2022, we held $35,929,006. in restricted securities.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

DERFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of September 30, 2023, each of the Fund's eligible directors has deferred 50% of their compensation at the earlier of January 1, 2025 or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

The average monthly volume of the Company’s derivatives during the nine months ended September 30, 2023 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	1,028,529	—

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended September 30, 2023, there were no Incentive fee adjustments. For the three months ended September 30, 2023, there were no incentive fee adjustments.

Effective September 30, 2023, the Company has entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agrees to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, with future recoupment to the extent permitted by the Investment Management Agreement, and (2) waive $2.5 million of base management fee that has been accrued but unpaid prior to but unpaid as of September 30, 2023. Any accrued base management fee waived under section (2) may be recouped by FCM within ten years.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2023:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$272,447
Equipment Leasing	—	—	97
Semiconductor Equipment	—	3,132,725	—
Total Common Stocks	—	3,132,725	272,544
Preferred Stocks
Equipment Leasing	—	—	128,262
Total Preferred Stocks	—	—	128,262
Asset Derivatives
Equity Contracts	—	—	—
Total Asset Derivatives	—	—	—
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	4,000,000
Medical Devices	—	—	168,647
Total Convertible Notes	—	—	4,268,647
Mutual Funds	305,539	—	—
Total	$305,539	$3,132,725	$4,669,453

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

SEPTEMBER 30, 2023 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/22	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 09/30/23
Common Stocks
Advanced Materials	$337,500	$—	$—	$—	$(65,053)	$—	$272,447
Automotive	546	—	—	—	(546)	—	—
Equipment Leasing	11,130	—	—	—	(11,033)	—	97
Intellectual Property	111	—	(7,966)	(161,079)	168,934	—	—
Total Common Stocks	349,287	—	(7,966)	(161,079)	92,302	—	272,544
Preferred Stocks
Aerospace	384,067	—	—	—	(384,067)	—	—
Automotive	1,049,478	—	—	—	(1,049,478)	—	—
Equipment Leasing	865,995	—	—	—	(737,733)	—	128,262
Intellectual Property	737,112	—	(490,459)	(7,697,238)	7,450,585	—	—
Total Preferred Stocks	3,036,652	—	(490,459)	(7,697,238)	5,279,307	—	128,262
Asset Derivatives
Equity Contracts	957,125	—	—	(6,678)	(950,447)	—	—
Total Asset Derivatives	957,125	—	—	(6,678)	(950,447)	—	—
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	6,559,791	—	—	—	(2,559,791)	—	4,000,000
Automotive	7,809,430	140,000	—	—	(7,949,430)	—	—
Medical Devices	17,116,721	—	—	—	(16,948,074)	—	168,647
Total Convertible Notes	31,585,942	140,000	—	—	(27,457,295)	—	4,168,647
Total	$35,929,006	$140,000	$(498,425)	$(7,864,995)	$(23,036,133)	$—	4,669,453

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of September 30, 2023 was $(30,659,097).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2023:

	FAIR VALUE AT 9/30/23	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.4M	Market Comparable Companies Option Pricing Model	Revenue Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3)	0.9x – 1.0x (0.9x) 5 years (5 years) 50.0% (50.0%) 4.60% (4.60%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$4.0M	Market Comparable Companies	EBITDA Multiple(2)	2.2x (2.2x)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.1M	Liquidation Value Option Pricing Model	Years to Maturity(2) Volatility(2) Risk-Free Rate(2)	5 years (5 years) 50.0% (50.0%) 4.60% (4.60%)
Direct venture capital investments: Medical Devices	$0.2M	Market Comparable Companies	Revenue Multiple(2)	1.1x – 1.6x (1.3x)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2023.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	—
Gross unrealized depreciation	$(126,091,990)
Net unrealized depreciation	$(126,091,990)
Federal income tax cost, Investments	$134,199,707

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended September 30, 2023 and 2022 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2023	THREE MONTHS ENDED SEPTEMBER 30, 2022	NINE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER, 2022
Effective tax rate	0%	0%	0%	0%
Statutory federal income tax rate	21%	21%	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ending September 30, 2023, is the result of changes to the deferred tax assets and related valuation allowance account. At September 30, 2023, the Company has established a full valuation allowance on its net deferred tax assets.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

As of December 31, 2022, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
Total	$24,876,380

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2023.

PURCHASES AND SALES
Purchase of investment securities	$40,000
Proceeds from sales and maturities of investment securities	$—

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2022, through September 30, 2023, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/23	SHARES HELD AT 9/30/23
Equipment Leasing
EQX Capital, Inc. Common Stock*	$11,130	$—	$—	$—	$—	$(11,033)	$97	100,000
EQX Capital, Inc. Series A Preferred Stock*	865,995	—	—	—	—	(737,733)	128,262	1,950,000
Total Equipment Leasing	$877,125		$—		$—	$(748,766)	$128,359
Aerospace
Hera Systems, Inc. Convertible Note*	5,359,791	—	(4,467)	—	—	(2,091,522)	3,268,269	5,359,791
Hera Systems, Inc. Convertible Note*	1,200,000	—	59,823	—	—	(468,269)	731,731	1,200,000
Hera Systems, Inc. Series A Preferred*	4,735	—	—	—	—	(4,735)	—	3,642,324
Hera Systems, Inc. Series B Preferred*	275,585	—	—	—	—	(275,585)	—	7,039,203
Hera Systems, Inc. Series B Warrants*	478,608	—	—	—	—	(478,608)	—	12,250,000
Hera Systems, Inc. Series B Warrants*	242,817	—	—	—	—	(242,817)	—	6,214,922
Hera Systems, Inc. Series B Warrants*	205,118	—	—	—	—	(205,118)	—	5,250,000
Hera Systems, Inc. Series B Warrants*	27,349	—	—	—	—	(27,349)	—	700,000
Hera Systems, Inc. Series C Preferred*	103,747	—	—	—	—	(103,747)	—	2,650,000
Total Aerospace	$7,897,750		$55,356		$—	$(3,897,750)	$4,000,000
Medical Devices
IntraOp Medical Corp. Convertible Note*	6,746,169	—	—	—	—	(6,679,701)	66,468	10,961,129
IntraOp Medical Corp. Convertible Note*	800,102	—	—	—	—	(792,219)	7,883	1,300,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/23	SHARES HELD AT 9/30/23
IntraOp Medical Corp. Convertible Note*	$307,731	$—	$—	$—	$—	$(304,699)	$3,032	500,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(304,699)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	1,846,389	—	—	—	—	(1,828,197)	18,192	3,000,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(609,399)	6,064	1,000,000
IntraOp Medical Corp. Convertible Note*	246,185	—	—	—	—	(243,759)	2,426	400,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(304,699)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	461,597	—	—	—	—	(457,049)	4,548	750,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(304,699)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(304,700)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(304,700)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(609,399)	6,064	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(304,700)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(609,399)	6,064	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(304,700)	3,032	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/23	SHARES HELD AT 9/30/23
IntraOp Medical Corp. Convertible Note*	$307,732	$—	$—	$—	$—	$(304,700)	$3,032	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(304,700)	3,032	500,000
IntraOp Medical Corp. Convertible Note*	123,093	—	—	—	—	(121,880)	1,213	200,000
IntraOp Medical Corp. Convertible Note*	430,824	—	—	—	—	(426,579)	4,245	700,000
IntraOp Medical Corp. Convertible Note*	92,319	—	—	—	—	(91,409)	910	150,000
IntraOp Medical Corp. Convertible Note*	215,412	—	—	—	—	(213,290)	2,122	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	1,230,926	—	—	—	—	(1,218,798)	12,128	2,000,000
Total Medical Devices	$17,116,721		$—		$—	$(16,948,074)	$168,647
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,520,496	—	—	—	—	(387,771)	3,132,725	39,774,889
Total Semiconductor Equipment	$3,520,496		$—		$—	$(387,771)	$3,132,725
Intellectual Property
Silicon Genesis Corp. Common Stock*	111	—	—	(7,966)	(161,080)	168,935	—	—
Silicon Genesis Corp. Common Warrants*	1	—	—	(1)	(6,677)	6,677	—	—
Silicon Genesis Corp. Series 1-G Preferred*	306,671	205	—	(417,972)	(3,462,620)	3,573,716	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/23	SHARES HELD AT 9/30/23
Silicon Genesis Corp. Series 1-H Preferred*	$35,529	$—	$—	$(7,241)	$(929,654)	$901,366	$—	—
Silicon Genesis Corp. Series 1-D Preferred*	2,552	—	—	(7,351)	(424,549)	429,348	—	—
Silicon Genesis Corp. Series 1-E Preferred*	320,592	—	—	(49,292)	(2,323,111)	2,051,811	—	—
Silicon Genesis Corp. Series 1-F Preferred*	70,806	—	—	(7,884)	(448,505)	385,583	—	—
Silicon Genesis Corp. Series 1-C Preferred Stock*	962	—	—	(716)	(108,802)	108,556	—	—
Total Intellectual Property	$737,224		$—		$(7,864,998)	$7,625,992	$—
Advanced Materials
UCT Coatings, Inc. Common Stock	337,500	—	—	—	—	(65,053)	272,447	1,500,000
Total Advanced Materials	$337,500		$—		$—	$(65,053)	$272,447
Automotive
Wrightspeed, Inc. Common Stock*	546	—	—	—	—	(546)	—	69,102
Wrightspeed, Inc. Convertible Note*	60,125	—	—	—	—	(60,125)	—	185,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	—	40,000	740	—	—	(40,000)	—	40,000
Wrightspeed, Inc. Convertible Note*	—	100,000	(740)	—	—	(100,000)	—	100,000
Wrightspeed, Inc. Convertible Note*	40,625	—	—	—	—	(40,625)	—	125,000
Wrightspeed, Inc. Convertible Note*	53,625	—	—	—	—	(53,625)	—	165,000
Wrightspeed, Inc. Convertible Note*	43,875	—	—	—	—	(43,875)	—	135,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	390,000	—	—	—	—	(390,000)	—	1,200,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/23	SHARES HELD AT 9/30/23
Wrightspeed, Inc. Convertible Note*	$65,000	$—	$—	$—	$—	$(65,000)	$—	200,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	21,125	—	—	—	—	(21,125)	—	65,000
Wrightspeed, Inc. Convertible Note*	227,500	—	—	—	—	(227,500)	—	700,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	97,500	—	—	—	—	(97,500)	—	300,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(130,000)	—	400,000
Wrightspeed, Inc. Convertible Note*	650,000	—	—	—	—	(650,000)	—	2,000,000
Wrightspeed, Inc. Convertible Note*	455,000	—	—	—	—	(455,000)	—	1,400,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	341,250	—	—	—	—	(341,250)	—	1,050,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(130,000)	—	400,000
Wrightspeed, Inc. Convertible Note*	121,875	—	—	—	—	(121,875)	—	375,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/23	SHARES HELD AT 9/30/23
Wrightspeed, Inc. Convertible Note*	$292,500	$—	$—	$—	$—	$(292,500)	$—	900,000
Wrightspeed, Inc. Convertible Note*	243,750	—	—	—	—	(243,750)	—	750,000
Wrightspeed, Inc. Convertible Note*	1,601,930	—	—	—	—	(1,601,930)	—	4,929,015
Wrightspeed, Inc. Series AA Preferred*	1,049,478	—	—	—	—	(1,049,478)	—	60,733,693
Wrightspeed, Inc. Series AA Warrants*	3,232	—	—	—	—	(3,232)	—	—
Total Automotive	$8,862,686		$—		$—	$(9,002,686)	$—
Total Affiliates and Controlled Investments	$39,349,502		$55,356		$(7,864,998)	$(23,424,108)	$7,702,178
Total Affiliates	337,500		—		—	(65,053)	272,447
Total Controlled Investments	$39,012,002		$55,356		$(7,864,998)	$(23,359,055)	$7,429,731

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of September 30, 2023, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of September 30, 2023, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued and, except as noted in footnote one regarding the delisting from the NASDAQ and the press release as described below, has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

SEPTEMBER 30, 2023 (UNAUDITED)

On October 13, 2023, the Fund issued a press release announcing a plan to seek stockholder approval to withdraw its BDC election and pursue liquidation.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $8.1 million as of September 30, 2023, as compared to approximately $40.1 million as of December 31, 2022.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Aerospace	587.6%	5.8%
Semiconductor Equipment	474.9%	32.8%
Advanced Materials	54.7%	0.7%
Exchange-Traded/Money Market Funds	44.9%	0.7%
Medical Devices	24.8%	28.6%
Equipment Leasing	18.9%	2.0%
Automotive	0.0%	24.5%
Intellectual Property	0.0%	1.1%
Other Assets/(Liabilities)	(1091.3)%	3.8%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022.

INVESTMENT INCOME

For the three months ended September 30, 2023, we had investment income of $(234,126) primarily attributable to adjustments to interest accrued on convertible note investments with IntraOp Medical and Wrightspeed.

For the three months ended September 30, 2022, we had investment income of $(8,300,245) primarily attributable to adjustments to interest accrued on convertible note investments with IntraOp Medical and Wrightspeed.

The more moderate investment loss in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to smaller interest adjustments on convertible notes with IntraOp Medical and Wrightspeed.

OPERATING EXPENSES

Net operating expenses totaled approximately $400,487 during the three months ended September 30, 2023 and $543,724 during the three months ended September 30, 2022. A waiver of management fees by the Advisor of $2,500,000 was approved by the Board for quarter ended September 30, 2023.

Significant components of net operating expenses for the three months ended September 30, 2023, were printing fees expense of $106,912 and professional fees (audit, legal, accounting, and consulting) of $87,623. Significant components of net operating expenses for the three months ended September 30, 2022, were management fee expense of $268,873 and professional fees (audit, legal, accounting, and consulting) of $94,567. The lower level of net operating expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based. A waiver of management fees by the Advisor of $2,500,000 was approved by the Board for quarter ended September 30, 2023.

NET INVESTMENT INCOME/(LOSS)

Net investment income was $1,865,387 for the three months ended September 30, 2023 versus a net investment loss of $8,843,969 for the three months ended September 30, 2022.

The higher net investment income in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to the waiver of management fees by the Advisor of $2,500,000 approved by the Board for quarter ended September 30, 2023.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2023, and September 30, 2022, is shown below.

Three Months Ended September 30, 2023
Realized losses	$(1)
Net change in unrealized depreciation on investments	(12,283,746)
Net realized and unrealized losses on investments	$(12,283,747)

As of September 30, 2023
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(126,091,989)
Net unrealized depreciation on portfolio investments	$(126,091,989)

Three Months Ended September 30, 2022
Realized gains	$1,798,092
Net change in unrealized depreciation on investments	(4,315,693)
Net realized and unrealized losses on investments	$(2,517,601)

As of September 30, 2022
Gross unrealized appreciation on portfolio investments	$1,471,727
Gross unrealized depreciation on portfolio investments	(96,628,458)
Net unrealized depreciation on portfolio investments	$(95,156,731)

During the three months ended September 30, 2023, we recognized net realized loss of $1.

During the three months ended September 30, 2023, net unrealized depreciation on total investments increased by $12,283,833. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our investments, primarily our Hera Systems and IntraOp Medical holdings.

During the three months ended September 30, 2022, we recognized net realized gains of $1,798,092.

During the three months ended September 30, 2022, net unrealized depreciation on total investments increased by $4,315,693. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily caused by a decrease in the valuations of our investments, primarily our Hera Systems and IntraOp Medical holdings.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2023, the net decrease in net assets resulting from operations totaled $(10,418,360) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2023 was $(1.51).

For the three months ended September 30, 2022, the net decrease in net assets resulting from operations totaled $(11,361,570) and the basic and fully diluted net change in net assets per share for the three months ended September 30, 2022 was $(1.65).

The lower decrease in net assets resulting from operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, is due primarily to an adjustment to interest accrued for the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

INVESTMENT INCOME

For the nine months ended September 30, 2023, we had investment income of $88,812 primarily attributable to adjustments to accrued interest on convertible/term note investments with IntraOp Medical and Wrightspeed.

For the nine months ended September 30, 2022, we had investment income/(loss) of $(10,176,866) primarily attributable to adjustments to accrued interest on convertible/term note investments with IntraOp Medical and Wrightspeed.

The higher level of interest income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to a larger interest adjustment on convertible notes with IntraOp Medical and Wrightspeed in 2022. A waiver of management fees by the Advisor of $2,500,000 was approved by the Board for quarter ended September 30, 2023.

OPERATING EXPENSES

Net operating expenses totaled approximately $1,228,617 during the nine months ended September 30, 2023 and $1,956,735 during the nine months ended September 30, 2022.

Significant components of net operating expenses for the nine months ended September 30, 2023, were management fee expense of $412,843 and professional fees (audit, legal, accounting, and consulting) of $249,932. Significant components of net operating expenses for the nine months ended September 30, 2022, were management fee expense of $1,144,669 and professional fees (audit, legal, accounting, and consulting) of $280,272.

The lower level of net operating expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME/(LOSS)

Net investment income/(loss) was $1,360,195 for the nine months ended September 30, 2023 and $(12,133,601) for the nine months ended September 30, 2022.

The higher net investment income/(loss) in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to an interest adjustment on convertible notes with IntraOp Medical and Wrightspeed on which investment income is accrued. A waiver of management fees by the Advisor of $2,500,000 was approved by the Board for quarter ended September 30, 2023.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the gross and net realized and unrealized gains and losses on investments for the nine-month periods ended September 30, 2023, and September 30, 2022, is shown below.

Nine Months Ended September 30, 2023
Realized losses	$(7,864,982)
Net change in unrealized depreciation on investments	(23,424,108)
Net realized and unrealized losses on investments	$(31,289,090)

As of September 30, 2023
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(126,091,989
Net unrealized depreciation on portfolio investments	$(126,091,989)

Nine Months Ended September 30, 2022
Realized losses	$(3,129,684)
Net change in unrealized depreciation on investments	(41,056,714)
Net realized and unrealized losses on investments	$(44,186,398)

As of September 30, 2022
Gross unrealized appreciation on portfolio investments	$1,471,727
Gross unrealized depreciation on portfolio investments	(96,628,458)
Net unrealized depreciation on portfolio investments	$(95,156,731)

During the nine months ended September 30, 2023, we recognized net realized losses of approximately $(7,864,982) from the sale of investments.

During the nine months ended September 30, 2023, net unrealized depreciation on total investments increased by $23,424,108. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This increase in net unrealized depreciation was primarily caused by a decrease in the valuations of our Wrightspeed, Hera Systems, and IntraOp Medical holdings.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2023, the net decrease in net assets resulting from operations totaled $29,928,895 and for the nine months ended September 30, 2022, the net decrease in net assets resulting from operations totaled $56,319,999. The basic and fully diluted net change in net assets per share for the nine months ended September 30, 2023 was $(4.34) and the basic and fully diluted net change in net assets per share for the nine months ended September 30, 2022 was $(8.17). The lower decrease in net assets resulting from operations for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is due primarily to a lesser decline in the valuation in the nine months ended September 30, 2023 of certain of our investments.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2023, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.On October 6, 2023, the Fund announced that it was voluntarily delisting from the Nasdaq Global Market. The delisting became effective on October 26 and the Fund’s common stock is now quoted on the OTCQB market. On October 13, 2023, the Fund issued a press release announcing a plan to seek stockholder approval to withdraw its BDC election and pursue liquidation.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of September 30, 2023, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 1A.    Risk Factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.    Defaults Upon Senior Securities.

Item 4.    Mine Safety Disclosures.

Item 5.    Other Information.

Item 6.    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.	Fee Waiver Agreement

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: November 14, 2023
Kevin Landis Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	Description
10.	Fee Waiver Agreement

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002