Form 10-K
period 2023-12-31
Firsthand Technology Value Fund, Inc.
filed 2024-03-28
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes     ☒ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2023 was approximately $1 million (computed using the closing price of $0.30 per share of Common Stock on December 31, 2023, as reported by OTC Markets Group.

As of March 1, 2024, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

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

GENERAL

Firsthand Technology Value Fund, Inc. (“we,” “us,” “our,” the “Company”, the “Fund,” or “SVVC”) is an externally managed, closed-end, non-diversified management investment company organized as a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70 percent of our total assets in “qualifying assets,” including securities of private or micro-cap public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments a RIC and will be taxed as a C corporation for tax purposes. Firsthand Capital Management, Inc. (the “Investment Adviser”, the “Adviser”, or “FCM”) serves as our investment adviser and manages the investment process on a daily basis.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2023.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$110,227
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	73,502
Hera Systems, Inc.	Aerospace	4,200,000
IntraOp Medical Corp.	Medical Devices	87,713
Kyma, Inc.	Advanced Materials	100,000
Lyncean Technologies, Inc.	Semiconductor Equipment	0
Revasum, Inc. [2]	Semiconductor Equipment	3,862,405
UCT Coatings, Inc.	Advanced Materials	299,932
Wrightspeed, Inc.	Automotive	0

[1]

Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2023. For public companies, the figure represents the market value of our securities on December 31, 2023, less any discount due to resale restriction on the security.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2023, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

EMPLOYEES

We do not currently have any direct employees. Mr. Landis, our Chief Executive Officer, is the majority owner and Chief Investment Officer of the Investment Adviser. The Investment Adviser currently employs a staff of 6, including investment, legal, and administrative professionals.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. In general, the Adviser seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Adviser’s cybersecurity risk management strategy focuses on several areas:

●

Identification and Reporting: The Adviser has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Adviser’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.

●

Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.

●

Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

●

Third-Party Risk Management: The Adviser maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors and service providers

●

Education and Awareness: The Adviser provides periodic training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and eventsThe results of such assessments and reviews are evaluated by management and reported to the Board, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Adviser, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board receives regular updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

2023 Quarter Ending	Low	High
March 31	$0.92	$1.15
June 30	$0.61	$0.98
September 30	$0.42	$0.69
December 31	$0.18	$0.42

SHAREHOLDERS

As of February 29, 2024, there were approximately 950 shareholders of record and approximately 8,300 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2023.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2023.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock (market price) and of the Fund’s NAV with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. There is a difference between the market price of our common stock and the Fund’s NAV because the stock may trade at a discount or premium to the NAV in the secondary market. The comparison assumes that the value of the investment in our common stock (using both market price and NAV) and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2023.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2023		AS OF DECEMBER 31, 2022
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,173,502	*	$1,772,422	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,131,932		140,355,353
Total acquisition cost	$133,967,669		$142,790,010
Unaffiliated investments at market value	$173,502	*	$772,422	*
Affiliated investments at market value	299,932		337,500
Controlled investments at market value	8,260,345		39,012,002
Total Market value** (Note 6)	8,733,779		40,121,924
Foreign currency at value (cost $2,629 and $3,235)	2,765		3,404
Receivable from dividends and interest	8,161		14,463
Other assets	63,649		64,066
Total Assets	8,808,354		40,203,857
LIABILITIES
Payable to affiliates (Note 4)	7,183,782		9,188,187
Trustees’ fees payable	13,891		50,000
Consulting fee payable	43,000		46,000
Accrued expenses and other payables	307,310		310,079
Total Liabilities	7,547,983		9,594,266
NET ASSETS	$1,260,371		$30,609,591

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,517,244)		(146,168,024)
NET ASSETS	$1,260,371		$30,609,591

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.18		$4.44

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/23 and 12/31/22 were 5.23% and 4.13%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
INVESTMENT INCOME
Unaffiliated dividends	—	—	$171,613
Unaffiliated interest	$37,275	$3,318	30,906
Affiliated/controlled interest	85,356	(10,015,197)	6,116,176
Foreign tax withholding	—	3,457	—
TOTAL INVESTMENT INCOME	122,631	(10,008,422)	6,318,695
EXPENSES
Investment advisory fees (Note 4)	455,559	1,366,496	2,220,811
Administration fees	116,785	118,009	122,177
Custody fees	8,743	17,338	24,661
Transfer agent fees	33,296	38,054	39,737
Registration and filing fees	35,300	33,800	32,700
Professional fees	398,882	397,138	367,471
Printing fees	299,958	60,853	80,307
Trustees fees	43,841	200,000	200,000
Compliance fees	110,336	118,777	120,487
Miscellaneous fees	81,068	88,580	46,907
TOTAL GROSS EXPENSES	1,583,768	2,439,045	3,255,258
Less waiver and/or reimbursement (Note 4)	(2,542,716)	—	—
TOTAL NET EXPENSES	(958,948)	2,439,045	3,255,258
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	1,081,579	(12,447,467)	3,063,437
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(7,864,998)	(3,131,579)	11,753,038
Foreign currency	16	1,914	27
Net realized gains (losses), net of deferred taxes	(7,864,982)	(3,129,665)	11,753,065
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	—	(280,160)	(551,274)
Affiliated/controlled investments and foreign currency	(21,615,371)	(48,442,656)	(21,673,270)
Affiliated/controlled warrants investments (1)	(950,446)	154,915	20,298
Net change in unrealized (depreciation), net of deferred taxes	(22,565,817)	(48,567,901)	(22,204,246)

Net Realized and Unrealized (Loss) on Investments, Net of Deferred Taxes	(30,430,799)	(51,697,566)	(10,451,181)
Net Decrease In Net Assets Resulting From Operations, Net of Deferred Taxes	$(29,349,220)	$(64,145,033)	(7,387,744)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(4.26)	$(9.31)	$(1.07)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2023 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Medical Devices	7.0%	55.9%
Automotive	0.0%	29.0%
Aerospace	333.2%	25.8%
Semiconductor Equipment	306.6%	11.5%
Equipment Leasing	8.8%	2.9%
Intellectual Property	0.0	2.4%
Advanced Materials	31.8%	1.4%
Exchange-Traded/Money Market Funds	3.8%	2.2%
(Liabilities)/Other Assets	(593.0%)	(31.1%)
Net Assets	100.0%	100.0%

Certain trends in the technology industry may have an impact on the portfolio in coming quarters. In particular, the semiconductor industry, which has historically been a highly cyclical industry, has enjoyed a period of strong growth over the past several years. Given the substantial weighting of semiconductor investments in the current portfolio, the Fund will be sensitive to changes in this industry. Fund performance may also be impacted by the speed of adoption of certain new technologies, including, but not limited to: electron radiation for cancer treatment, X-ray inspection of electronic components, and small form factor satellites.

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

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2023, December 31, 2022, and December 31, 2021.

INVESTMENT INCOME

For the year ended December 31, 2023, we had investment income of $122,631 primarily attributable to an interest on convertible/term note investments with Hera.

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

The higher level of investment income in the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to an interest adjustment on notes issued by IntraOp and Wrightspeed in 2022.

The lower level of investment income in the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to an interest adjustment on notes issued by IntraOp and Wrightspeed.

OPERATING EXPENSES

Operating expenses totaled approximately $1,583,768 during the year ended December 31, 2023, $2,439,045 during the year ended December 31, 2022, , and $3,255,258 during the year ended December 31, 2021.

Significant components of operating expenses for the year ended December 31, 2023, were a management fee expense of $455,559, and professional fees (audit, legal, accounting, and consulting) of $398,882.

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

The lower level of operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

The lower level of operating expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to a decrease in total net assets, on which the investment advisory fees are based.

NET INVESTMENT GAIN/(LOSS)

The net investment gain/(loss) before taxes was $1,081,579 for the year ended December 31, 2023, $(12,447,467) for the year ended December 31, 2022, and $3,063,437 for the year ended December 31, 2021.

The greater net investment gain before taxes in the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to a waiver of investment advisory fees (see Note 4).

The greater net investment gain before taxes in the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to an interest adjustment in convertible notes with IntraOp Medical and Wrightspeed on which we accrue income.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, is shown below.

Year Ended December 31, 2023
Realized losses	$(7,864,982)
Net change in unrealized depreciation on investments	$(22,565,817)
Net realized and unrealized loss on investments	$(30,430,799)

As of December 31, 2023
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	$(125,233,890)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(125,233,890)

Year Ended December 31, 2022
Realized losses	$(3,129,665)
Net change in unrealized depreciation on investments	$(48,567,901)
Net realized and unrealized loss on investments	$(51,697,566)

As of December 31, 2022
Gross unrealized appreciation on portfolio investments	$957,122
Gross unrealized depreciation on portfolio investments	$(103,625,209)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(102,668,087)

Year Ended December 31, 2021
Realized gains	$11,753,065
Net change in unrealized depreciation on investments	$(22,204,246)
Net realized and unrealized loss on investments	$(10,451,181)

As of December 31, 2021
Gross unrealized appreciation on portfolio investments	$18,046,155
Gross unrealized depreciation on portfolio investments	$(72,146,172)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(54,100,017)

During the year ended December 31, 2023, we recognized net realized losses of approximately $7,864,982 from the sale of investments. Realized losses were higher compared to the Fund’s realized gains in 2022 due to the sale of investments, primarily SiGen in 2023.

During the year ended December 31, 2023, net unrealized depreciation on total investments increased by $22,565,817. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the year is due primarily to the decrease in value of our investments, most notably, IntraOp Medical, and Wrightspeed.

During the year ended December 31, 2022, we recognized net realized losses of approximately $3,129,665 from the sale of investments. Realized losses were higher compared to the Fund’s realized gains in 2021 due to the sale of investments, primarily Pivotal in 2022.

During the year ended December 31, 2022, net unrealized depreciation on total investments increased by $48,567,901. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The increase in unrealized depreciation on total investments during the year is due primarily to the decrease in value of our investments, most notably, IntraOp Medical, Wrightspeed and Revasum.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $29,349,220 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2023 was $(4.26).

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

The greater decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2023 as compared to the year ended December 31, 2022, is due primarily to a greater decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

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

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2023, 2022, and 2021, our operating expenses were $1,583,768, $2,439,045, and $3,255,258, respectively.

For the year ended December 31, 2023, our total cash reserves and liquid securities decreased approximately 88%, primarily due to the purchase of portfolio securities. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

During the year ended December 31, 2022, cash and cash equivalents decreased to $73,502 at the end of the year, from $616,064 at the beginning of the year. The decrease in cash and cash equivalents primarily resulted from the sale of portfolio investments in 2023.

At December 31, 2023, we had investments in public and private securities totaling approximately $8.7 million. Also, at December 31, 2023, we had approximately $0.1 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2023, net assets totaled approximately $1.3 million, with an NAV per share of $0.18. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2023, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2023, our investment in EQX consisted of 1,950,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $0.1 million.

Hera Systems, Inc.

Hera Systems, Inc. (“Hera”), San Jose, CA, is currently developing a constellation of micro satellites to launch into low Earth orbit with imaging and communications capabilities.

At December 31, 2023, our investment in Hera consisted of 3,642,324 shares of Series A preferred stock, 7,039,203 shares of Series B preferred stock, 2,650,000 shares of Series C preferred stock, $1,200,000 par value convertible note, $5,359,791 par value convertible note, and 24,414,922 shares of Series B warrants with an aggregate fair value of approximately $4.2 million.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2023, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $1,000,000 par value convertible note, $400,000 par value convertible note, $750,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $200,000 par value convertible note, $150,000 par value convertible note, $350,000 par value convertible note, $700,000 par value convertible note, a $10,961,129 par value convertible note, with a combined aggregate fair value of approximately $88 thousand.

Kyma, Inc.

Kyma, Inc. (“Kyma”), Raleigh, NC, is a supplier of high-quality gallium nitride-based wafers to semiconductor device manufacturers in the electronics and optical markets.

At December 31, 2023, our investment in Kyma consisted of a $100,000 par value convertible note with a combined fair value of approximately $100 thousand.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2023, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $0.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2023, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $300 thousand.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for heavy-duty commercial vehicles.

At December 31, 2023, our investments in Wrightspeed consisted of 69,102 shares of common stock, 60,733,693 shares of Series AA preferred stock, warrants to purchase 609,756 shares of Series AA preferred stock, $750,000 par value convertible note, $400,000 par value convertible note, $900,000 par value convertible note, $1,050,000 par value convertible note, $400,000 par value convertible note, $375,000 par value convertible note, $2,000,000 par value convertible note, $1,400,000 par value convertible note, $1,200,000 par value convertible note, $700,000 par value convertible note, $300,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $200,000 par value convertible note, $185,000 par value convertible note, $65,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $135,000 par value convertible note, $165,000 par value convertible note, $125,000 par value convertible note, a $4,929,015 par value convertible note, and a a $100,000 par value convertible note and a $40,000 par value convertible note with a combined fair value of approximately $0.

PUBLIC INVESTMENTS

At December 31, 2023, we had investments in the following public securities:

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2023, our investment in Revasum consisted of 39,774,889 shares of CDIs with an aggregate fair value of approximately $3.9 million

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2023, our investment in Money Market consisted of 73,502 shares of the money market fund with a market value of approximately $74 thousand.

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

SUBSEQUENT EVENTS

Subsequent to the close of the year on December 31, 2023, and through the date of the issuance of the financial statements included herein, a number of material events related to our portfolio of investments occurred, consisting primarily of purchased and sold securities. Since that date, we have not purchased any additional private securities.

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

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2023, we do not have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2023, and the financial highlights for each of the years in the five-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the Company’s auditor since 1997.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2023 by correspondence with the custodian and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Firsthand Technology Value Fund, Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 6, level 3 investments were valued at $4,797,872 which represented 381% of the Company’s net assets as of December 31, 2023.  As part of the valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by an independent third-party valuation firm.  The Company’s level 3 investments are valued using acceptable industry methods including a market approach, an income approach, a cost approach, or a combination of such approaches.  The market approach uses prices and other relevant information generated by market transactions.  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) discounted to a single present value amount.  The cost approach uses the Company’s cost basis of the investment.  In following these approaches, the types of factors that management may take into account in fair value pricing investments include observable market inputs together with significant unobservable inputs, including relevant comparable company multiples, discount rates, volatility and recent transactions.

The principal consideration for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter as there was significant judgement by management to determine the fair value of these level 3 investments, which included significant unobservable inputs as described above.  This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained related to the unobservable inputs.

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

Emphasis of Matter

As discussed in Note 1, the Company issued a press release announcing approval to withdraw its BDC election and pursue liquidation.

Additionally, As discussed in Note 10 to the  financial statements, the Company has two unconsolidated significant subsidiaries, as defined under S-X Rule 3-09 for which audited financial statements as of December 31, 2023 were not available as of the date the consolidated financial statements were issued.  Because the audited financial statements were not available, the Company has presented summarized financial information for one subsidiary as of December 31, 2023 and 2022 and for the three years ending December 31, 2023 and audited financial statements for the fiscal period ending January 1, 2023 for the second subsidiary.

Our opinion is not modified with respect to these matters.

/S/ TAIT, WELLER & BAKER LLP
PCAOB ID 445

Philadelphia, Pennsylvania
March 28, 2024

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2023		AS OF DECEMBER 31, 2022
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,173,502	*	$1,772,422	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,131,932		140,355,353
Total acquisition cost	$133,967,669		$142,790,010
Unaffiliated investments at market value	$173,502	*	$772,422	*
Affiliated investments at market value	299,932		337,500
Controlled investments at market value	8,260,345		39,012,002
Total Market value** (Note 6)	8,733,779		40,121,924
Foreign currency at value (cost $2,629 and $3,235)	2,765		3,404
Receivable from dividends and interest	8,161		14,463
Other assets	63,649		64,066
Total Assets	8,808,354		40,203,857
LIABILITIES
Payable to affiliates (Note 4)	7,183,782		9,188,187
Trustees’ fees payable	13,891		50,000
Consulting fee payable	43,000		46,000
Accrued expenses and other payables	307,310		310,079
Total Liabilities	7,547,983		9,594,266
NET ASSETS	$1,260,371		$30,609,591

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,517,244)		(146,168,024)
NET ASSETS	$1,260,371		$30,609,591

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.18		$4.44

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/23 and 12/31/22 were 5.23% and 4.13%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.(8.8%)	Common Stock *(1)(2)(4)	6/10/2016	100,000	$20,000	$55
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)	6/10/16-11/7/16	1,950,000	1,950,000	110,172
					110,227

HERA SYSTEMS, INC. (333.2%) Aerospace	Note Matures December 2024 Interest Rate 10% (1)(2)(4)(6)	12/29/2022	5,359,791	5,359,791	3,431,683
	Convertible Note Matures December 2024 Interest Rate 10% (1)(2)(4)	12/29/2022	1,200,000	1,200,000	768,317
	Preferred Stock - Series A *(1)(2)(4)	9/18/2015	3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)	8/7/17 - 2/1/19	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)	8/7/19-2/12/20	2,650,000	2,650,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	7/9/18 - 9/4/18	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	2/1/2019	5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	8/7/2017	6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)	9/28/2017	700,000	0	0
					4,200,000

INTRAOP MEDICAL CORP. (7.0%) Medical Devices	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	10/11/2019	500,000	500,000	1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	10/22/2021	1,000,000	1,000,000	3,154
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	10/29/2019	500,000	500,000	1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	10/6/2021	500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

 PORTFOLIO
COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	11/12/2021	500,000	$500,000	$1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	11/29/2021	500,000	500,000	1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	12/31/2018	10,961,129	10,961,129	34,570
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	2/27/2020	1,000,000	1,000,000	3,154
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	2/28/2022	200,000	200,000	631
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	3/25/2020	500,000	500,000	1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	3/30/2022	150,000	150,000	473
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	4/20/2021	1,000,000	1,000,000	3,154
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	4/6/2022	350,000	350,000	1,104
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	5/8/2020	400,000	400,000	1,261
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	6/10/2021	500,000	500,000	1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	6/10/2022	700,000	700,000	2,208
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	7/12/2019	1,300,000	1,300,000	4,100
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	7/16/2021	500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

 PORTFOLIO
COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	7/31/2020	500,000	$500,000	$1,577
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	8/28/2020	750,000	750,000	2,365
	Convertible Note Matures December 2024 Interest Rate 15% (1)(2)(4)(6)	9/22/2021	500,000	500,000	1,577
	Preferred Stock - Series C *(1)(2)(4)	7/12/2013	26,856,187	26,299,939	0
	Term Note Matures December 2024 Interest Rate 8% (1)(2)(4)(6)	2/10/2017	2,000,000	2,000,000	6,308
	Term Note Matures December 2024 Interest Rate 8% (1)(2)(4)(6)	2/28/2014	3,000,000	3,000,000	9,461
					87,713

KYMA, INC. (7.9%) Advanced Materials	Convertible Note Matures March 2024 Interest Rate 10% (1)(4)	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%)	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

REVASUM, INC. (306.5%)	CDIs *(2)	11/14/16 - 10/3/22	39,774,889	9,268,218	3,862,405
Semiconductor Equipment

UCT COATINGS, INC. (23.8%)	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	299,932
Advanced Materials

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (0.0%)	Common Stock *(1)(2)	6/7/2019	69,102	$7,460,851	$0
Automotive	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	1/10/2023	100,000	100,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/13/2020	1,050,000	1,050,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/20/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/21/2022	135,000	135,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	10/5/2021	700,000	700,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/11/2020	400,000	400,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/14/2022	165,000	165,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/23/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	11/24/2020	375,000	375,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/11/2020	400,000	400,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/23/2020	2,000,000	2,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/28/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	12/9/2022	125,000	125,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	2/23/2021	1,400,000	1,400,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	2/23/2022	200,000	200,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	3/11/2022	185,000	185,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	4/12/2021	1,200,000	1,200,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	4/14/2022	65,000	65,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/10/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/18/2021	1,000,000	1,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments -continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (CONTINUED)	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	5/26/2022	250,000	$250,000	$0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/10/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/22/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/28/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	6/7/2019	4,929,015	4,929,015	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/13/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/26/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	7/28/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/12/2020	750,000	750,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/12/2022	250,000	250,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	8/19/2021	1,000,000	1,000,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	9/10/2022	900,000	900,000	0
	Convertible Note Matures June 2024 Interest Rate 12% (1)(2)(4)(6)	9/22/2021	300,000	300,000	0
	Convertible Note Matures December 2024 Interest Rate 18% (1)(2)(4)(6)	8/25/2023	40,000	40,000	0
	Preferred Stock - Series AA *(1)(2)(4)	6/7/19 - 7/20/20	60,733,693	17,355,887	0
					0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments -continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (5.8%)	Fidelity Investments Money Market Treasury Portfolio - Class 1 (5)	Various	73,502	$73,502	$73,502

TOTAL INVESTMENTS (Cost $133,967,669) — 693.0%					8,733,779

LIABILITIES IN EXCESS OF OTHER ASSETS — (593.0)%					(7,473,408)

NET ASSETS — 100.0%					$1,260,371

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:CHESS Depositary Interests

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At December 31, 2023, we held $4,797,872 (or 380.7% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security. (380.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on December 31, 2023 valuation no such interest accrued during year ended December 31, 2023.

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

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security. (117% of net assets).
(5)	The Fidelity Investments Money Market Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues over the life of the Note and is not payable until maturity. An interest adjustment was made in 2022. See Note 2 to the financial statements.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
INVESTMENT INCOME
Unaffiliated dividends	—	—	$171,613
Unaffiliated interest	$37,275	$3,318	30,906
Affiliated/controlled interest	85,356	(10,015,197)	6,116,176
Foreign tax withholding	—	3,457	—
TOTAL INVESTMENT INCOME	122,631	(10,008,422)	6,318,695
EXPENSES
Investment advisory fees (Note 4)	455,559	1,366,496	2,220,811
Administration fees	116,785	118,009	122,177
Custody fees	8,743	17,338	24,661
Transfer agent fees	33,296	38,054	39,737
Registration and filing fees	35,300	33,800	32,700
Professional fees	398,882	397,138	367,471
Printing fees	299,958	60,853	80,307
Trustees fees	43,841	200,000	200,000
Compliance fees	110,336	118,777	120,487
Miscellaneous fees	81,068	88,580	46,907
TOTAL GROSS EXPENSES	1,583,768	2,439,045	3,255,258
Less waiver and/or reimbursement (Note 4)	(2,542,716)	—	—
TOTAL NET EXPENSES	(958,948)	2,439,045	3,255,258
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	1,081,579	(12,447,467)	3,063,437
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(7,864,998)	(3,131,579)	11,753,038
Foreign currency	16	1,914	27
Net realized gains (losses), net of deferred taxes	(7,864,982)	(3,129,665)	11,753,065
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	—	(280,160)	(551,274)
Affiliated/controlled investments and foreign currency	(21,615,371)	(48,442,656)	(21,673,270)
Affiliated/controlled warrants investments (1)	(950,446)	154,915	20,298
Net change in unrealized (depreciation), net of deferred taxes	(22,565,817)	(48,567,901)	(22,204,246)

Net Realized and Unrealized (Loss) on Investments, Net of Deferred Taxes	(30,430,799)	(51,697,566)	(10,451,181)
Net Decrease In Net Assets Resulting From Operations, Net of Deferred Taxes	$(29,349,220)	$(64,145,033)	(7,387,744)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(4.26)	$(9.31)	$(1.07)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(29,349,220)	$(64,145,033)	$(7,387,744)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(140,000)	(9,412,526)	(17,350,000)
Proceeds from disposition of investments	498,425	9,937,261	16,104,357
Net purchases/sales from short-term investments	598,921	(1,217,769)	1,738,739
Increase (decrease) in dividends, interest, and reclaims receivable	6,302	11,471,179	(5,757,044)
Increase (decrease) in due to Custodian	—	(13,589)	13,589
Increase (decrease) in payable to affiliates	(2,004,405)	1,485,273	2,252,215
Increase (decrease) in other assets	417	—	(38,351)
Increase (decrease) in accrued expenses and other payables	(41,878)	198,958	(27,671)
Net realized gain (loss) from investments	7,864,982	3,131,579	(11,753,065)
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	22,565,817	48,568,071	22,204,246
Net cash provided by (used in) operating activities	(639)	3,404	(729)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash	(639)	3,404	(729)
Cash and foreign currency - beginning of year	3,404	—	729
Cash and foreign currency - end of year	$2,765	$3,404	$—

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
FROM OPERATIONS:
Net investment income (loss), net of deferred taxes	$1,081,579	$(12,447,467)	$3,063,437
Net realized gain (loss) from security transactions, foreign currency and warrants transactions, net of deferred taxes	(7,864,982)	(3,129,665)	11,753,065
Net change in unrealized (depreciation) on investments and warrants transactions, net of deferred taxes	(22,565,817)	(48,567,901)	(22,204,246)
Net decrease in net assets from operations	(29,349,220)	(64,145,033)	(7,387,744)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	—	—	—
TOTAL DECREASE IN NET ASSETS	(29,349,220)	(64,145,033)	(7,387,744)

NET ASSETS:
Beginning of year	30,609,591	94,754,624	102,142,368
End of year	$1,260,371	$30,609,591	$94,754,624

COMMON STOCK ACTIVITY:
Shares repurchased	—	—	—
Net increase (decrease) in shares outstanding	—	—	—
Shares outstanding, beginning of year	6,893,056	6,893,056	6,893,056
Shares outstanding, end of year	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
Net asset value at beginning of year	$4.44	$13.75	$14.82	$17.70	$26.69
Income from investment operations:
Net investment income (loss), before deferred taxes	0.16	(1.81)	0.44 (1)	0.09 (1)	0.90 (1)
Deferred tax benefit	—	—	—	—	0.08
Net investment gain (losses)	0.16	(1.81)	0.44	0.09	0.82
Net realized and unrealized gains (losses) on investments, before deferred taxes	(4.42)	(7.50)	(1.51)	(2.30)	(12.15)
Deferred tax expense	—	—	—	(1.13)	2.34
Net realized and unrealized gains (losses) on investments, after deferred taxes	(4.42)	(7.50)	(1.51)	(3.43)	(9.81)
Total from investment operations	(4.26)	(9.31)	(1.07)	(3.34)	(8.99)

Distributions from:
Realized capital gains	—	—	—	—	—
Anti-dilutive effect from capital share transactions	—	—	—	0.46	—
Net asset value at end of year	$0.18	$4.44	$13.75	$14.82	$17.70

Market value at end of year	$0.30	$0.95	$4.01	$4.47	$6.43

Total Return
Based on Net Asset Value	(95.95)%	(67.71)%	(7.22)%	(16.27)%	(33.68)%
Based on Market Value	(68.42)%	(76.31)%	(10.29)%	(30.48)%	(42.59)%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each year

Net assets at end of year (millions)	$1.3	$30.6	$94.8	$102.1	$127.1
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	(7.21)%	4.11%	3.12%	3.10%	(2.84	)%(2)
Deferred tax (benefit)/expense(3)(4)	—	—	—	8.02% (5)	(9.91)%
Total expenses	(7.21)%	4.11%	3.12%	11.12%	(12.75	)%(2)
Total expenses, excluding incentive fees and deferred tax expense	(7.21)%	4.11%	3.12%	3.10%	2.80%
Total expenses, excluding incentive fees and deferred tax expenses and fee waiver	11.91%	4.11%	3.12%	3.10%	2.80%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	8.13%	(20.96)%	2.94%	0.64%	3.93%	(2)
Deferred tax benefit (4)(6)	—	—	—	—	(0.33)%
Net investment income (loss)	8.13%	(20.96)%	2.94%	0.64%	3.60%
Net investment income before fee waiver	(10.99)%	(20.96)%	2.94%	0.64%	3.60%
Portfolio turnover rate	1%	15%	16%	13%	18%

(1)	Calculated using average shares outstanding.
(2)	Amount includes the incentive fee. For the year ended December 31, 2019, the ratio of the incentive fee to average net assets was (5.64)%.
(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(4)	The deferred tax expense and tax benefit are based on average net assets.
(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.
(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

DECEMBER 31, 2023

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

On October 13, 2023, the Fund issued a press release announcing a plan to seek shareholder approval to withdraw its BDC election and pursue liquidation.

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

DECEMBER 31, 2023

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On December 31, 2023, our financial statements include venture capital investments valued at approximately $4.7 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2023, we held $4,797,872 in restricted securities. At December 31, 2022, we held $35,929,006 in restricted securities.

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

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

   The average quarterly volume of the Company’s derivatives during the year ended December 31, 2023 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	791,176	—

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

DECEMBER 31, 2023

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2023, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2023, there were no Incentive fee adjustments. For the year ended December 31, 2022, there were no incentive fee adjustments. For the year ended December 31, 2021, there were no incentive fee adjustments.

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

DECEMBER 31, 2023

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2023:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$299,932
Equipment Leasing	—	—	55
Semiconductor Equipment	3,862,405	—	—
Total Common Stocks	3,862,405	—	299,987

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

ASSETS (continued)	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Preferred Stocks
Equipment Leasing	—	—	110,172
Total Preferred Stocks	—	—	110,172
Asset Derivatives *
Equity Contracts	—	—	—
Total Asset Derivatives	—	—	—
Convertible Notes
Advanced Materials	—	—	100,000
Aerospace	—	—	4,200,000
Medical Devices	—	—	87,713
Total Convertible Notes	—	—	4,387,713
Mutual Funds	73,502	—	—
Total	$3,935,907	$—	$4,797,872

*	Asset derivatives include warrants.

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

The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2022.

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

DECEMBER 31, 2023

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

DECEMBER 31, 2023

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/22	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/23
Common Stocks
Advanced Materials	$337,500	$—	$—	$—	$(37,568)	$—	$299,932
Automotive	546	—	—	—	(546)	—	55
Equipment Leasing	11,130	—	—	—	(11,075)	—	—
Intellectual Property	111	—	(7,966)	(161,079)	168,934	—	—
Total Common Stocks	349,287	—	(7,966)	(161,079)	119,745	—	299,987
Preferred Stocks
Aerospace	384,067	—	—	—	(384,067)	—	—
Automotive	1,049,478	—	—	—	(1,049,478)	—	—
Equipment Leasing	865,995	—	—	—	(755,823)	—	110,172
Intellectual Property	737,112	—	(490,456)	(7,697,241)	7,450,585	—	—
Total Preferred Stocks	3,036,652	—	(490,456)	(7,697,239)	5,261,217	—	110,172
Asset Derivatives
Equity Contracts	957,125	—	—	(6,678)	(950,447)	—	—
Total Asset Derivatives	957,125	—	—	(6,678)	(950,447)	—	—
Convertible and Non-Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	6,559,791	—	—	—	(2,359,791)	—	4,200,000
Automotive	7,809,430	140,000	—	—	(7,949,430)	—	—
Medical Devices	17,116,721	—	—	—	(17,029,008)	—	87,713
Total Convertible Notes	31,585,942	140,000	—	—	(27,338,229)	—	4,387,713
Total	$35,929,006	$140,000	$(498,422)	$(7,864,998)	$(22,907,714)	$—	$4,797,872

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2023 was $(30,530,677).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/21	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/2022
Common Stocks
Advanced Materials	$613,650	$—	$—	$—	$(276,150)	$—	$337,500
Automotive	1,126	—	—	—	(580)	—	546
Equipment Leasing	31,490	—	—	—	(20,360)	—	11,130
Intellectual Property	277	—	—	—	(166)	—	111
Total Common Stocks	646,543	—	—	—	(297,256)	—	349,287
Preferred Stocks
Aerospace	324,245	—	—	—	59,822	—	384,067
Automotive	1,777,068	—	—	—	(727,590)	—	1,049,478
Equipment Leasing	1,898,420	—	(350,000)	—	(682,425)	—	865,995
Intellectual Property	1,050,442	—	—	—	(313,330)	—	737,112
Medical Devices	670,062	—	—	—	(670,062)	—	—
Semiconductor Equipment	280,160	—	—	(4,082,192)	3,802,032	—	—
Total Preferred Stocks	6,000,397	—	(350,000)	(4,082,192)	1,468,447	—	3,036,652
Asset Derivatives
Equity Contracts	802,210	—	—	—	154,915	—	957,125
Total Asset Derivatives	802,210	—	—	—	154,915	—	957,125
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	4,380,000	7,414,791	(5,235,000)	—	—	—	6,559,791
Automotive	21,404,015	2,625,000	—	—	(16,219,585)	—	7,809,430
Medical Devices	26,411,129	2,400,000	—	—	(11,694,408)		17,116,721
Total Convertible Notes	52,295,144	12,439,791	(5,235,000)	—	(27,913,993)	—	31,585,942
Total	$59,744,294	$12,439,791	$(5,585,000)	$(4,082,192)	$(26,587,887)	$—	$35,929,006

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2022 was $(30,670,079).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2023:

	FAIR VALUE AT 12/31/23	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.4M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Years to Maturity(3) Volatility(2) Risk-Free Rate(3) Discount for Lack of Marketability(4)	8x – 1.0x (0.9x) 5 years (5 years) 50.0%(50%) 3.84%(3.84%) 22.7% (22.7%)

Direct venture capital investments: Aerospace	$4.2M	Market Comparable Companies	EBITDA Multiple(3)	2.1x – (2.1x)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 - ($0)
Direct venture capital investments: Equipment Leasing	$0.1M	Liquidation Value Option Pricing Model	Years to Maturity(3) Volatility(3) Risk-Free Rate (3)	5 years (5 years) 50.0% (50.0%) 3.84% (3.84%)
Direct venture capital investments: Medical Devices	$0.1M	Market Comparable Companies	Revenue Multiple(3) Risk Free Rate	1.2x – 1.5x (1.4x) 4.01%(4.01%)

(1)

As of December 31, 2022, the Fund used Prior Transaction Analysis and Market Comparable Companies approaches to value certain investments. As of December 31, 2023, the Fund discontinued use of these approaches in certain cases in which more reliable indications of value were developed..

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

DECEMBER 31, 2023

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

	FAIR VALUE AT 12/31/22	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.2M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(3)	5.7x - 7.6x (6.7x) 0.7x – 1.0x (0.9x) 5 years (5 years) 50.0% (50.0%) 3.99% (3.99%) 22.7% (22.7%)
Direct venture capital investments: Aerospace	$7.9M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	5.2x – (5.2x) 5 years (5 years) 60.0% (60.0%) 3.99% (3.99%)
Direct venture capital investments: Automotive	$8.9M	Prior Transaction Analysis Option Pricing Model Probability-Weighted Expected Return Method	Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4) Going Concern Probability(3)	5 years (5 years) 50.0% (50.0%) 3.99% (3.99%) 0.0% – 22.7% (0%) 10% (10%)
Direct venture capital investments: Equipment Leasing	$0.9M	Market Comparable Companies Liquidation Value Option Pricing Model	EBITDA Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	2.6x - 3.5x 3.2x) 5 years (5 years) 50.0% (50.0%) 3.99% (3.99%)

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

continued	FAIR VALUE AT 12/31/22	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Intellectual Property	$0.2M	Discounted Cash Flow Option Pricing Model	Weighted Average Cost of Capital(4) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	12.5% (12.5%) 5 years (5 years) 55.0% (55.0%) 3.99% (3.99%) 0.0% - 24.3% (0.0%)
Direct venture capital investments: Medical Devices	$17.1M	Market Comparable Companies	Revenue Multiple(3)	2.2x – 2.5x (2.3x)

(1)	As of December 31, 2022, the Fund used various methods to develop fair market estimates.
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the input would result in an decrease in the security’s valuation; a decrease in the input would result in a increase in the security’s valuation.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2023.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$—
Gross unrealized depreciation	(125,233,890)
Net unrealized (depreciation)	$(125,233,890)
Federal income tax cost, Investments	$133,967,669

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

The Company’s income tax provision consists of the following as of December 31:

	2023	2022
Deferred tax (expense)/benefit
Federal	$—	$—
State	—	—
Total deferred tax (expense)/benefit	$—	$—

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

Components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$3,465,923	$4,616,720
Capital loss carryforward	9,161,034	6,960,412
Net unrealized losses (gains) on investment securities	35,040,442	28,726,530
Total deferred tax assets, net	47,667,399	40,303,662
Valuation allowance	(47,667,399)	(40,303,662)
Net	$—	$—

For the year ended December 31, 2023, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had net operating loss carryforwards for federal and state of income tax purposes of  $12,387,144 which may be carried forward indefinitely.

As of December 31, 2023, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
Total	$32,741,364

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2023.

PURCHASES AND SALES
Purchases of investment securities	$140,000
Proceeds from sales and maturities of investment securities	$(498,425)

The Fund may purchase securities from, or sell securities to, an affiliated Fund under specific conditions outlined in procedures adopted by the Board. The procedures have been designed to ensure that any purchase or sale of securities by the Funds from or to another Fund or portfolio that is or could be considered an affiliate by virtue of having a common investment advisor (or affiliated investment advisors), common Trustees, and/or common officers complies with Rule 17a-7 of the 1940 Act. Further, as defined under the procedures, each transaction is effected at the current market price. Pursuant to these procedures, for the year ended December 31, 2023, the Firsthand Technology Value Fund did not purchase or sell securities to an affiliated fund.

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

DECEMBER 31, 2023

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2022, through December 31, 2023, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Equipment Leasing
EQX Capital, Inc. Common Stock*	$11,130	$—	$—	$—	$—	$(11,075)	$55	100,000
EQX Capital, Inc. Series A Preferred Stock*	865,995	—	—	—	—	(755,823)	110,172	1,950,000
Total Equipment Leasing	$877,125		$—		$—	$(766,898)	$110,227
Aerospace
Hera Systems, Inc. Convertible Note*	5,359,791	—	(4,467)	—	—	(1,928,108)	3,431,683	5,359,791
Hera Systems, Inc. Convertible Note*	1,200,000	—	89,823	—	—	(431,683)	768,317	1,200,000
Hera Systems, Inc. Series A Preferred*	4,735	—	—	—	—	(4,735)	—	3,642,324
Hera Systems, Inc. Series B Preferred*	275,585	—	—	—	—	(275,585)	—	7,039,203
Hera Systems, Inc. Series B*	478,608	—	—	—	—	(478,608)	—	12,250,000
Hera Systems, Inc. Series B*	242,817	—	—	—	—	(242,817)	—	6,214,922
Hera Systems, Inc. Series B*	205,118	—	—	—	—	(205,118)	—	5,250,000
Hera Systems, Inc. Series B*	27,349	—	—	—	—	(27,349)	—	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Hera Systems, Inc. Series C Preferred*	$103,747	$—	$—	$—	$—	$(103,747)	$—	2,650,000
Total Aerospace	$7,897,750		$85,356		$—	$(3,697,750)	$4,200,000
Medical Devices
IntraOp Medical Corp. Convertible Note*	6,746,169	—	—	—	—	(6,711,599)	34,570	10,961,129
IntraOp Medical Corp. Convertible Note*	800,102	—	—	—	—	(796,002)	4,100	1,300,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	1,846,389	—	—	—	—	(1,836,928)	9,461	3,000,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(612,309)	3,154	1,000,000
IntraOp Medical Corp. Convertible Note*	246,185	—	—	—	—	(244,924)	1,261	400,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	461,597	—	—	—	—	(459,232)	2.365	750,000
IntraOp Medical Corp. Convertible Note*	307,731	—	—	—	—	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(612,309)	3,154	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	615,463	—	—	—	—	(612,309)	3,154	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,732	—	—	—	—	(306,155)	1,577	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/2	SHARES HELD AT 12/31/23
IntraOp Medical Corp. Convertible Note*	$307,732	$—	$—	$—	$—	$(306,155)	$1,577	500,000
IntraOp Medical Corp. Convertible Note*	123,093	—	—	—	—	(122,462)	631	200,000
IntraOp Medical Corp. Convertible Note*	430,824	—	—	—	—	(428,616)	2,208	700,000
IntraOp Medical Corp. Convertible Note*	92,319	—	—	—	—	(91,846)	473	150,000
IntraOp Medical Corp. Convertible Note*	215,412	—	—	—	—	(214,308)	1,104	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	1,230,926	—	—	—	—	(1,224,618)	6,308	2,000,000
Total Medical Devices	$17,116,721		$—		$—	$(17,029,008)	$87,713
Semiconductor Equipment*
Revasum, Inc. CDI*(1)	3,520,496	—	—	—	—	341,909	3,862,405	39,774,889
Total Semiconductor Equipment	$3,520,496		$—		$—	$341,909	$3,862,405
Intellectual Property
Silicon Genesis Corp. Common Stock*	111	—	—	(7,966)	(161,080)	168,935	—	—
Silicon Genesis Corp. Common Warrants*	1	—	—	(1)	(6,677)	6,677	—	—
Silicon Genesis Corp. Series 1-E Preferred*	320,592	—	—	(49,292)	(2,323,111)	2,051,811	—	—
Silicon Genesis Corp. Series 1-D Preferred*	2,552	—	—	(7,351)	(424,549)	429,348	—	—
Silicon Genesis Corp. Series 1-G Preferred*	306,671	13	—	(417,972)	(3,462,620)	3,573,908	—	—
Silicon Genesis Corp. Series 1-H Preferred*	35,529	—	—	(7,241)	(929,654)	901,366	—	—
Silicon Genesis Corp. Series 1-F Preferred*	70,806	—	—	(7,884)	(448,505)	385,583	—	—
Silicon Genesis Corp. Series 1-C Preferred*	962	—	—	(716)	(108,802)	108,556	—	—
Total Intellectual Property	$737,224		$—		$(7,864,998)	$7,626,184	$—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Advanced Materials
UCT Coatings, Inc. Common Stock	$337,500	$—	$—	$—	$—	$(37,568)	$299,932	1,500,000
Total Advanced Materials	$337,500		$—		$—	$(37,568)	$299,932
Automotive
Wrightspeed, Inc. Common Stock*	546	—	—	—	—	(546)	—	69,102
Wrightspeed, Inc. Convertible Note*	65,000	—	—	—	—	(65,000)	—	200,000
Wrightspeed, Inc. Convertible Note*	—	40,000	740	—	—	(40,000)	—	40,000
Wrightspeed, Inc. Convertible Note*	—	100,000	(740)	—	—	(100,000)	—	100,000
Wrightspeed, Inc. Convertible Note*	40,625	—	—	—	—	(40,625)	—	125,000
Wrightspeed, Inc. Convertible Note*	53,625	—	—	—	—	(53,625)	—	165,000
Wrightspeed, Inc. Convertible Note*	43,875	—	—	—	—	(43,875)	—	135,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	97,500	—	—	—	—	(97,500)	—	300,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Wrightspeed, Inc. Convertible Note*	$81,250	$—	$—	$—	$—	$(81,250)	$—	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	21,125	—	—	—	—	(21,125)	—	65,000
Wrightspeed, Inc. Convertible Note*	60,125	—	—	—	—	(60,125)	—	185,000
Wrightspeed, Inc. Convertible Note*	227,500	—	—	—	—	(227,500)	—	700,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	130,000	—	—	—	—	(130,000)	—	400,000
Wrightspeed, Inc. Convertible Note*	650,000	—	—	—	—	(650,000)	—	2,000,000
Wrightspeed, Inc. Convertible Note*	455,000	—	—	—	—	(455,000)	—	1,400,000
Wrightspeed, Inc. Convertible Note*	390,000	—	—	—	—	(390,000)	—	1,200,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	81,250	—	—	—	—	(81,250)	—	250,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Wrightspeed, Inc. Convertible Note*	$130,000	$—	$—	$—	$—	$(130,000)	$—	400,000
Wrightspeed, Inc. Convertible Note*	121,875	—	—	—	—	(121,875)	—	375,000
Wrightspeed, Inc. Convertible Note*	292,500	—	—	—	—	(292,500)	—	900,000
Wrightspeed, Inc. Convertible Note*	243,750	—	—	—	—	(243,750)	—	750,000
Wrightspeed, Inc. Convertible Note*	1,601,930	—	—	—	—	(1,601,930)	—	4,929,015
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Convertible Note*	341,250	—	—	—	—	(341,250)	—	1,050,000
Wrightspeed, Inc. Convertible Note*	325,000	—	—	—	—	(325,000)	—	1,000,000
Wrightspeed, Inc. Series AA Preferred*	1,049,478	—	—	—	—	(1,049,478)	—	60,733,693
Wrightspeed, Inc. Series AA Warrants*	3,232	—	—	—	—	(3,232)	—	—
Total Automotive	$8,862,686		$—		$—	$(9,002,686)	$—
Total Affiliates and Controlled Investments	$39,349,502		$85,356		$(7,864,998)	$(22,565,817)	$8,560,277
Total Affiliates	337,500		—		—	(37,568)	299,932
Total Controlled Investments	$39,012,002		$85,356		$(7,864,998)	$(22,528,249)	$8,260,345

*	Controlled Investments.
(1)	CDI:CHESS Depositary Interests

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2021, through December 31, 2022, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Equipment Leasing
EQX Capital, Inc. Common Stock*	$31,490	$—	$—	$—	$—	$(20,360)	$11,130	100,000
EQX Capital, Inc. Series A Preferred Stock*	1,898,420	—	—	(350,000)	—	(682,425)	865,995	1,950,000
Total Equipment Leasing	$1,929,910		$—		$—	$(702,785)	$877,125
Aerospace
Hera Systems, Inc. Convertible Note*	150,000	—	15,417	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,788	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,657	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,488	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	29,951	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,256	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	15,133	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	6,125	(75,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Hera Systems, Inc. Convertible Note*	$150,000	$—	$17,175	$(150,000)	$—	$—	$—	—
Hera Systems, Inc. Convertible Note*	—	90,000	6,900	(90,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	70,000	5,075	(70,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	5,167	(75,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	55,000	3,575	(55,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	4,542	(75,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	75,000	4,229	(75,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	200,000	—	21,203	(200,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,054	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,168	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,308	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	150,000	—	16,464	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	50,000	—	5,518	(50,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	27,756	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	28,098	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	250,000	—	28,408	(250,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	150,000	13,458	(150,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	220,000	—	25,429	(220,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	200,000	—	23,371	(200,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	20,000	—	2,355	(20,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	40,000	—	4,746	(40,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	500,000	—	71,384	(500,000)	—	—	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Hera Systems, Inc. Convertible Note*	$500,000	$—	$73,869	$(500,000)	$—	$—	$—	—
Hera Systems, Inc. Convertible Note*	—	—	311	—	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	90,000	4,625	(90,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	100,000	4,722	(100,000)	—	—	—	—
Hera Systems, Inc. Convertible Note*	—	5,359,791	4,466	—	—	—	5,359,791	5,359,791
Hera Systems, Inc. Convertible Note*	—	1,200,000	500	—	—	—	1,200,000	1,200,000
Hera Systems, Inc. Series A Preferred*	8,377	—	—	—	—	(3,642)	4,735	3,642,324
Hera Systems, Inc. Series B Preferred*	229,479	—	—	—	—	46,106	275,585	7,039,203
Hera Systems, Inc. Series B Warrants*	398,738	—	—	—	—	79,870	478,608	12,250,000
Hera Systems, Inc. Series B Warrants*	202,296	—	—	—	—	40,521	242,817	6,214,922
Hera Systems, Inc. Series B Warrants*	170,888	—	—	—	—	34,230	205,118	5,250,000
Hera Systems, Inc. Series B Warrants*	22,785	—	—	—	—	4,564	27,349	700,000
Hera Systems, Inc. Series C Preferred*	86,390	—	—	—	—	17,357	103,747	2,650,000
Total Aerospace	$5,498,953		$580,691		$—	$219,006	$7,897,750
Medical Devices
IntraOp Medical Corp. Convertible Note*	10,961,129	—	(5,721,295)	—	—	(4,214,960)	6,746,169	10,961,129
IntraOp Medical Corp. Convertible Note*	1,300,000	—	(542,140)	—	—	(499,898)	800,102	1,300,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(178,884)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(183,777)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	3,000,000	—	58,522	—	—	(1,153,611)	1,846,389	3,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
IntraOp Medical Corp. Convertible Note*	$1,000,000	$—	$(296,025)	$—	$—	$(384,537)	$615463	1,000,000
IntraOp Medical Corp. Convertible Note*	400,000	—	(104,983)	—	—	(153,815)	246,185	400,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(141,630)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	750,000	—	(157,311)	—	—	(288,403)	461,597	750,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(111,390)	—	—	(192,269)	307,731	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(6,781)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(10,274)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(29,178)	—	—	(384,537)	615,463	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(17,877)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	1,000,000	—	(105,249)	—	—	(384,537)	615,462	1,000,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(20,753)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(421)	—	—	(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	500,000	—	(34,726)	—		(192,268)	307,732	500,000
IntraOp Medical Corp. Convertible Note*	—	200,000	—			(76,907)	$123,093	200,000
IntraOp Medical Corp. Convertible Note*	—	700,000	—			(269,176)	430,824	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
IntraOp Medical Corp. Convertible Note*	$—	$150,000	$—	$—	$—	$(57,681)	$92,319	150,000
IntraOp Medical Corp. Convertible Note*	—	350,000	—	—	—	(134,588)	215,412	350,000
IntraOp Medical Corp. Series C Preferred*	670,062	—	—	—	—	(670,062)	—	26,856,187
IntraOp Medical Corp. Term Note*	2,000,000	—	39,452	—	—	(769,074)	1,230,926	2,000,000
Total Medical Devices	$27,081,191		$(7,564,540)		$—	$(11,364,470)	$17,116,721
Semiconductor Equipment
Pivotal Systems Corp. CDI*(1)	9,287,771	—	—	(2,107,064)	2,097,192	(9,277,899)	—	—
SVXR, Inc. Series A Preferred Stock	—	—	—	—	(4,082,192)	4,082,192	—	—
Revasum, Inc. CDI*(1)	21,466,824	2,734	—	(3,100,396)	(1,146,382)	(13,702,284)	3,520,496	39,774,889
Total Semiconductor Equipment	$30,754,595		$—		$(3,131,382)	$(18,897,991)	$3,520,496
Intellectual Property
Silicon Genesis Corp. Common Stock*	277	—	—	—	—	(166)	111	921,892
Silicon Genesis Corp. Common Warrants*	3	—	—	—	—	(2)	1	37,982
Silicon Genesis Corp. Series 1-C Preferred Stock*	1,990	—	—	—	—	(1,028)	962	82,914
Silicon Genesis Corp. Series 1-D Preferred*	5,275	—	—	—	—	(2,723)	2,552	850,830
Silicon Genesis Corp. Series 1-E Preferred*	453,506	—	—	—	—	(132,914)	320,592	5,704,480
Silicon Genesis Corp. Series 1-F Preferred*	100,187	—	—	—	—	(29,381)	70,806	912,453

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Silicon Genesis Corp. Series 1-G Preferred*	$439,206	$—	$—	$—	$—	$(132,535)	$306,671	$40,370,793
Silicon Genesis Corp. Series 1-H Preferred*	50,277	—	—	—	—	(14,748)	35,529	837,942
Total Intellectual Property	$1,050,721		$—		$—	$(313,497)	$737,224
Advanced Materials
UCT Coatings, Inc. Common Stock	613,650	—	—	—	—	(276,150)	337,500	1,500,000
Total Advanced Materials	$613,650		$—		$—	$(276,150)	$337,500
Automotive
Wrightspeed, Inc. Common Stock*	1,126	—	—	—	—	(580)	546	69,102
Wrightspeed, Inc. Convertible Note*	—	125,000	—	—	—	(84,375)	40,625	125.000
Wrightspeed, Inc. Convertible Note*	—	165,000	—	—	—	(111,375)	53,625	165,000
Wrightspeed, Inc. Convertible Note*	—	135,000	—	—	—	(91,125)	43,875	135,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	250,000	—	—	—	(168,750)	81,250	250,000
Wrightspeed, Inc. Convertible Note*	—	65,000	—	—	—	(43,875)	21,125	65,000
Wrightspeed, Inc. Convertible Note*	—	185,000	—	—	—	(124,875)	60,125	185,000
Wrightspeed, Inc. Convertible Note*	—	200,000	—	—	—	(135,000)	65,000	200,000
Wrightspeed, Inc. Convertible Note*	700,000	—	(20,533)	—	—	(472,500)	227,500	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/21	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/22	SHARES HELD AT 12/31/22
Wrightspeed, Inc. Convertible Note*	$1,000,000	$—	$(1,333)	$—	$—	$(675,000)	$325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(13,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(64,355)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(45,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	300,000	—	(10,100)	—	—	(202,500)	97,500	300,000
Wrightspeed, Inc. Convertible Note*	400,000		(51,807)			(270,000)	130,000	400,000
Wrightspeed, Inc. Convertible Note*	2,000,000	—	(250,063)	—	—	(1,350,000)	650,000	2,000,000
Wrightspeed, Inc. Convertible Note*	1,400,000	—	(145,600)	—	—	(945,000)	455,000	1,400,000
Wrightspeed, Inc. Convertible Note*	1,200,000	—	(105,600)	—	—	(810,000)	390,000	1,200,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(76,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(24,333)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,000,000	—	(53,000)	—	—	(675,000)	325,000	1,000,000
Wrightspeed, Inc. Convertible Note*	1,050,000	—	(159,157)	—	—	(708,750)	341,250	1,050,000
Wrightspeed, Inc. Convertible Note*	400,000	—	(56,294)	—	—	(270,000)	130,000	400,000
Wrightspeed, Inc. Convertible Note*	375,000	—	(50,813)	—	—	(253,125)	121,875	375,000
Wrightspeed, Inc. Convertible Note*	900,000	—	(147,524)	—	—	607,500)	292,500	900,000
Wrightspeed, Inc. Convertible Note*	750,000	—	(131,069)	—	—	(506,250)	243,750	750,000
Wrightspeed, Inc. Convertible Note*	4,929,015	—	(1,625,767)	—	—	(3,327,085)	1,601,930	4,929,015
Wrightspeed, Inc. Series AA Preferred*	1,777,068	—	—	—	—	(727,590)	1,049,478	60,733,693
Wrightspeed, Inc. Series AA Warrants*	7,500	—	—	—	—	(4,268)	3,232	609,756
Total Automotive	$23,189,709		$(3,031,348)		$—	$(16,952,023)	$8,862,686
Total Affiliates and Controlled Investments	$90,118,729		$(10,015,197)		$(3,131,382)	$(48,287,910)	$39,349,502
Total Affiliates	613,650		—		$(4,082,192)	3,806,042	337,500
Total Controlled Investments	$89,505,079		$(10,015,197)		$950,810	$(52,093,952)	$39,012,002

*	Controlled investments.
(1)	CDI:CHESS Depositary Interests

As of December 31, 2023, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of December 31, 2023, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving on boards of directors of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Unconsolidated Significant Subsidiaries

Our investments are generally in small companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any as defined by S-X Rule 1-02(w)(2). In evaluating these investments, there are two tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceeds 20%. Rule 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2023

As of December 31, 2023, our investments in Hera Systems, Inc. ("Hera") and Revasum, Inc. ("Revasum") exceeded the 20% significance threshold in at least one of the tests under Rule 3-09 (the “Rule”). The Rule requires audited financial statements be attached as exhibits to the Form 10-K. However, because Hera’s audited financial statements are not yet available, summarized financial statement information will be provided as noted below which is a requirement of Rule 4-08(g) for investments that exceed 10% of one of the significance tests. Further, because Revasum's audited financials for 2023 are not yet available, its audited financials for 2022 are attached as an exhibit and will be supplemented with 2023 financials when they become available.

HERA SYSTEMS, INC.

BALANCE SHEET DATA AS OF:	12/31/2023	12/31/2022

Total Current Assets	$9,056,463	$6,108,143
Total Non-Current Assets	$102,851	$140,285
Total Current Liabilities	$16,076,101	$11,571,082
Total Non-Current Liabilities	$—	$1,203,300
Non-controlling interest	$—	$—

INCOME STATEMENT DATA FOR THE YEARS ENDED:	12/31/2023	12/31/2022	12/31/2021

Revenue	$14,834,683	$4,541,826	$—
Gross Profits	$1,248,611	$339,482	$—
Income/(loss) from operations	$250,937	$(1,180,839)	$(1,537,472)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	$(390,832)	$(3,581,348)	$(2,455,401)
Net Income/(loss) attributable to non-controlling interest	$—	$—	$—

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

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued. Subsequent to year end, on February 5, 2024, the securities of Revasum (the "Company") were suspended from quotation under  Listing Rule 17.2 of the ASX (Australian Securities Exchange). The suspension was extended for an additional two weeks on March 4, 2024, as the Company continues to pursue its strategic process which includes acquisition offers from third-parties.

On March 18, 2024, the ASX suspended Revasum securities from quotation indefinitely under Listing Rule 17.5 for the Company's failure to file its annual financial report in a timely manner.

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

Our management evaluated as of December 31, 2023, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Part III

Item 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2024 (the “2024 Proxy Statement”), which information is incorporated herein by reference.

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

Information required by this item will be contained in the 2024 Proxy Statement, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2024 Proxy Statement, which information is incorporated herein by reference.

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – filed herewith.
99.1	Separate Financial Statements of Revasum, Inc. filed pursuant to Rule 3-09 and 4-08(g) of regulation S-X-filed herewith.
101.INS	Inline XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March [ ], 2024
Kevin Landis

*	Director	March [ ], 2024
Greg Burglin

*	Director	March [ ], 2024
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