Form 10-K/A
period 2023-12-31
Firsthand Technology Value Fund, Inc.
filed 2024-04-08
CIK 1495584

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

Explanatory note: We are amending this filing solely to correct the dates on the signature page and the exhibit pages.

true

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

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/21	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/2022
Common Stocks
Advanced Materials	$613.650	$—	$—	$—	$(276,150)	$—	$337,500
Automotive	1,126	—	—	—	(580)	—	546
Equipment Leasing	31,490	—	—	—	(20,360)	—	11,130
Intellectual Property	277	—	—	—	(166)	—	111
Total Common Stocks	646,543	—	—	—	(297,256)	—	349,287
Preferred Stocks
Aerospace	324,245	—	—	—	59,822	—	384,067
Automotive	1,777,068	—	—	—	(727,590)	—	1,049,478
Equipment Leasing	1,898,420	—	(350,000)	—	(682,425)	—	865,995
Intellectual Property	1,050,442	—	—	—	(313,330)	—	737,112
Medical Devices	670,062	—	—	—	(670,062)	—	—
Semiconductor Equipment	280,160	—	—	(4,082,192)	3,802,032	—	—
Total Preferred Stocks	6,000,397	—	(350,000)	(4,082,192)	1,468,447	—	3,036,652
Asset Derivatives
Equity Contracts	802,210	—	—	—	154,915	—	957,125
Total Asset Derivatives	802,210	—	—	—	154,915	—	957,125
Convertible Notes
Advanced Materials	100,000	—	—	—	—	—	100,000
Aerospace	4,380,000	7,414,791	(5,235,000)	—	—	—	6,559,791
Automotive	21,404,015	2,625,000	—	—	(16,219,585)	—	7,809,430
Medical Devices	26,411,129	2,400,000	—	—	(11,694,408)		17,116,721
Total Convertible Notes	52,295,144	12,439,791	(5,235,000)	—	(27,913,993)	—	31,585,942
Total	$59,744,294	$12,439,791	$(5,585,000)	$(4,082,192)	$(26,587,887)	$—	$35,929,006

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2022 was $(30,670,079).

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: April 8, 2024	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	April 8, 2024
Kevin Landis

*	Director	April 8, 2024
Greg Burglin

*	Director	April 8, 2024
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