Form 10-K/A
period 2023-12-31
Firsthand Technology Value Fund, Inc.
filed 2024-04-12
CIK 1495584

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

Explanatory note: We are amending this filing solely to amend the dates on the signature page and the exhibit pages.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: April 12, 2024	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	April 12, 2024
Kevin Landis

*	Director	April 12, 2024
Greg Burglin

*	Director	April 12, 2024
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