Form 10-Q
period 2024-03-31
Firsthand Technology Value Fund, Inc.
filed 2024-05-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☑ Non-accelerated Filer	☐ Accelerated Filer ☐ Smaller Reporting Company ☑ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Stock, $0.001 par value per share	6,893,056

true

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Assets and Liabilities as of March 31, 2024 (Unaudited) and December 31, 2023
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2024, and March 31, 2023
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2024, and March 31, 2023
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2024, and March 31, 2023
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2024 (Unaudited) (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), and for the Year Ended December 31, 2019 (Consolidated)	6
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited) and for the Year Ended December 31, 2023	8
Notes to Consolidated Financial Statements (Unaudited)	23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	51
PART II. OTHER INFORMATION	52
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	53
SIGNATURES	54

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2024 (UNAUDITED)		AS OF DECEMBER 31, 2023
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,043,239	*	$1,173,502	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,131,932		132,131,932
Total acquisition cost	$133,837,406		$133,967,669

Unaffiliated investments at market value	$43,239	*	$173,502	*
Affiliated investments at market value	294,836		299,932
Controlled investments at market value	4,357,667		8,260,345
Total Market value** (Note 6)	4,695,742		8,733,779
Foreign currency at value (cost $2,629 and 2,629)	2,644		2,765
Receivable from dividends and interest	10,421		8,161
Other assets	38,374		63,649
Total Assets	4,747,181		8,808,354
LIABILITIES
Due to Custodian	277		—
Payable to affiliates (Note 4)	4,183,706		7,183,782
Trustees’ fees payable	37,504		13,891
Consulting fee payable	43,000		43,000
Accrued expenses and other payables	314,774		307,310
Total Liabilities	4,579,261		7,547,983
NET ASSETS	$167,920		$1,260,371

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(176,609,695)		(175,517,244)
NET ASSETS	$167,920		$1,260,371

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.02		$0.18

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/24 and 12/31/23 were 5.19% and 5.23%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	March 31, 2024	March 31, 2023
INVESTMENT INCOME
Unaffiliated interest	$2,045	$42,279
Affiliated/controlled interest	30,000	148,983
TOTAL INVESTMENT INCOME	32,045	191,262

EXPENSES
Investment advisory fees (Note 4)	33,703	192,820
Administration fees	29,026	28,503
Custody fees	1,043	2,160
Transfer agent fees	5,404	7,878
Registration and filing fees	8,813	8,704
Professional fees	67,815	65,769
Printing fees	21,037	14,548
Trustees fees	36,113	18,750
Compliance fees	27,509	29,288
Miscellaneous fees	19,813	20,931
TOTAL GROSS EXPENSES	250,276	389,351
Less waiver and/or reimbursement (Note 4)	(3,033,703)	—
TOTAL NET EXPENSES	(2,783,427)	389,351
NET INVESTMENT INCOME/(LOSS)	2,815,472	(198,089)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	—	(7,864,997)
Net realized gains (losses)	—	(7,864,997)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	(3,907,923)	2,557,271
Affiliated/controlled warrants investments (1)	—	763,591
Net change in unrealized appreciation (depreciation)	(3,907,923)	3,320,862
Net Realized and Unrealized (Loss) on Investments	(3,907,923)	(4,544,135)
Net Decrease In Net Assets Resulting From Operations	$(1,092,451)	$(4,742,224)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.16)	$(0.69)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(1,092,451)	$(4,742,224)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Proceeds from disposition of investments	100,000	498,424
Net purchases/sales from short-term investments	30,114	(282,470)
Increase (decrease) in dividends, interest, and reclaims receivable	(2,260)	(168,314)
Increase (decrease) in due to Custodian	277	10,000
Increase (decrease) in payable to affiliates	(3,000,076)	222,107
Increase (decrease) in other assets	25,275	(8,563)
Increase (decrease) in accrued expenses and other payables	31,077	(73,157)
Net realized gain (loss) from investments	—	7,864,997
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	3,907,923	(3,320,862)
Net cash provided by (used in) operating activities	(121)	(62)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net increase (decrease) in cash	(121)	(62)
Cash and foreign currency - beginning of period	2,765	3,404
Cash and foreign currency - end of period	$2,644	$3,342

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
FROM OPERATIONS:
Net investment income (loss)	$2,815,472	(198,089)
Net realized gain (loss) from security transactions and foreign currency	—	(7,864,997)
Net change in unrealized appreciation (depreciation) on investments	(3,907,923)	3,320,862
Net decrease in net assets from operations	(1,092,451)	(4,742,224)

TOTAL DECREASE IN NET ASSETS	(1,092,451)	(4,742,224)

NET ASSETS:
Beginning of period	1,260,371	30,609,591
End of period	$167,920	$25,867,367

COMMON STOCK ACTIVITY:
Shares repurchased	—	—
Net increase in shares outstanding	—	—
Shares outstanding, beginning of period	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
Net asset value at beginning of period	$0.18		$4.44	$13.75	$14.82	$17.70	$26.69
Income from investment operations:
Net investment income (loss), before deferred taxes	0.41		0.16	(1.81)	0.44 (1)	0.09 (1)	0.90 (1)
Deferred tax benefit	—		—	—	—	—	(0.08)
Net investment gain (losses)	0.41		0.16	(1.81)	0.44	0.09	0.82
Net realized and unrealized gains (losses) on investments, before deferred taxes	(0.57)		(4.42)	(7.50)	(1.51)	(2.30)	(12.15)
Deferred tax expense	—		—	—	—	(1.13)	2.34
Net realized and unrealized gains (losses) on investments, after deferred taxes	(0.57)		(4.42)	(7.50)	(1.51)	(3.43)	(9.81)
Total from investment operations	(0.16)		(4.26)	(9.31)	(1.07)	(3.34)	(8.99)

Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	0.46	—
Net asset value at end of period	$0.02		$0.18	$4.44	$13.75	$14.82	$17.70

Market value at end of period	$0.26		$0.30	$0.95	$4.01	$4.47	$6.43

Total Return
Based on Net Asset Value	(88.89	)%(A)	(95.95)%	(67.71)%	(7.22)%	(16.27)%	(33.68)%
Based on Market Value	(13.33	)%(A)	(68.42)%	(76.31)%	(10.29)%	(30.48)%	(42.59)%
Net assets at end of period (millions)	$0.2		$1.3	$30.6	$94.8	$102.1	$127.1

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE
	MONTHS ENDED		FOR THE	FOR THE	FOR THE	FOR THE		FOR THE
	MARCH 31,		YEAR ENDED	YEAR ENDED	YEAR ENDED	YEAR ENDED		YEAR ENDED
	2024		DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,		DECEMBER 31,
	(Unaudited)		2023	2022	2021	2020		2019
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	(1567.59	)%(B)	(7.21)%	4.11%	3.12%	3.10%		(2.84	)%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	—	—	8.02	%(5)	(9.91)%
Total expenses	(1567.59	)%(B)	(7.21)%	4.11%	3.12%	11.12%		(12.75	)%(2)
Total expenses, excluding incentive fees and deferred tax expense	(1567.59	)%(B)	(7.21)%	4.11%	3.12%	3.10%		2.80%
Total expenses, excluding incentive fees, deferred tax expense and fee waiver	140.95	%(B)	11.91%	4.11%	3.12%	3.10%		2.80%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	1585.64	%(B)	8.13%	(20.96)%	2.94%	0.64%		3.93	%(2)
Deferred tax benefit (4)(6)	—		—	—	—	—		(0.33)%
Net investment income (loss)	1585.64	%(B)	8.13%	(20.96)%	2.94%	0.64%		3.60%
Net investment income before fee waiver	(122.90	)%(B)	(10.99)%	(20.96)%	2.94%	0.64%		3.60%

Portfolio turnover rate	0	%(A)(C)	1%	15%	16%	13%		18%

(1)	Calculated using average shares outstanding.
(2)	Amount includes the incentive fee. For the year ended December 31, 2019, the ratio of the incentive fee to average net assets was (5.64)%.
(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(4)	The deferred tax expense and tax benefit are based on average net assets.
(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.
(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.
(A)	Not Annualized.
(B)	Annualized.
(C)	Less than 1%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

MARCH 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)			Interest				SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	Maturity	Rate	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (37.6%)
Equipment Leasing	Common Stock *(1)(2)(4)			6/10/2016			100,000	$20,000	$9
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,950,000	1,950,000	63,148
									63,157

HERA SYSTEMS, INC. (1880.9%)
Aerospace	Convertible Note (1)(2)(4)(6)	12/31/2024	10%	12/29/2022			5,359,791	5,359,791	2,580,617
	Convertible Note (1)(2)(4)	12/31/2024	10%	12/29/2022			1,200,000	1,200,000	577,772
	Preferred Stock - Series A *(1)(2)(4)			9/18/2015			3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)			8/7/2017	-	2/1/2019	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)			8/7/2019	-	2/12/2020	2,650,000	2,650,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			7/9/2018	-	9/4/2018	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			2/1/2019			5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			8/7/2017			6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			9/28/2017			700,000	0	0
									3,158,389

INTRAOP MEDICAL CORP. (74.7%) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/11/2019			500,000	500,000	2,255
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/22/2021			1,000,000	1,000,000	4,511
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/29/2019			500,000	500,000	2,255

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	Maturity	Interest Rate	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/6/2021	500,000	$500,000	$2,256
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/12/2021	500,000	500,000	2,256
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/29/2021	500,000	500,000	2,256
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018	10,961,129	10,961,129	49,448
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/27/2020	1,000,000	1,000,000	4,511
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/28/2022	200,000	200,000	902
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/252020	500,000	500,000	2,256
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/30/2022	150,000	150,000	677
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/20/2021	1,000,000	1,000,000	4,511
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/6/2022	350,000	350,000	1,579
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/8/2020	400,000	400,000	1,804
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2021	500,000	500,000	2,256

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2022	700,000	$700,000	$3,158
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019	1,300,000	1,300,000	5,864
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/16/2021	500,000	500,000	2,256
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/31/2020	500,000	500,000	2,256
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	8/28/2020	750,000	750,000	3,383
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	9/22/2021	500,000	500,000	2,256
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/10/2017	2,000,000	2,000,000	9,022
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/28/2014	3,000,000	3,000,000	13,534
							125,462
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)							SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (601.9%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	$9,268,218	$1,010,659

UCT COATINGS, INC. (175.6%) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011			1,500,000	662,235	294,836

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019			69,102	7,460,851	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	1/10/2023			100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/23/2020			1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/20/2021			1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/21/2022			135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/5/2021			700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/14/2022			165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/23/2021			1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/24/2020			375,000	375,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/11/2020	400,000	$400,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/23/2020	2,000,000	2,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/28/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/9/2022	125,000	125,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5//18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/26/2022	250,000	250,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/10/2022	250,000	$250,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/7/2019	4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/13/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/28/ 2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2020	750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/10/2022	900,000	900,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/22/2021	300,000	300,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)							SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	18%	7/25/2023			40,000	$40,000	$0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
									0

INVESTMENT COMPANY (25.7%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)			Various			43,239	43,239	43,239

TOTAL INVESTMENTS (Cost $133,837,406) —2796.4%									$4,695,742

LIABILITIES IN EXCESS OF OTHER ASSETS — (2696.4)%									(4,527,822)

NET ASSETS — 100.0%									$167,920

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interests

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At March 31, 2024, we held $3,641,844 (or 2168.8% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (2770.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on March 31, 2024 valuation no such interest accrued during period ended March 31, 2024.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)			INTEREST				SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (8.8)%	Common Stock *(1)(2)(4)			June 10, 2016			100,000	$20,000	$55
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)			June 10, 2016	-	11/72016	1,950,000	1,950,000	110,172
									110,227

HERA SYSTEMS, INC. (333.2%) Aerospace	Convertible Note (1)(2)(4)	12/31/2024	10%	12/29/2022			1,200,000	1,200,000	768,317
	Convertible Note (1)(2)(4)(6)	12/31/2024	10%	12/29/2022			5,359,791	5,359,791	3,431,683
	Preferred Stock - Series A *(1)(2)(4)			9/18/2015			3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)			8/7/2017	-	2/1/2019	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)			8/7/2019	-	2/12/2020	2,650,000	2,650,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			7/9/2018	-	9/4/2018	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			2/1/2019			5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			8/7/2017			6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			9/28/2017			700,000	0	0
									4,200,000

INTRAOP MEDICAL CORP. (7.0)% Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018			10,961,129	10,961,129	34,570
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019			1,300,000	1,300,000	4,100
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/11/2019			500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/29/2019	500,000	$500,000	$1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/27/2020	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/25/2020	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	5/8/2020	400,000	400,000	1,261
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/31/2020	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/28/2020	750,000	750,000	2,365
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/20/2021	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/16/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	9/22/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/6/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/22/2021	1,000,000	1,000,000	3,154

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/12//2021	500,000	$500,000	$1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/29/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/28/2022	200,000	200,000	631
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/30/2022	150,000	150,000	473
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/6/2022	350,000	350,000	1,104
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2022	700,000	700,000	2,208
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,938	0
	Term Note Matures (1)(2)(4)(6)	12/31/2024	8%	2/28/2014	3,000,000	3,000,000	9,461
	Term Note Matures (1)(2)(4)(6)	12/31/2024	8%	2/10/2017	2,000,000	2,000,000	6,308
							87,713

KYMA, INC. (7.9)% Advanced Materials	Convertible Note (1)(4)	3/30/2024	10%	3/1//2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0)%	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)							SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (306.5%)	CDIs *(2)			11/14/2016	-	10/3/2022	39,774,889	$9,268,219	$3,862,405
Semiconductor Equipment

UCT COATINGS, INC. (23.8%)	Common Stock *(1)(3)(4)			4/18/2011			1,500,000	662,235	299,932
Advanced Materials

WRIGHTSPEED, INC. (0.0%)	Common Stock *(1)(2)(4)			4/11/2013	-	5/6//2019	69,102	7,460,851	0
Automotive	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/7/2019			4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2020			750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/10/2020			900,000	900,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/13/2020			1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/24/2020			375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/23/2020			2,000,000	2,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/22/2021	300,000	300,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/5/2021	700,000	$700,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/20/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/23/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/28/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/26/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/13/2022	250,000	250,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)							SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/28/2022			250,000	$250,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2022			250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/21/2022			135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/14/2022			165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/9/2022			125,000	125,000	0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
	Preferred Stock Warrants - Series AA *(1)(2)(4)			6/7/2019			609,756	0	0
									0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023

PORTFOLIO
COMPANY
(% OF NET
ASSETS)			SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (5.8%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	73,502	$73,502	$73,502

TOTAL INVESTMENTS (Cost $133,967,669) — 693.0%					$8,733,779

LIABILITIES IN EXCESS OF OTHER ASSETS — (593.0)%					(7,473,408)

NET ASSETS — 100.0%					$1,260,371

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interest.

*	Non-income producing security.

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

MARCH 31, 2024 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On March 31, 2024, our financial statements include venture capital investments valued at approximately $4.7 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At March 31. 2024, we held $3,641,844, in restricted securities. At December 31, 2023, we held $4,797,872. in restricted securities.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of March 31, 2024, each of the Fund's eligible directors has deferred 50% of their compensation at the earlier of January 1, 2025 or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

The average monthly volume of the Company’s derivatives during the three months ended March 31, 2024 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	—	—

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2024, there were no incentive fee adjustments.

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

Effective March 31, 2024, the Company has entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agrees to waive $3.0 million of base management fee that has been accrued but unpaid prior to but unpaid as of March 31, 2024. Any accrued base management fee waived may be recouped by FCM within ten years.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2024:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$294,836
Equipment Leasing	—	—	9
Semiconductor Equipment	—	—	1,010,659
Total Common Stocks	—	—	1,305,504
Preferred Stocks
Equipment Leasing	—	—	63,148
Total Preferred Stocks	—	—	63,148
Asset Derivatives*
Equity Contracts	—	—	—
Total Asset Derivatives	—	—	—
Convertible and Non-Convertible Notes
Aerospace	—	—	3,158,389
Medical Devices	—	—	125,462
Total Convertible and Non-Convertible Notes	—	—	3,283,851
Mutual Funds	43,239	—	—
Total	$43,239	$—	$4,652,503

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/23	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 03/31/2024
Common Stocks
Advanced Materials	$299,932	$—	$—	$—	$(5,096)	$—	$294,836
Equipment Leasing	55	—	—	—	(46)	—	9
Semiconductor Equipment	—	—	—	—	(2,851,746)	3,862,405	1,010,659
Total Common Stocks	299,987	—	—	—	(2,856,888)	3,862,405	1,305,504
Preferred Stocks
Equipment Leasing	110,172	—	—	—	(47,204)	—	63,148
Total Preferred Stocks	110,172	—	—	—	(47,024)	—	63,148
Convertible and Non-Convertible Notes
Advanced Materials	100,000	—	(100,000)	—	—	—	—
Aerospace	4,200,000	—	—	—	(1,041,611)	—	3,158,389
Medical Devices	87,713	—	—	—	37,749	—	125,462
Total Convertible and Non-Convertible Notes	4,387,713	—	(100,000)	—	(1,003,862)	—	3,283,851
Total	$4,797,872	$—	$(100,000)	$—	$(3,907,774)	$3,862,405	4,652,503

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of March 31, 2024 was $(3,907,774).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2024:

	FAIR VALUE AT 3/31/2024	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.3M	Market Comparable Companies	Revenue Multiple(2)	0.8x – 0.9x (0.9x)
		Option Pricing Model	Years to Maturity(2)	5 years (5 years)
			Volatility(2)	50.0% (50.0%)
			Risk-Free Rate(2)	4.21% (4.21%)
			Discount for Lack of	22.9% (22.9%)
Marketability(3)
Direct venture capital investments: Aerospace	$3.2M	Market Comparable Companies	EBITDA Multiple(2)	1.9x (1.9x)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.1M	Cash Value	Years to Maturity(2)	5 years (5 years)
		Option Pricing Model	Volatility(2)	50.0% (50.0%)
			Risk-Free Rate(2)	4.21% (4.21%)
Direct venture capital investments: Medical Devices	$0.1M	Market Comparable Companies	Revenue Multiple(2)	1.8x – 1.9x (1.9x)
		Market Comparable Transactions	Risk-Free Rate(2)	4.40% (4.40%)
			Going Concern Probability(2)	10% (10%)
Direct venture capital investments: Semiconductor Equipment	$1.0M	Public Market Price	Public Market Price Weighting	25% (25%)
Private Bid Price

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2024.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	—
Gross unrealized depreciation	$(129,141,664)
Net unrealized depreciation	$(129,141,664)
Federal income tax cost, Investments	$133,837,406

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

The Company’s income tax provision consists of the following as of December 31, 2023:

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

Components of the Company’s deferred tax assets and liabilities as of December 31, 2023 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward	$3,465,923
Capital loss carryforward	9,161,034
Net unrealized losses (gains) on investment securities	35,040,442
Total deferred tax assets, net	47,667,399
Valuation allowance	(47,667,399)
Net	$—

For the year ended December 31, 2023, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

The effective tax rate and statutory federal income tax rate for the three-month periods ended March 31, 2024 and 2023 were as follows:

	THREE MONTHS ENDED MARCH 31, 2024	THREE MONTHS ENDED March 31, 2023
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended March 31, 2024, is the result of changes in the deferred tax assets and related valuation allowance account. At March 31, 2024, the Company has established a full valuation allowance on its net deferred tax assets.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2023, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

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

As of December 31, 2023, the Company had net operating loss carryforwards for federal and state of income tax purposes of $12,387,144, which may be carried forward indefinitely.

As of December 31, 2023, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
Total	$32,741,364

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2024.

PURCHASES AND SALES
Purchase of investment securities	$—
Proceeds from sales and maturities of investment securities	$(100,000)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2023, through March 31, 2024, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/2024	SHARES HELD AT 3/31/2024
Equipment Leasing
EQX Capital, Inc. Common Stock*	$55	$—	$—	$—	$—	$(46)	$9	100,000
EQX Capital, Inc. Series A Preferred Stock*	110,172	—	—	—	—	(47,024)	63,148	1,950,000
Total Equipment Leasing	$110,227		$—		$—	$(47,070)	$63,157
Aerospace
Hera Systems, Inc. Convertible Note*	3,431,683	—	—	—	—	(851,066)	2,580,617	5,359,791
Hera Systems, Inc. Convertible Note*	768,317	—	30,000	—	—	(190,545)	577,772	1,200,000
Hera Systems, Inc. Series A Preferred*	—	—	—	—	—	—	—	3,642,324
Hera Systems, Inc. Series B Preferred*	—	—	—	—	—	—	—	7,039,203
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	6,214,922
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	5,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	700,000
Hera Systems, Inc. Series C Preferred*	—	—	—	—	—	—	—	2,650,000
Total Aerospace	$4,200,000		$30,000		$—	$(1,041,611)	$3,158,389
Medical Devices

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/2024	SHARES HELD AT 3/31/2024
IntraOp Medical Corp. Convertible Note*	$34,570	$—	$—	$—	$—	$14,878	$49,448	10,961,129
IntraOp Medical Corp. Convertible Note*	4,100	—	—	—	—	1,764	5,864	1,300,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	678	2,255	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	678	2,255	500,000
IntraOp Medical Corp. Convertible Note*	9,461	—	—	—	—	4,073	13,534	3,000,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	1,357	4,511	1,000,000
IntraOp Medical Corp. Convertible Note*	1,261	—	—	—	—	543	1,804	400,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	2,365	—	—	—	—	1,018	3,383	750,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	1,357	4,511	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/2024	SHARES HELD AT 3/31/2024
IntraOp Medical Corp. Convertible Note*	$3,154	$—	$—	$—	$—	$1,357	$4,511	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	679	2,256	500,000
IntraOp Medical Corp. Convertible Note*	631	—	—	—	—	271	902	200,000
IntraOp Medical Corp. Convertible Note*	2,208	—	—	—	—	950	3,158	700,000
IntraOp Medical Corp. Convertible Note*	473	—	—	—	—	204	677	150,000
IntraOp Medical Corp. Convertible Note*	1,104	—	—	—	—	475	1,579	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	6,308	—	—	—	—	2,714	9,022	2,000,000
Total Medical Devices	$87,713		$—		$—	$37,749	$125,462
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,862,405	—	—	—	—	(2,851,746)	1,010,659	39,774,889
Total Semiconductor Equipment	$3,862,405		$—		$—	$(2,851,746)	$1,010,659

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/2024	SHARES HELD AT 3/31/2024
Advanced Materials
UCT Coatings, Inc. Common Stock	299,932	—	—	—	—	(5,096)	294,836	1,500,000
Total Advanced Materials	$299,932		$—		$—	$(5,096)	$294,836
Automotive
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	100,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	125,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	165,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	135,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/2024	SHARES HELD AT 3/31/2024
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$—	$—	$—	700,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	65,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	185,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	300,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	2,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,050,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	375,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	900,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	750,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/2024	SHARES HELD AT 3/31/2024
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$—	$—	$—	4,929,015
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	40,000
Wrightspeed, Inc. Series AA Preferred*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—		$—		$—	$—	$—
Total Affiliates and Controlled Investments	$8,560,277		$30,000		$—	$(3,907,774)	$4,652,503
Total Affiliates	299,932		—		—	(5,096)	294,836
Total Controlled Investments	$8,260,345		$30,000		$—	$(3,902,678)	$4,357,667

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of March 31, 2024, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of March 31, 2024, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued and Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $4.7 million as of March 31, 2024, as compared to approximately $8.7 million as of December 31, 2023.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
Medical Devices	74.7%	7.0%
Aerospace	1880.9%	333.2%
Semiconductor Equipment	601.9	306.6
Automotive	0.0%	0.0%
Equipment Leasing	37.6%	8.8%
Advanced Materials	175.6%	23.8%
Intellectual Property	0.0%	0.0%
Exchange-Traded/Money Market Funds	25.7%	5.8%
Other Assets/(Liabilities)	(2696.4)%	(593.0)%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023.

INVESTMENT INCOME

For the three months ended March 31, 2024, we had investment income of $32,045 primarily attributable to adjustments to interest accrued on convertible/term note investments with Hera Systems.

For the three months ended March 31, 2023, we had investment income of $191,262 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to decline in accrued interest on current notes

OPERATING EXPENSES

Operating expenses totaled approximately $(2,783,427) during the three months ended March 31, 2024, and $389,351  during the three months ended March 31, 2023

Significant components of net operating expenses for the three months ended March 31, 2024 were management fee expense waiver  of $(3,000,000)(see Note 4), and professional fees (audit, legal, and consulting) of $67,815.

The reduced level of net operating expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily attributable to the waiver of management fees (see Note 4).

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $2,815,472 for the three months ended March 31, 2024, and $(198,089) for the three months ended March 31, 2023.

The higher net investment income in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily due to the management fee waiver (see Note 4)

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended March 31, 2024, and March 31, 2023, is shown below.

Three Months Ended March 31, 2024
Realized losses	$0
Net change in unrealized depreciation on investments	0
Net realized and unrealized losses on investments	$0

As of March 31, 2024
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	(129,141,664)
Net unrealized depreciation on portfolio investments	$(129,141,664)

Three Months Ended March 31, 2023
Realized gains	$(7,864,997)
Net change in unrealized depreciation on investments	3,320,862
Net realized and unrealized losses on investments	$(4,544,135)

As of March 31, 2023
Gross unrealized appreciation on portfolio investments	$1,714,038
Gross unrealized depreciation on portfolio investments	(101,061,201)
Net unrealized depreciation on portfolio investments	$(99,347,163)

During the three months ended March 31, 2024, we recognized no net realized losses.

During the three months ended March 31, 2024, net unrealized depreciation on total investments decreased by $3,907,923. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a decrease in the fair value of our portfolio companies, notably Revasum and Hera.

During the three months ended March 31, 2023, we recognized net realized losses of approximately ($7,864,997) from the sale of investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2024, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(1,092,451) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2024, was $(0.16).

For the three months ended March 31, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(4,742,224) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2023, was $(0.69).

The lower decrease in net assets resulting from operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is due primarily to a management fee waiver.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2024, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  March 31, 2024, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

ITEM 1A.    RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2023, in response to Item 1A of Part 1 of Form 10-K.

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
Dated: May 14, 2024
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