Form 10-Q
period 2024-06-30
Firsthand Technology Value Fund, Inc.
filed 2024-08-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common Stock, $0.001 par value per share	6,893,056

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2024 (Unaudited) and December 31, 2023	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2024, and June 30, 2023	3
Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2024, and June 30, 2023	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended June 30, 2024, and June 30, 2023	5
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2024 (Unaudited) (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), and for the Year Ended December 31, 2019 (Consolidated)	6
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited) and for the Year Ended December 31, 2023	8
Notes to Consolidated Financial Statements (Unaudited)	23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	54
PART II. OTHER INFORMATION	55
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	56
Item 4. Mine Safety Disclosures	56
Item 5. Other Information	56
Item 6. Exhibits	56
SIGNATURES	57

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF June 30, 2024 (UNAUDITED)		AS OF DECEMBER 31, 2023
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,015,450	*	$1,173,502	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	132,111,932		132,131,932
Total acquisition cost	$133,789,617		$133,967,669

Unaffiliated investments at market value	$15,450	*	$173,502	*
Affiliated investments at market value	354,910		299,932
Controlled investments at market value	5,306,326		8,260,345
Total Market value** (Note 6)	5,676,686		8,733,779
Foreign currency at value (cost $2,629 and 2,629)	2,707		2,765
Receivable from dividends and interest	9,770		8,161
Other assets	12,250		63,649
Total Assets	5,701,413		8,808,354
LIABILITIES
Due to Custodian	10,000		—
Payable to affiliates (Note 4)	4,216,017		7,183,782
Trustees’ fees payable	30,558		13,891
Consulting fee payable	42,000		43,000
Accrued expenses and other payables	384,918		307,310
Total Liabilities	4,683,493		7,547,983
NET ASSETS	$1,017,920		$1,260,371

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,759,695)		(175,517,244)
NET ASSETS	$1,017,920		$1,260,371

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.15		$0.18

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/24 and 12/31/23 were 5.19% and 5.23%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INVESTMENT INCOME
Unaffiliated interest	$292	$(18,808)	$2,337	$23,471
Affiliated/controlled interest	29,664	150,484	59,664	299,467
TOTAL INVESTMENT INCOME	29,956	131,676	62,001	322,938

EXPENSES
Investment advisory fees (Note 4)	25,953	146,723	59,656	339,543
Administration fees	30,219	29,001	59,245	57,504
Custody fees	592	4,440	1,635	6,600
Transfer agent fees	5,949	12,633	11,353	20,511
Registration and filing fees	8,814	8,801	17,627	17,505
Professional fees	89,289	96,540	157,104	162,309
Printing fees	21,038	85,923	42,075	100,471
Trustees fees	5,554	3,336	41,667	22,086
Compliance fees	27,508	29,612	55,017	58,900
Miscellaneous fees	19,804	21,770	39,617	42,701
TOTAL GROSS EXPENSES	234,720	438,779	484,996	828,130
Less waiver and/or reimbursement (Note 4)	(25,953)	—	(3,059,656)	—
TOTAL NET EXPENSES	208,767	438,779	(2,574,660)	828,130
NET INVESTMENT INCOME/(LOSS)	(178,811)	(307,103)	2,636,661	(505,192)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	—	—	—	(7,864,997)
Foreign currency	—	16	—	16
Net realized gains (losses)	—	16	—	(7,864,981)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	864,087	(13,505,591)	(3,043,836)	(10,948,320)
Affiliated/controlled warrants investments (1)	164,724	(955,633)	164,724	(192,042)
Net change in unrealized appreciation (depreciation)	1,028,811	(14,461,224)	(2,879,112)	(11,140,362)
Net Realized and Unrealized Gain (Loss) on Investments	1,028,811	(14,461,208)	(2,879,112)	(19,005,343)
Net Increase (Decrease) In Net Assets Resulting From Operations	$850,000	$(14,768,311)	$(242,451)	$(19,510,535)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$0.12	$(2.14)	$(0.04)	$(2.83)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$850,000	$(14,768,311)	$(242,451)	$(19,510,535)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	—	(100,000)	—	(100,000)
Proceeds from disposition of investments	20,000	—	120,000	498,425
Net purchases/sales from short-term investments	27,867	387,743	57,981	105,273
Increase (decrease) in dividends, interest, and reclaims receivable	651	(96,581)	(1,609)	(264,896)
Increase (decrease) in due to Custodian	9,723	(10,000)	10,000	—
Increase (decrease) in payable to affiliates	32,311	176,336	(2,967,765)	398,443
Increase (decrease) in other assets	26,124	25,426	51,399	16,863
Increase (decrease) in accrued expenses and other payables	62,198	(76,387)	93,275	(149,544)
Net realized gain (loss) from investments	—	—	—	7,864,995
Net unrealized appreciation (depreciation) from investments, other assets, and warrants transactions	(1,028,811)	14,461,135	2,879,112	11,140,275
Net cash provided by (used in) operating activities	63	(639)	(58)	(701)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	63	(639)	(58)	(701)
Cash and foreign currency - beginning of period	2,644	3,342	2,765	3,404
Cash and foreign currency - end of period	$2,707	$2,703	$2,707	$2,703

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2023
FROM OPERATIONS:
Net investment income (loss)	$(178,811)	(307,103)	$2,636,661	$(505,192)
Net realized gain (loss) from security transactions and foreign currency	—	16	—	(7,864,981)
Net change in unrealized appreciation (depreciation) on investments	1,028,811	(14,461,224)	(2,879,112)	(11,140,362)
Net increase (decrease) in net assets from operations	850,000	(14,768,311)	(242,451)	(19,510,535)

TOTAL INCREASE (DECREASE) IN NET ASSETS	850,000	(14,768,311)	(242,451)	(19,510,535)

NET ASSETS:
Beginning of period	167,920	25,867,367	1,260,371	30,609,591
End of period	$1,017,920	$11,099,056	$1,017,920	$11,099,056

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2024 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
Net asset value at beginning of period	$0.18		$4.44	$13.75	$14.82	$17.70	$26.69
Income from investment operations:
Net investment income (loss), before deferred taxes	0.38		0.16	(1.81)	0.44 (1)	0.09 (1)	0.90 (1)
Deferred tax benefit	—		—	—	—	—	(0.08)
Net investment gain (losses)	0.38		0.16	(1.81)	0.44	0.09	0.82
Net realized and unrealized gains (losses) on investments, before deferred taxes	(0.41)		(4.42)	(7.50)	(1.51)	(2.30)	(12.15)
Deferred tax expense	—		—	—	—	(1.13)	2.34
Net realized and unrealized gains (losses) on investments, after deferred taxes	(0.41)		(4.42)	(7.50)	(1.51)	(3.43)	(9.81)
Total from investment operations	(0.03)		(4.26)	(9.31)	(1.07)	(3.34)	(8.99)

Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	0.46	—
Net asset value at end of period	$0.15		$0.18	$4.44	$13.75	$14.82	$17.70

Market value at end of period	$0.07		$0.30	$0.95	$4.01	$4.47	$6.43

Total Return
Based on Net Asset Value	(16.67	)%(A)	(95.95)%	(67.71)%	(7.22)%	(16.27)%	(33.68)%
Based on Market Value	(76.67	)%(A)	(68.42)%	(76.31)%	(10.29)%	(30.48)%	(42.59)%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX
	MONTHS ENDED		FOR THE	FOR THE	FOR THE	FOR THE		FOR THE
	JUNE 30,		YEAR ENDED	YEAR ENDED	YEAR ENDED	YEAR ENDED		YEAR ENDED
	2024		DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,		DECEMBER 31,
	(Unaudited)		2023	2022	2021	2020		2019
Net Assets at end of period (millions)	$1.0		$1.3	$30.6	$94.8	$102.1		$127.1
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	(792.25	)%(B)	(7.21)%	4.11%	3.12%	3.10%		(2.84	)%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	—	—	8.02	%(5)	(9.91)%
Total expenses	(792.25	)%(B)	(7.21)%	4.11%	3.12%	11.12%		(12.75	)%(2)
Total expenses, excluding incentive fees and deferred tax expense	(792.25	)%(B)	(7.21)%	4.11%	3.12%	3.10%		2.80%
Total expenses, excluding incentive fees, deferred tax expense and fee waiver	149.24	%(B)	11.91%	4.11%	3.12%	3.10%		2.80%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	811.33	%(B)	8.13%	(20.96)%	2.94%	0.64%		3.93	%(2)
Deferred tax benefit (4)(6)	—		—	—	—	—		(0.33)%
Net investment income (loss)	811.33	%(B)	8.13%	(20.96)%	2.94%	0.64%		3.60%
Net investment income before fee waiver	(130.16	)%(B)	(10.99)%	(20.96)%	2.94%	0.64%		3.60%

Portfolio turnover rate	0	%(A)	1%	15%	16%	13%		18%

(1)	Calculated using average shares outstanding.
(2)	Amount includes the incentive fee. For the year ended December 31, 2019, the ratio of the incentive fee to average net assets was (5.64)%.
(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(4)	The deferred tax expense and tax benefit are based on average net assets.
(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.
(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)			Interest				SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	Maturity	Rate	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (3.5%)
Equipment Leasing	Common Stock *(1)(2)(4)			6/10/2016			100,000	$20,000	$0
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,930,000	1,930,000	35,448
									35,448

HERA SYSTEMS, INC. (509.2%)
Aerospace	Convertible Note (1)(2)(4)(6)	12/31/2024	10%	12/29/2022			5,359,791	5,359,791	4,046,973
	Convertible Note (1)(2)(4)	12/31/2024	10%	12/29/2022			1,200,000	1,200,000	906,074
	Preferred Stock - Series A *(1)(2)(4)			9/18/2015			3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)			8/7/2017	-	2/1/2019	7,039,203	6,587,102	47,653
	Preferred Stock - Series C *(1)(2)(4)			8/7/2019	-	2/12/2020	2,650,000	2,650,000	17,939
	Preferred Stock Warrants - Series B *(1)(2)(4)			7/9/2018	-	9/4/2018	12,250,000	0	82,649
	Preferred Stock Warrants - Series B *(1)(2)(4)			2/1/2019			5,250,000	0	35,421
	Preferred Stock Warrants - Series B *(1)(2)(4)			8/7/2017			6,214,922	0	41,931
	Preferred Stock Warrants - Series B *(1)(2)(4)			9/28/2017			700,000	0	4,723
									5,183,363

INTRAOP MEDICAL CORP. (8.6%) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/11/2019			500,000	500,000	1,574
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/22/2021			1,000,000	1,000,000	3,147
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/29/2019			500,000	500,000	1,574

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	Maturity	Interest Rate	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/6/2021	500,000	$500,000	$1,573
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/12/2021	500,000	500,000	1,573
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/29/2021	500,000	500,000	1,573
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018	10,961,129	10,961,129	34,492
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/27/2020	1,000,000	1,000,000	3,147
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/28/2022	200,000	200,000	629
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/25/2020	500,000	500,000	1,574
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/30/2022	150,000	150,000	472
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/20/2021	1,000,000	1,000,000	3,147
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/6/2022	350,000	350,000	1,101
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/8/2020	400,000	400,000	1,259
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2021	500,000	500,000	1,573

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2022	700,000	$700,000	$2,203
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019	1,300,000	1,300,000	4,091
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/16/2021	500,000	500,000	1,573
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/31/2020	500,000	500,000	1,573
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	8/28/2020	750,000	750,000	2,360
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	9/22/2021	500,000	500,000	1,573
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/10/2017	2,000,000	2,000,000	6,294
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/28/2014	3,000,000	3,000,000	9,440
							87,515
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)							SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	$9,268,218	$0

UCT COATINGS, INC. (34.9%) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011			1,500,000	662,235	354,910

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019			69,102	7,460,851	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	1/10/2023			100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/23/2020			1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/20/2021			1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/21/2022			135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/5/2021			700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/14/2022			165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/23/2021			1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/24/2020			375,000	375,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/11/2020	400,000	$400,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/23/2020	2,000,000	2,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/28/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/9/2022	125,000	125,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/26/2022	250,000	250,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/10/2022	250,000	$250,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/7/2019	4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/13/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/28/ 2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2020	750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/10/2022	900,000	900,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/22/2021	300,000	300,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2024 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)							SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	18%	7/25/2023			40,000	$40,000	$0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
									0

INVESTMENT COMPANY (1.5%)	Fidelity Investments Money Market Treasury Portfolio - Class I (4)			Various			15,450	15,450	15,450

TOTAL INVESTMENTS (Cost $133,789,617 —557.7%									$5,676,686

LIABILITIES IN EXCESS OF OTHER ASSETS — (457.7)%									(4,658,766)

NET ASSETS — 100.0%									$1,017,920

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interests

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At June 30, 2024, we held $5,661,236 (or 556.2% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (556.2% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on June 30, 2024 valuation no such interest accrued during period ended June 30, 2024.

See accompanying notes to financial statement

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)			INTEREST				SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	RATE	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (8.8)%	Common Stock *(1)(2)(4)			June 10, 2016			100,000	$20,000	$55
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)			June 10, 2016	-	11/7/2016	1,950,000	1,950,000	110,172
									110,227

HERA SYSTEMS, INC. (333.2%) Aerospace	Convertible Note (1)(2)(4)	12/31/2024	10%	12/29/2022			1,200,000	1,200,000	768,317
	Convertible Note (1)(2)(4)(6)	12/31/2024	10%	12/29/2022			5,359,791	5,359,791	3,431,683
	Preferred Stock - Series A *(1)(2)(4)			9/18/2015			3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)			8/7/2017	-	2/1/2019	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)			8/7/2019	-	2/12/2020	2,650,000	2,650,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			7/9/2018	-	9/4/2018	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			2/1/2019			5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			8/7/2017			6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			9/28/2017			700,000	0	0
									4,200,000

INTRAOP MEDICAL CORP. (7.0)% Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018			10,961,129	10,961,129	34,570
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019			1,300,000	1,300,000	4,100
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/11/2019			500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2023 (UNAUDITED)

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

DECEMBER 31, 2023 (UNAUDITED)

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

DECEMBER 31, 2023 (UNAUDITED)

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

DECEMBER 31, 2023 (UNAUDITED)

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

DECEMBER 31, 2023 (UNAUDITED)

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

DECEMBER 31, 2023 (UNAUDITED)

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

DECEMBER 31, 2023 (UNAUDITED)

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

June 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On June 30, 2024, our financial statements include venture capital investments valued at approximately $5.7 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At June 30. 2024, we held $5,661,236, in restricted securities. At December 31, 2023, we held $4,797,872. in restricted securities.

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

JUNE 30, 2024 (UNAUDITED)

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

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of June 30, 2024, each of the Fund's eligible directors has deferred 50% of their compensation at the earlier of January 1, 2025 or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

The average monthly volume of the Company’s derivatives during the three months ended June 30, 2024 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	23,532	—

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

JUNE 30, 2024 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended June 30, 2024, there were no incentive fee adjustments.

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

JUNE 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2024:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$354,910
Total Common Stocks	—	—	354,910
Preferred Stocks
Aerospace	—	—	65,592
Equipment Leasing	—	—	35,448
Total Preferred Stocks	—	—	101,040
Asset Derivatives*
Equity Contracts	—	—	164,724
Total Asset Derivatives	—	—	164,724
Convertible and Non-Convertible Notes
Aerospace	—	—	4,953,047
Medical Devices	—	—	87,515
Total Convertible and Non-Convertible Notes	—	—	5,040.562
Mutual Funds	15,450	—	—
Total	$15,450	$—	$5,661,236

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

JUNE 30, 2024 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/23	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 06/30/2024
Common Stocks
Advanced Materials	$299,932	$—	$—	$—	$54,978	—	$354,910
Equipment Leasing	55	—	—	—	(55)	—	—
Semiconductor Equipment	—	—	—	—	(3,862,405)	3,862,405	—
Total Common Stocks	299,987	—	—	—	(3,807,482)	3,862,405	354,910
Preferred Stocks
Aerospace	—	—	—	—	65,592	—	65,592
Equipment Leasing	110,172	—	(20,000)	—	(54,724)	—	35,448
Total Preferred Stocks	110,172	—	(20,000)	—	10,868	—	101,040
Asset Derivatives
Equity Contracts	—	—	—	—	164,724	—	164,724
Total Asset Derivatives	—	—	—	—	164,724	—	164,724
Convertible and Non-Convertible Notes
Advanced Materials	100,000	—	(100,000)	—	—	—	—
Aerospace	4,200,000	—	—	—	753,047	—	4,953,047
Medical Devices	87,713	—	—	—	(198)	—	87,515
Total Convertible and Non-Convertible Notes	4,387,713	—	(100,000)	—	752,849	—	5,040,562
Total	$4,797,872	$—	$(120,000)	$—	$(2,879,041)	$3,862,405	5,661,236

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2024 was $983,364.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2024:

	FAIR VALUE AT 6/30/2024	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.4M	Market Comparable Companies	Revenue Multiple(2)	0.9x – 1.0x (1.0x)
		Option Pricing Model	Years to Maturity(2)	5 years (5 years)
			Volatility(2)	50.0% (50.0%)
			Risk-Free Rate(2)	4.33% (4.33%)
			Discount for Lack of	22.8% (22.8%)
Marketability(3)
Direct venture capital investments: Aerospace	$5.2M	Market Comparable Companies	EBITDA Multiple(2)	2.4x (2.4x)
			Going Concern Probability (2)	75%(75%)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value	Years to Maturity(2)	5 years (5 years)
		Option Pricing Model	Volatility(2)	50.0% (50.0%)
			Risk-Free Rate(2)	4.33% (4.33%)
Direct venture capital investments: Medical Devices	$0.1M	Market Comparable Companies	Revenue Multiple(2)	1.7x – 1.8x (1.8x)
		Market Comparable Transactions	Risk-Free Rate(2)	4.52% (4.52%)
			Going Concern Probability(2)	10% (10%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transaction	Equity Proceeds from Private Transaction	0% (0%)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

JUNE 30, 2024 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2024.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$164,724
Gross unrealized depreciation	(128,277,655)
Net unrealized depreciation	$(128,112,931)
Federal income tax cost, Investments	$133,789,617

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

JUNE 30, 2024 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three-month periods ended June 30, 2024 and 2023 were as follows:

	THREE MONTHS ENDED June 30, 2024	THREE MONTHS ENDED June 30, 2023
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended June 30, 2024, is the result of changes in the deferred tax assets and related valuation allowance account. At June 30, 2024, the Company has established a full valuation allowance on its net deferred tax assets.

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

JUNE 30, 2024 (UNAUDITED)

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

As of December 31, 2023, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
Total	$32,741,364

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2024.

PURCHASES AND SALES
Purchase of investment securities	$—
Proceeds from sales and maturities of investment securities	$(120,000)

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

JUNE 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2023, through June 30, 2024, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/2024	SHARES HELD AT 6/30/2024
Equipment Leasing
EQX Capital, Inc. Common Stock*	$55	$—	$—	$—	$—	$(55)	$—	100,000
EQX Capital, Inc. Series A Preferred Stock*	110,172	—	—	(20,000)	—	(54,724)	35,448	1,930,000
Total Equipment Leasing	$110,227		$—		$—	$(54,779)	$35,448
Aerospace
Hera Systems, Inc. Convertible Note*	3,431,683	—	—	—	—	615,290	4,046,973	5,359,791
Hera Systems, Inc. Convertible Note*	768,317	—	59,664	—	—	137,757	906,074	1,200,000
Hera Systems, Inc. Series A Preferred*	—	—	—	—	—	—	—	3,642,324
Hera Systems, Inc. Series B Preferred*	—	—	—	—	—	47,653	47,653	7,039,203
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	82,649	82,649	12,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	41,931	41,931	6,214,922
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	35,421	35,421	5,250,000
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	4,723	4,723	700,000
Hera Systems, Inc. Series C Preferred*	—	—	—	—	—	17,939	17,939	2,650,000
Total Aerospace	$4,200,000		$59,664		$—	$983,363	$5,183,363

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/2024	SHARES HELD AT 6/30/2024
Medical Devices
IntraOp Medical Corp. Convertible Note*	$34,570	$—	$—	$—	$—	$(78)	$34,492	10,961,129
IntraOp Medical Corp. Convertible Note*	4,100	—	—	—	—	(9)	4,091	1,300,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(3)	1,574	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(3)	1,574	500,000
IntraOp Medical Corp. Convertible Note*	9,461	—	—	—	—	(21)	9,440	3,000,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	(7)	3,147	1,000,000
IntraOp Medical Corp. Convertible Note*	1,261	—	—	—	—	(2)	1.259	400,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(3)	1,574	500,000
IntraOp Medical Corp. Convertible Note*	2,365	—	—	—	—	(5)	2,360	750,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	(7)	3,147	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/2024	SHARES HELD AT 6/30/2024
IntraOp Medical Corp. Convertible Note*	$3,154	$—	$—	$—	$—	$(7)	$3,147	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(4)	1,573	500,000
IntraOp Medical Corp. Convertible Note*	631	—	—	—	—	(2)	629	200,000
IntraOp Medical Corp. Convertible Note*	2,208	—	—	—	—	(5)	2,203	700,000
IntraOp Medical Corp. Convertible Note*	473	—	—	—	—	(1)	472	150,000
IntraOp Medical Corp. Convertible Note*	1,104	—	—	—	—	(3)	1,101	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	6,308	—	—	—	—	(14)	6,294	2,000,000
Total Medical Devices	$87,713		$—		$—	$(198)	$87,515
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,862,405	—	—	—	—	(3,862,405)	—	39,774,889
Total Semiconductor Equipment	$3,862,405		$—		$—	$(3,862,405)	$—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/2024	SHARES HELD AT 6/30/2024
Advanced Materials
UCT Coatings, Inc. Common Stock	299,932	—	—	—	—	54,978	354,910	1,500,000
Total Advanced Materials	$299,932		$—		$—	$54,978	$354,910
Automotive
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	100,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	125,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	165,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	135,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/2024	SHARES HELD AT 6/30/2024
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$—	$—	$—	700,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	65,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	185,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	300,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	2,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,050,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	375,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	900,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	750,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2024 (UNAUDITED)

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/2024	SHARES HELD AT 6/30/2024
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$—	$—	$—	4,929,015
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	40,000
Wrightspeed, Inc. Series AA Preferred*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—		$—		$—	$—	$—
Total Affiliates and Controlled Investments	$8,560,277		$59,664		$—	$(2,879,041)	$5,661,236
Total Affiliates	299,932		—		—	54,978	354,910
Total Controlled Investments	$8,260,345		$59,664		$—	$(2,934,019)	$5,306,326

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of June 30, 2024, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., Hera Systems, Inc.; IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of June 30, 2024, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $5.7 million as of June 30, 2024, as compared to approximately $8.8 million as of December 31, 2023.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023
Medical Devices	8.6%	7.0%
Aerospace	509.2%	333.2%
Semiconductor Equipment	0.0%	306.5%
Automotive	0.0%	0.0%
Equipment Leasing	3.5%	8.8%
Advanced Materials	34.9%	31.7%
Intellectual Property	0.0%	0.0%
Exchange-Traded/Money Market Funds	1.4%	5.8%
Other Assets/(Liabilities)	(457.7)%	(593.0)%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2024 to the three months ended  June 30, 2023.

INVESTMENT INCOME

For the three months ended June 30, 2024, we had investment income of $29,956 primarily attributable to adjustments to interest accrued on convertible/term note investments with Hera Systems.

For the three months ended June 30, 2023, we had investment income of $131,676 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due to decline in accrued interest on current notes

OPERATING EXPENSES

Operating expenses totaled approximately $208,767 during the three months ended June 30, 2024, and $438,779  during the three months ended June 30, 2023

Significant components of net operating expenses for the three months ended June 30, 2024 were management fee expense waiver  of $25,953 (see Note 4), and professional fees (audit, legal, and consulting) of $89,289.

The reduced level of net operating expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily attributable to the waiver of management fees (see Note 4).

Significant components of net operating expenses for the three months ended June 30, 2023, were management fee expense of $146,723, professional fees (audit, legal, and consulting) of $96,540, and printing fees of $85,923.

The lower level of net operating expenses for the three months ended ended June 30, 2024, compared to the  three months ended June 30, 2023, is primarily attributed to a decrease in management fees and printing costs (see Note 4)

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(171,811) for the three months ended June 30, 2024, and $(307,103) for the three months ended June 30, 2023.

The lower level of net investment loss for the three months ended June 30, 2024, as compared to net investment loss for the three months ended June 30, 2023, is primarily attributed to decrease in management fees and the waiver of management fees (see Note 4)

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended June 30, 2024, and June 30, 2023, is shown below.

Three Months Ended June 30, 2024
Realized gains	$0
Net change in unrealized depreciation on investments	1,028,811
Net realized and unrealized losses on investments	$1,028,811

As of June 30, 2024
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	(128,112,931)
Net unrealized depreciation on portfolio investments	$(128,112,931)

Three Months Ended June 30, 2023
Realized gains	$16
Net change in unrealized depreciation on investments	(14,461,224)
Net realized and unrealized losses on investments	$(14,461,108)

As of June 30, 2023
Gross unrealized appreciation on portfolio investments	$758,405
Gross unrealized depreciation on portfolio investments	(114,566,765)
Net unrealized depreciation on portfolio investments	$(113,808,360)

During the three months ended June 30, 2024, we recognized no net realized losses.

During the three months ended June 30, 2024, net unrealized depreciation on total investments decreased by $1,028,811. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a increase in the fair value of our portfolio companies, notably Hera.

During the three months ended June 30, 2023, we recognized net realized gains of approximately $16.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2024, the net increase in net assets resulting from operations (net of deferred taxes) totaled $850,000 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2024, was $0.12.

For the three months ended June 30, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(14,768,311) and basic and fully diluted net change in net assets per share for the three months ended June 30, 2023, was $(2.14).

The increase in net assets resulting from operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, is due primarily to a decline in net realized and unrealized losses..

The following information is a comparison for the six months ended June 30, 2024 and June 30, 2023

INVESTMENT INCOME

For the six months ended June 30, 2024, we had investment income of $62,001 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

For the six months ended June 30, 2023, we had investment income of $322,938 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to decline in accrued interest on current notes.

OPERATING EXPENSES

Operating expenses totaled approximately $(2,574,660) during the six months ended June 30, 2024, and $828,130 during the six months ended June 30, 2023.

Significant components of net operating expenses for the six months ended June 30, 2024 were management fee expense waiver of $(3,059,656)(see Note 4), and professional fees (audit, legal, and consulting) of $157,104.

Significant components of net operating expenses for the six months ended June 30, 2023, were management fee expense of $339,543, and professional fees (audit, legal, and consulting) of $162,309.

The lower level of net operating expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily attributable to a decrease in our total assets, on which the investment advisory fees are based plus the waiver of management fees (see Note 4)

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $2,636,661 for the six months ended June 30, 2024, and $(505,192) for the six months ended June 30, 2023.

The net investment income  in the six months ended June 30, 2024, compared to the net investment  loss in the six months ended June 30, 2023, is primarily due to the management fee waiver (see Note 4)

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2024, and June 30, 2023, is shown below.

Six Months Ended June 30, 2024
Realized gains	$0
Net change in unrealized depreciation on investments	(2,879,112)
Net realized and unrealized gains/(losses) on investments	$(2,879,112)

As of June 30, 2024
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	(128,112,931)
Net unrealized depreciation on portfolio investments	$(128,112,931)

Six Months Ended June 30, 2023
Realized gains	$(7,864,,981)
Net change in unrealized depreciation on investments	(11,140,362)
Net realized and unrealized gains/(losses) on investments	$(19,005,343)

As of June 30, 2023
Gross unrealized appreciation on portfolio investments	$758,405
Gross unrealized depreciation on portfolio investments	(114,566,765)
Net unrealized depreciation on portfolio investments	$(113,808,360)

During the six months ended June 30, 2024, we recognized no net realized losses

During the six months ended June 30, 2024, net unrealized depreciation on total investments decreased by $2,879,112. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a increase in the fair value of our portfolio companies, notably Hera.

During the six months ended June 30, 2023, we recognized net realized losses of approximately ($7,864,997) from the sale of investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2024, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(242,451) and basic and fully diluted net change in net assets per share for the six months ended June 30, 2024, was $(0.04).

For the six months ended June 30, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(19,510,535) and basic and fully diluted net change in net assets per share for the six months ended June 30, 2023, was $(2.83).

The lower decrease in net assets resulting from operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is due primarily to a decline in net realized and unrealized losses.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2024, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD

A PORTION OF OUR ASSETS IN CASH

As of  June 30, 2024, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

ITEM 1A.    RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2023, in response to Item 1A of Part 1 of Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.    MINE SAFETY DISCLOSURES.

ITEM 5.    OTHER INFORMATION.

INVESTMENT MANAGEMENT AGREEMENT APPROVAL DISCLOSURE (UNAUDITED)

At a meeting held on August 11, 2013, the Board of Directors (the “Board”) of the Company approved the continuation of the Company’s Investment Management Agreement (the “Agreement”) with Firsthand Capital Management, Inc. (the “Adviser”) for an additional one-year period through August 31, 2024.

During the course of each year and in connection with their consideration of the continuation of the Agreement, the Board received various materials from the Adviser, including (i) information on the advisory personnel of the Adviser; (ii) information on the internal compliance procedures of the Adviser; (iii) comparative information showing how the Company’s fees and expenses compare to other business development companies that follow investment strategies similar to those of the Company; (iv) information regarding brokerage and portfolio transactions; (vi) comparative information showing how the Company’s performance compares to other business development companies that follow investment strategies similar to those of the Company; and (vii) information on any material legal proceedings or regulatory audits or investigations affecting the Company or the Adviser.

After receiving and reviewing these materials, the Board, at a meeting called for such purpose (the “Meeting”), discussed the terms of the Agreement. The Meeting was held by video pursuant to an order issued on June 19, 2020 by the Securities and Exchange Commission, providing that business development companies are temporarily exempt from certain in-person board approval requirements, including with respect to the renewal of investment management agreements, due to conflicts related to the coronavirus.  Representatives from the Adviser attended the Meeting and presented additional oral and written information to the Board to assist in its considerations. The Directors who are not parties to the Agreement or “interested persons” (as defined in the Investment Company Act of 1940, as amended) of any such party (the “Independent Directors”) also met in executive session to further discuss the terms of the Agreement and the information provided by the Adviser.

Discussed below are certain of the factors considered by the Board in continuing the Agreement. This discussion is not intended to be all-inclusive. The Board, including the Independent Directors, reviewed a variety of factors and considered a significant amount of information, including information received on an ongoing basis at Board and committee meetings and in various discussions with senior management of the Adviser relating specifically to the Adviser and the Agreement. The approval determination was made on the basis of each Director’s business judgment after consideration of all the information taken as a whole. Individual Directors may have given different weight to certain factors and assigned various degrees of materiality to information received in connection with the contract review process.

Taking all of the information and deliberations into account, the Independent Directors reviewed various factors presented to them, the detailed information provided by the Adviser at the Meeting and at other times throughout the year, and other relevant information and the following factors, none of which was dispositive in their decision whether to approve the Agreement:

Nature, Extent and Quality of Services

The Board received and considered various data and information regarding the nature, extent and quality of services provided to the Company by the Adviser. The most recent Form ADV for the Adviser was provided to the Board, as were written and oral responses of the Adviser to an information request submitted by independent legal counsel on behalf of the Independent Directors. The Board reviewed these responses, which included among other things, information about the background and experience of the investment personnel of the Adviser primarily responsible for day-to-day portfolio management of the Company. The Board also reviewed the Adviser’s overall ability to continue to manage and administer the Company as well as to oversee the service providers to the Company.

The Board evaluated the ability of the Adviser, considering its financial condition, resources, reputation and other attributes, to attract and retain highly qualified investment professionals, including research, advisory, supervisory and administrative personnel. In this regard, the Board considered information regarding the structure of the Adviser’s compensation program for its personnel involved in the management and administration of the Company, including incentive and retirement plans. The Board considered the effectiveness of policies of the Company in achieving the best execution of portfolio transactions, whether and to what extent “soft dollar” benefits are used, the extent to which efforts are made to recapture transaction costs and the controls applicable to brokerage allocation procedures. The Board recognized that the Company’s investment transactions generally are privately negotiated by the Adviser in complex transactions rather than executed through a broker in a traditional exchange transaction. The Board reviewed the policies of the Adviser regarding the allocation of portfolio investment opportunities among the Company and other clients. The Board noted that the Adviser does not use “traditional soft-dollar” arrangements, where soft-dollar credits are generated based on the level of trades and then used for products or services from third parties. The Board also noted that the Adviser, from time to time, entered into arrangements where it received research (including invitations to conferences) from broker-dealers that the Adviser used to execute client trades, and that from time to time the Adviser had retained specialized technology consultants or other experts, at the expense of the Company with approval of the Board, for the purpose of evaluating some aspect of a prospective or existing portfolio holding. The Board also considered that the Adviser had outsourced the trading function to achieve certain operating efficiencies.

The Board also considered the market for the Company’s stock and the challenges associated with the Company’s raising additional capital under current market conditions.

In addition, the Board received and reviewed information on SEC and other inquiries, examinations and proceedings relating to the Company and the Adviser. The Board considered the investment and legal compliance programs of the Adviser, including its implementation of enhanced compliance policies and procedures in response to SEC rule changes and other regulatory initiatives, and the level of compliance attained by the Adviser.

Based on the above factors, together with those referenced below, the Board, including a majority of the Independent Directors, concluded that it was generally satisfied with the nature, extent and quality of the investment advisory services provided to the Company by the Adviser.

Company Performance

The Board considered the Company’s NAV performance and common stock performance results over the past year and various periods since its inception on April 18, 2011. It also considered these results in comparison to the NAV performance results of the Company compared to relevant benchmark indices and another publicly traded business development company with similar investment strategies to the Company. The Board noted that it had received a presentation regarding performance that earlier in the Meeting. The Board also considered the Adviser’s attempts to improve shareholder value (and related practical constraints).

Investment Advisory Fee Rate and Other Expenses

The Board reviewed and considered the proposed contractual management fee rate and incentive fee payable by the Company to the Adviser for investment advisory services (“Advisory Fee Rate”). Additionally, the Board received and considered information comparing the Advisory Fee Rate and the total expense ratio of the Company with those of other funds in an appropriate peer universe. The Board noted that the Company’s advisory fee structure was comparable to that of funds in the business development company comparison group, and given that many funds in the comparison group utilized leverage in their investment strategies, the Company’s effective Advisory Fee Rate for holders of its common stock was lower than its peers. The Board also noted that the Adviser, in an effort to support the Company and help it to preserve cash, has not collected its accrued management fees for a number of years. The Board further noted that the Adviser has also been paying for certain Company expenses to further help the Company to preserve cash.

Profitability

In executive session, the Board received and considered a profitability analysis of the Adviser with respect to the Company. The Board concluded that, in light of the costs of providing investment management and other services to the Company, the profits and other ancillary benefits that the Adviser received with regard to providing these services were not excessive.

Economies of Scale

The Board received and considered information regarding whether there have been economies of scale with respect to the management of the Company, whether the Company has appropriately benefited from any economies of scale, and whether there is potential for realization of any further economies of scale with respect to the Company. The consensus was that the Company is not large enough at this time to produce material economies of scale.

Information about Services to Other Clients

The Board also received and considered information about the services and fee rates offered by the Adviser to its other clients, namely Firsthand Technology Opportunities Fund and Firsthand Alternative Energy Fund, two registered investment companies also managed by the Adviser. The Board concluded that the Advisory Fee Rate charged by the Adviser to the Company was not comparable to other clients of the Adviser given the substantial differences in the services provided and the investment strategy employed. Where rates offered to those two clients were lower, the Board concluded that the costs associated with managing and operating a registered closed-end business development company when compared with a registered investment company provided a justification for a higher fee rate, notwithstanding a fee that contains a performance component.

Other Benefits to the Adviser

The Board received and considered information regarding potential “fall-out” or ancillary benefits to the Adviser as a result of its relationship with the Company. Such benefits could include, among others, benefits directly attributable to the relationship of the Adviser with the Company (such as “soft dollar” benefits) and benefits potentially derived from an increase in the business of the Adviser as a result of its relationship with the Company (such as the ability to market to shareholders other financial products offered by the Adviser).

Other Factors and Broader Review

Throughout the year, the Board regularly reviews and assesses the quality of the services that the Company receives from the Adviser. In this regard, the Board reviews reports of the Adviser in each of its quarterly meetings, which include, among other things, a detailed portfolio review and detailed fund performance reports. In addition, the Board interviews the portfolio manager of the Company at various times throughout the year.

Conclusion

After considering the aforementioned factors and based on its deliberations and evaluation of the information provided to it, the Board concluded that re-approval of the Company’s Investment Management Agreement was in the best interest of the Company and its shareholders.

ITEM 6.    EXHIBITS.

EXHIBIT NUMBER
3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2023.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: August 14, 2024
Kevin Landis Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	Description
3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2023.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.

Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002