Form 10-Q
period 2024-09-30
Firsthand Technology Value Fund, Inc.
filed 2024-11-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2024

or

☐	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

(Exact Name of Registrant as Specified in Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-3008946 (I.R.S. Employer Identification No)

150 Almaden Boulevard, Suite 1250 San Jose, California (Address of Principal Executive Offices)	95113 (Zip Code)

Telephone Number, Including Area Code: (408) 886-7096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SVVC	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, $0.001 par value per share	6,893,056

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited) and December 31, 2023	2
Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2024, and September 30, 2023	3
Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended September 30, 2024, and September 30, 2023	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Nine Months Ended September 30, 2024, and September 30, 2023	5
Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2024 (Unaudited) (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), and for the Year Ended December 31, 2019 (Consolidated)	6
Consolidated Schedule of Investments as of September 30, 2024 (Unaudited) and for the Year Ended December 31, 2023	8
Notes to Consolidated Financial Statements (Unaudited)	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	51
PART II. OTHER INFORMATION	52
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	54
SIGNATURES	55

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF SEPTEMBER 30, 2024 (UNAUDITED)		AS OF DECEMBER 31, 2023
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,998,082	*	$1,173,502	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	114,315,039		132,131,932
Total acquisition cost	116,975,356		$133,967,669
Unaffiliated investments at market value	$998,082	*	$173,502	*
Affiliated investments at market value	351,834		299,932
Controlled investments at market value	81,244		8,260,345
Total Market value (Note 6)	1,431,160		8,733,779	**
Foreign currency at value (cost $2,629 and $2,629)	2,806		2,765
Receivable for securities sold	325,000		—
Receivable from dividends and interest	15,471		8,161
Other assets	439,385		63,649
Total Assets	2,213,822		8,808,354
LIABILITIES
Due to Custodian	158,804		—
Payable to affiliates (Note 4)	54,845		7,183,782
Directors’ fees payable (Note 2)	212,504		13,891
Consulting fee payable	41,000		43,000
Accrued expenses and other payables	202,522		307,310
Total Liabilities	669,675		7,547,983
NET ASSETS	$1,544,147		$1,260,371

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,233,468)		(175,517,244)
NET ASSETS	$1,544,147		$1,260,371

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.22		$0.18

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/24 and 12/31/23 were 4.83% and 5.23%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023
INVESTMENT INCOME (LOSS)
Unaffiliated interest	$15,456	$9,985	$17,793	$33,456
Affiliated/controlled interest	20,336	(244,111)	80,000	55,356
TOTAL INVESTMENT INCOME (LOSS)	35,792	(234,126)	97,793	88,812

EXPENSES
Investment advisory fees (Note 4)	19,472	73,300	79,128	412,843
Administration fees	26,911	29,739	86,156	87,243
Custody fees	629	(11)	2,264	6,589
Transfer agent fees	8,525	6,381	19,878	26,892
Registration and filing fees	(14,037)	8,897	3,590	26,402
Professional fees	194,475	87,623	351,579	249,932
Printing fees	(40,075)	106,912	2,000	207,383
Directors' fees	169,445	36,000	211,112	58,086
Compliance fees	27,811	29,938	82,828	88,838
Miscellaneous fees	18,069	21,708	57,686	64,409
TOTAL GROSS EXPENSES	411,225	400,487	896,221	1,228,617
Less Waiver and/or reimbursement (Note 4)	(19,472)	(2,500,000)	(3,079,128)	(2,500,000)
TOTAL NET EXPENSES	391,753	(2,099,513)	(2,182,907)	(1,271,383)
NET INVESTMENT INCOME/(LOSS)	(355,961)	1,865,387	2,280,700	1,360,195
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(11,686,668)	(1)	(11,686,668)	(7,864,998)
Foreign currency	—	—	—	16
Net realized gains (losses)	(11,686,668)	(1)	(11,686,668)	(7,864,982)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	12,733,580	(11,525,341)	9,689,744	(22,473,661)
Affiliated/controlled warrants investments (1)	(164,724)	(758,405)	—	(950,447)
Net change in unrealized appreciation (depreciation)	12,568,856	(12,283,746)	9,689,744	(23,424,108)
Net Realized and Unrealized Gain (Loss) on Investments	882,188	(12,283,747)	(1,996,924)	(31,289,090)
Net Increase (Decrease) In Net Assets Resulting From Operations	$526,227	$(10,418,360)	$283,776	$(29,928,895)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$0.08	$(1.51)	$0.04	$(4.34)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$526,227	$(10,418,360)	$283,776	$(29,928,895)
Adjustments to reconcile net increase (decrease) in Net Assets derived from operations to net cash provided by (used in) operating activities
Purchases of investments	(2,441)	(40,000)	(2,441)	(140,000)
Proceeds from disposition of investments	6,112,667	—	6,232,667	498,425
Net purchases/sales from short-term investments	(982,512)	261,419	(924,531)	366,692
Increase (decrease) in dividends, interest, and reclaims receivable	(5,701)	271,564	(7,310)	6,668
Increase (decrease) in due to Custodian	148,804	—	158,804	—
Increase (decrease) in receivable in investment sold	(325,000)	—	(325,000)	—
Increase (decrease) in payable to affiliates	(4,161,172)	(2,396,761)	(7,128,937)	(1,998,318)
Increase (decrease) in other assets	(427,135)	26,513	(375,736)	43,376
Increase (decrease) in accrued expenses and other payables	(1,450)	11,711	91,825	(137,833)
Net realized gain (loss) from investments	11,686,668	(13)	11,686,668	7,864,982
Net unrealized appreciation (depreciation) from investments	(12,568,856)	12,283,833	(9,689,744)	23,424,108)
Net cash provided by (used in) operating activities	99	(94)	41	(795)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	99	(94)	41	(795)
Cash and foreign currency - beginning of period	2,707	2,703	2,765	3,404
Cash and foreign currency - end of period	2,806	$2,609	$2,806	2,609

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
FROM OPERATIONS:
Net investment income (loss)	$(355,961)	1,865,387	$2,280,700	$1,360,195
Net realized gain (loss) from security transactions and foreign currency	(11,686,668)	(1)	(11,686,668)	(7,864,982)
Net change in unrealized appreciation (depreciation) on investments	12,568,856	(12,283,746)	9,689,744	(23,424,108)
Net increase (decrease) in net assets from operations	526,227	(10,418,360)	283,776	(29,928,895)

TOTAL INCREASE (DECREASE) IN NET ASSETS	526,227	(10,418,360)	283,776	(29,928,895)

NET ASSETS:
Beginning of period	1,017,920	11,099,056	1,260,371	30,609,591
End of period	$1,544,147	$680,696	$1,544,147	$680,696

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022		FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020	FOR THE YEAR ENDED DECEMBER 31, 2019
Net asset value at beginning of period	$0.18		$4.44	$13.75		$14.82	$17.70	$26.69
Income from investment operations:
Net investment income (loss), before deferred taxes	0.33	(1)	0.16 (1)	(1.81	)(1)	0.44 (1)	0.09 (1)	0.90%
Deferred tax benefit	—		—	—		—	—	(0.08)
Net investment gain (losses)	0.33		0.16	(1.81)		0.44	0.09	0.82
Net realized and unrealized losses on investments, before deferred taxes	(0.29)		(4.42)	(7.50)		(1.51)	(2.30)	(12.15)
Deferred tax expense	—		—	—		—	(1.13)	2.34
Net realized and unrealized losses on investments, after deferred taxes	(0.29)		(4.42)	(7.50)		(1.51)	(3.43)	(9.81)
Total from investment operations	0.04		(4.26)	(9.31)		(1.07)	(3.34)	(8.99)
Distributions from:
Realized capital gains	—		—	—		—	—	—
Anti-dilutive effect from capital share transactions	—		—	—		—	0.46	—
Net asset value at end of period	$0.22		$0.18	$4.44		$13.75	$14.82	$17.70
Market value at end of period	$0.07		$0.30	$0.95		$4.01	$4.47	$6.43

Total Return
Based on Net Asset Value	22.22	%(A)	(95.95)%	(67.71)%		(7.22)%	(16.27)%	(33.68)%
Based on Market Value	(76.67	)%(A)	(68.42)%	(76.31)%		(10.29)%	(30.48)%	(42.59)%

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights - continued
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020		FOR THE YEAR ENDED DECEMBER 31, 2019
Net assets at end of period (millions)	$1.5		$1.3	$30.6	$94.8	$102.1		$127.1
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	(337.39	)%(B)	(7.21)%	4.11%	3.12%	3.10%		(2.84	)%(2)
Deferred tax (benefit)/expense(3)(4)	—		—	—	—	8.02	%(5)	(9.91)%
Total expenses	(337.39	)%(B)	(7.21)%	4.11%	3.12%	11.12%		(12.75	)%(2)
Total expenses, excluding incentive fees and deferred tax expense	(337.39	)%(B)	(7.21)%	4.11%	3.12%	3.10%		2.80%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	138.52	%(B)	11.91%	4.11%	3.12%	3.10%		2.80%
Ratio of net investment income (loss) to average net assets:
Before tax benefit	352.51	%(B)	8.13%	(20.96)%	2.94%	0.64%		3.93	%(2)
Deferred tax benefit (4)(6)	—		—	—	—	—		(0.33)%
Net investment income (loss)	352.51	%(B)	8.13%	(20.96)%	2.94%	0.64%		3.60%
Net investment income (loss) before fee waiver	(123.41	)%(B)	(10.99)%	(20.96)%	2.94%	0.64%		3.60%
Portfolio turnover rate	0	%(A)	1%	15%	16%	13%		18%

(1)	Calculated using average shares outstanding.
(2)	Amount includes the incentive fee. For the year ended December 31, 2019, the ratio of the incentive fee to average net assets was (5.64)%.
(3)	Deferred tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(4)	The deferred tax expense and tax benefit are based on average net assets.
(5)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.
(6)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2024 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.
(2.2%) Equipment Leasing	Common Stock *(1)(2)(4)			6/10/2016			100,000	$20,000	$0
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,930,000	1,930,000	33,938
									33,938

INTRAOP MEDICAL CORP.
(3.1%) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/11/2019			500,000	500,000	851
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/22/2021			1,000,000	1,000,000	1,701
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/29/2019			500,000	500,000	851
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/6/2021			500,000	500,000	850
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/12/2021			500,000	500,000	850
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/29/2021			500,000	500,000	850
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018			10,961,129	10,961,129	18,645
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/27/2020			1,000,000	1,000,000	1,701
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/28/2022			200,000	200,000	340
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/25/2020			500,000	500,000	851
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/30/2022			150,000	150,000	255

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

SEPTEMBER 30, 2024 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/8/2020	400,000	$400,000	$680
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/20/2021	1,000,000	1,000,000	1,701
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/6/2022	350,000	350,000	595
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2021	500,000	500,000	851
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2022	700,000	700,000	1,191
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019	1,300,000	1,300,000	2,211
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/16/2021	500,000	500,000	850
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/31/2020	500,000	500,000	851
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	8/28/2020	750,000	750,000	1,276
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	9/22/2021	500,000	500,000	850
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/10/2017	2,000,000	2,000,000	3,402
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/28/2014	3,000,000	3,000,000	5,103
							47,306

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

SEPTEMBER 30, 2024 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018			869,792	$1,000,000	$0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	9,268,218	0

UCT COATINGS, INC. (22.8%) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011			1,500,000	662,235	351,834

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019			69,102	7,460,851	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	1/10/2023			100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/20/2021			1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/21/2022			135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/23/2020			1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/5/2021			700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/14/2022			165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/23/2021			1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/24/2020			375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/23/2020			2,000,000	2,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

SEPTEMBER 30, 2024 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/28/2021	1,000,000	$1,000,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/9/2022	125,000	125,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/26/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/7/2019	4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/13/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2020	750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/10/2022	900,000	900,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

SEPTEMBER 30, 2024 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/22/2021			300,000	$300,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2025	18%	7/25/2023			40,000	40,000	0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
									0

INVESTMENT COMPANY (64.6%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)			Various			998,082	998,082	998,082

TOTAL INVESTMENTS (Cost $116,975,356) — 92.7%									1,431,160
OTHER ASSETS IN EXCESS OF LIABILITIES — 7.3%									112,987
NET ASSETS — 100.0%									$1,544,147

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At September 30, 2024, we held $433,078 (or 28.0% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (28.0% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on September 30, 2024 valuation no such interest accrued during period ended September 30, 2024.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC. (8.8)% Equipment Leasing	Common Stock *(1)(2)(4)			6/10/2016			100,000	$20,000	$55
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,950,000	1,950,000	110,172
									110,227

HERA SYSTEMS, INC. (333.2%) Aerospace	Convertible Note (1)(2)(4)	12/31/2024	10%	12/29/2022			1,200,000	1,200,000	768,317
	Convertible Note (1)(2)(4)(6)	12/31/2024	10%	12/29/2022			5,359,791	5,359,791	3,431,683
	Preferred Stock - Series A *(1)(2)(4)			9/18/2015			3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)			8/7/2017	-	2/1/2019	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)			8/7/2019	-	2/12/2020	2,650,000	2,650,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			7/9/2018	-	9/4/2018	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			2/1/2019			5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			8/7/2017			6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			9/28/2017			700,000	0	0
									4,200,000

INTRAOP MEDICAL CORP. (7.0)% Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018			10,961,129	10,961,129	34,570
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019			1,300,000	1,300,000	4,100
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/11/2019			500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/29/2019	500,000	$500,000	$1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/27/2020	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/25/2020	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	5/8/2020	400,000	400,000	1,261
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/31/2020	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/28/2020	750,000	750,000	2,365
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/20/2021	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/16/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	9/22/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/6/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/22/2021	1,000,000	1,000,000	3,154

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/12/2021	500,000	$500,000	$1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/29/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/28/2022	200,000	200,000	631
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/30/2022	150,000	150,000	473
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/6/2022	350,000	350,000	1,104
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2022	700,000	700,000	2,208
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,938	0
	Term Note Matures (1)(2)(4)(6)	12/31/2024	8%	2/28/2014	3,000,000	3,000,000	9,461
	Term Note Matures (1)(2)(4)(6)	12/31/2024	8%	2/10/2017	2,000,000	2,000,000	6,308
							87,713

KYMA, INC. (7.9)% Advanced Materials	Convertible Note (1)(4)	3/30/2024	10%	3/1//2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0)%	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
REVASUM, INC. (306.5%) Semiconductor Equipment	CDIs *(2)			11/14/2016	-	10/3/2022	39,774,889	$9,268,219	$3,862,405

UCT COATINGS, INC. (23.8%)	Common Stock *(1)(3)(4)			4/18/2011			1,500,000	662,235	299,932
Advanced Materials

WRIGHTSPEED, INC. (0.0%)	Common Stock *(1)(2)(4)			4/11/2013	-	5/6/2019	69,102	7,460,851	0
Automotive	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/7/2019			4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2020			750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/10/2020			900,000	900,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/13/2020			1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/24/2020			375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/11/2020			400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/23/2020			2,000,000	2,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/22/2021	300,000	300,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/5/2021	700,000	$700,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/20/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/23/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/28/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/26/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/13/2022	250,000	250,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/28/2022			250,000	$250,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2022			250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/21/2022			135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/14/2022			165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/9/2022			125,000	125,000	0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
	Preferred Stock Warrants - Series AA *(1)(2)(4)			6/7/2019			609,756	0	0
									0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	PAR VALUE ($)	COST BASIS	VALUE
INVESTMENT COMPANY (5.8%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	73,502	$73,502	$73,502

TOTAL INVESTMENTS (Cost $133,967,669) — 693.0%					$8,733,779

LIABILITIES IN EXCESS OF OTHER ASSETS — (593.0)%					(7,473,408)

NET ASSETS — 100.0%					$1,260,371

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interest.

*	Non-income producing security.
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

SEPTEMBER 30, 2024 (UNAUDITED)

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On September 30, 2024, our financial statements include venture capital investments valued at approximately $0.4 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2024, we held $433,078, in restricted securities. At December 31, 2023, we held $4,797,872. in restricted securities.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liabilty will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of September 30, 2024, each of the Fund's eligible directors has deferred 50% of their 2023 and 2024 compensation to the earlier of January 1, 2025, and January 1 2026, respectively, or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

The average monthly volume of the Company’s derivatives during the nine months ended September 30, 2024 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	—	16,472	—

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2022, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended September 30, 2024, there were no incentive fee adjustments.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2024:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$351,834
Total Common Stocks	—	—	351,834
Preferred Stocks
Equipment Leasing	—	—	33,938
Total Preferred Stocks	—	—	33,938
Convertible and Non-Convertible Notes
Medical Devices	—	—	47,306
Total Convertible and Non-Convertible Notes	—	—	47,306
Mutual Funds	998,082	—	—
Total	$998,082	$—	$433,078

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

SEPTEMBER 30, 2024 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/23	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 09/30/2024
Common Stocks
Advanced Materials	$299,932	$—	$—	$—	$51,902	—	$351,834
Equipment Leasing	55	—	—	—	(55)	—	—
Semiconductor Equipment	—	—	—	—	(3,862,405)	3,862,405	—
Total Common Stocks	299,987	—	—	—	(3,810,558)	3,862,405	351,834
Preferred Stocks
Aerospace	—	2,441	(156,405)	(11,083,138)	11,237,102	—	—
Equipment Leasing	110,172	—	(20,000)	—	(56,234)	—	33,938
Total Preferred Stocks	110,172	2,441	(176,405)	(11,083,138)	11,180,868	—	33,938
Convertible and Non-Convertible Notes
Advanced Materials	100,000	—	(100,000)	—	—	—	—
Aerospace	4,200,000	—	(5,956,261)	(603,530)	2,359,791	—	—
Medical Devices	87,713	—	—	—	(40,407)	—	47,306
Total Convertible and Non-Convertible Notes	4,387,713	—	(6,056,261)	(603,530)	2,319,384	—	47,306
Total	$4,797,872	$2,441	$(6,232,666)	$(11,686,668)	$9,689,694	$3,862,405	433,078

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of September 30, 2024 was $(44,794).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2024:

	FAIR VALUE AT 9/30/2024	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.4M	Market Comparable Companies	Revenue Multiple(2)	0.8x – 1.0x (1.0x)
		Option Pricing Model	Years to Maturity(2)	5 years (5 years)
			Volatility(2)	50.0%	(50.0%)
			Risk-Free Rate(2)	4.33%	(4.33%)
			Discount for Lack of	22.8%	(22.8%)
			Marketability(3)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value	Years to Maturity(2)	5 years (5 years)
		Option Pricing Model	Volatility(2)	50.0%	(50.0%)
			Risk-Free Rate(2)	4.33%	(4.33%)
Direct venture capital investments: Medical Devices	$0.0M	Market Comparable Companies	Revenue Multiple(2)	1.7x – 1.8x (1.8x)
		Market Comparable Transactions	Risk-Free Rate(2)	4.52%	(4.52%)
			Going Concern Probability(2)	10%	(10%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transaction	Equity Proceeds from Private Transaction	0%	(0%)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category

(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.

(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2024.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$—
Gross unrealized depreciation	(115,544,196)
Net unrealized depreciation	$(115,544,196)
Federal income tax cost, Investments	$116,975,356

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three-month periods ended September 30, 2024 and 2023 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2024	THREE MONTHS ENDED SEPTEMBER 30, 2023
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended September 30, 2024, is the result of changes in the deferred tax assets and related valuation allowance account. At September 30, 2024, the Company has established a full valuation allowance on its net deferred tax assets.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

As of December 31, 2023, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/24	$14,230,073
12/31/25	7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
Total	$32,741,362

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2024.

PURCHASES AND SALES
Purchase of investment securities	$2,441
Proceeds from sales and maturities of investment securities	$(6,232,667)

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2023, through September 30, 2024, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/2024	SHARES HELD AT 9/30/2024
Equipment Leasing
EQX Capital, Inc. Common Stock*	$55	$—	$—	$—	$—	$(55)	$—	100,000
EQX Capital, Inc. Series A Preferred Stock*	110,172	—	—	(20,000)	—	(56,234)	33,938	1,930,000
Total Equipment Leasing	$110,227				$—	$(56,289)	$33,938
Aerospace
Hera Systems, Inc. Convertible Note*	3,431,683	—	—	(4,866,666)	(493,125)	1,928,108	—	—
Hera Systems, Inc. Convertible Note*	768,317	—	80,000	(1,089,594)	(110,406)	431,683	—	—
Hera Systems, Inc. Series A Preferred*	—	—	—	(4)	(1,999,996)	2,000,000	—	—
Hera Systems, Inc. Series B Preferred*	—	2,441	—	(144,249)	(6,445,294)	6,587,102	—	—
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	—
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	—
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	—
Hera Systems, Inc. Series B Warrants*	—	—	—	—	—	—	—	—
Hera Systems, Inc. Series C Preferred*	—	—	—	(12,153)	(2,637,847)	2,650,000	—	—
Total Aerospace	$4,200,000		$80,000		$(11,686,668)	$13,596,893	$—
Medical Devices
IntraOp Medical Corp. Convertible Note*	34,570	—	—	—	—	(15,925)	18,645	10,961,129
IntraOp Medical Corp. Convertible Note*	4,100	—	—	—	—	(1,889)	2,211	1,300,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(726)	851	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(726)	851	500,000
IntraOp Medical Corp. Convertible Note*	9,461	—	—	—	—	(4,358)	5,103	3,000,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	(1,453)	1,701	1,000,000
IntraOp Medical Corp. Convertible Note*	1,261	—	—	—	—	(581)	680	400,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(726)	851	500,000
IntraOp Medical Corp. Convertible Note*	2,365	—	—	—	—	(1,089)	1,276	750,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(726)	851	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(727)	850	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(727)	850	500,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	(1,453)	1,701	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/2024	SHARES HELD AT 9/30/2024
IntraOp Medical Corp. Convertible Note*	$1,577	$—	$—	$—	$—	$(727)	$850	500,000
IntraOp Medical Corp. Convertible Note*	3,154	—	—	—	—	(1,453)	1,701	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(727)	850	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(726)	851	500,000
IntraOp Medical Corp. Convertible Note*	1,577	—	—	—	—	(727)	850	500,000
IntraOp Medical Corp. Convertible Note*	631	—	—	—	—	(291)	340	200,000
IntraOp Medical Corp. Convertible Note*	2,208	—	—	—	—	(1,017)	1,191	700,000
IntraOp Medical Corp. Convertible Note*	473	—	—	—	—	(218)	255	150,000
IntraOp Medical Corp. Convertible Note*	1,104	—	—	—	—	(509)	595	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187
IntraOp Medical Corp. Term Note*	6,308	—	—	—	—	(2,906)	3,402	2,000,000
Total Medical Devices	$87,713		$—		$—	$(40,407)	$47,306
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,862,405	—	—	—	—	(3,862,405)	—	39,774,889
Total Semiconductor Equipment	$3,862,405		$—		$—	$(3,862,405)	$—
Advanced Materials
UCT Coatings, Inc. Common Stock	299,932	—	—	—	—	51,902	351,834	1,500,000
Total Advanced Materials	$299,932		$—		$—	$51,902	$351,834
Automotive
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	100,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	125,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	165,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	135,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/2024	SHARES HELD AT 9/30/2024
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$—	$—	$—	700,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	65,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	185,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	300,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	2,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,050,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	375,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	900,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	750,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	4,929,015
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	40,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)		CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/2024	SHARES HELD AT 9/30/2024
Wrightspeed, Inc. Series AA Preferred*	$—	$—	$—	$—		$—	$—	$—	60,733,695
Total Automotive	$—		$—			$—	$—	$—
Total Affiliates and Controlled Investments	$8,560,277	$2,441	$80,000	$(6,132,666)		$(11,686,668)	$9,689,694	$433,078
Total Affiliates	299,932		—			—	51,902	351,834
Total Controlled Investments	$8,260,345	$2,441	$80,000	$(6,132,666)	$	(11,686,668)	$9,637,792	$81,244

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of September 30, 2024, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of September 30, 2024, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2024 (UNAUDITED)

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $1.4 million as of September 30, 2024, as compared to approximately $8.7 million as of December 31, 2023.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023
Exchange-Traded/Money Market Funds	64.6%	5.8%
Advanced Materials	22.8%	31.7%
Other Assets/(Liabilities)	7.3%	(593.0)%
Medical Devices	3.1%	7.0%
Equipment Leasing	2.2%	8.8%
Aerospace	0.0%	333.2%
Semiconductor Equipment	0.0%	306.5%
Automotive	0.0%	0.0%
Intellectual Property	0.0%	0.0%
Net Assets	100.0%	100.0%

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023.

INVESTMENT INCOME

For the three months ended September 30, 2024, we had investment income of $35,792 primarily attributable to interest accrued on convertible/term note investments with Hera Systems and money market funds.

For the three months ended September 30, 2023, we had investment loss of $(234,126) primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The higher level of investment income in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due to decline in accrued interest on current notes was due to a downward adjustment to accrued interest taken during the quarter ended September 30, 2023.

.

OPERATING EXPENSES

Operating expenses totaled approximately $391,753 during the three months ended September 30, 2024, and $(2,099,513)  during the three months ended September 30, 2023.

Significant components of net operating expenses for the three months ended September 30, 2024 were management fee expense waiver  of $19,472 (see Note 4), professional fees (audit, legal, and consulting) of $194,475, director fees of $169,445 and compliance fees $27,811.

Significant components of net operating expenses for the three months ended September 30, 2023, were a management fee waiver of $(2,500,000), printing fees of $106,912 and professional fees (audit, legal, and consulting) of $87,623.

The higher level of net operating expenses for the three months ended ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily attributed to the waiver of management fees in September 2023 (see Note 4).

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(355,961) for the three months ended September 30, 2024, and $1,865,387 for the three months ended September 30, 2023.

The lower level of net investment loss for the three months ended September 30, 2024, as compared to net investment gain for the three months ended September 30, 2023, is primarily attributed to decrease in management fees and the waiver of management fees (see Note 4)

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2024, and September 30, 2023, is shown below.

Three Months Ended September 30, 2024
Realized gains	$(11,686,668)
Net change in unrealized depreciation on investments	12,568,856
Net realized and unrealized gains on investments	$882,188

As of September 30, 2024
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(115,544,196)
Net unrealized depreciation on portfolio investments	$(115,544,196)

Three Months Ended September 30, 2023
Realized gains	$(1)
Net change in unrealized depreciation on investments	(12,283,746)
Net realized and unrealized losses on investments	$(12,283,747)

As of September 30, 2023
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(126,091,989)
Net unrealized depreciation on portfolio investments	$(126,091,989)

During the three months ended September 30, 2024, we recognized net realized losses of $11,686,668.

During the three months ended September 30, 2024, net unrealized depreciation on total investments increased by $12,568,856. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to the sale of Hera Systems.

During the three months ended September 30, 2023, we recognized net realized losses of approximately $1.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2024, the net increase in net assets resulting from operations (net of deferred taxes) totaled $526,227 and basic and fully diluted net change in net assets per share for the three months ended September 30, 2024, was $0.08.

For the three months ended September 30, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(10,418,360) and basic and fully diluted net change in net assets per share for the three months ended September 30, 2023, was $(1.51).

The increase in net assets resulting from operations for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, is due primarily to a decline in net realized and unrealized losses.

The following information is a comparison for the nine months ended September 30, 2024 and September 30, 2023

INVESTMENT INCOME

For the nine months ended September 30, 2024, we had investment income of $97,793 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

For the nine months ended September 30, 2023, we had investment income of $88,812 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The higher level of investment income in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to an increase in accrued interest on current notes.

OPERATING EXPENSES

Operating expenses totaled approximately $(2,182,907) during the nine months ended September 30, 2024, and $(1,271,383) during the nine months ended September 30, 2023.

Significant components of net operating expenses for the nine months ended September 30, 2024 were a management fee waiver of $(3,079,128) (see Note 4), and professional fees (audit, legal, and consulting) of $351,579 and director fees of $211,112.

Significant components of net operating expenses for the nine months ended September 30, 2023, were a management fee waiver of $(2,500,000), professional fees (audit, legal, and consulting) of $249,832 and printing fees of $207,383.

The lower level of net operating expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributable to a larger management fee waiver in 2024 (see Note 4).

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $2,280,700 for the nine months ended September 30, 2024, and $1,360,195 for the nine months ended September 30, 2023.

The greater net investment income in the nine months ended September 30, 2024, compared to the net investment income in the nine months ended September 30, 2023, is primarily due to the management fee waiver (see Note 4)

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the nine-month periods ended September 30, 2024, and September 30, 2023, is shown below.

Nine Months Ended September 30, 2024
Realized gains	$(11,686,668)
Net change in unrealized depreciation on investments	9,689,744
Net realized and unrealized gains/(losses) on investments	$(1,996,924)

As of September 30, 2024
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(115,544,196)
Net unrealized depreciation on portfolio investments	$(115,544,196)

Nine Months Ended September 30, 2023
Realized gains	$(7,864,982)
Net change in unrealized depreciation on investments	(23,424,108)
Net realized and unrealized gains/(losses) on investments	$(31,289,090)

As of September 30, 2023
Gross unrealized appreciation on portfolio investments
Gross unrealized depreciation on portfolio investments	(126,091,989)
Net unrealized depreciation on portfolio investments	$(126,091,989)

During the nine months ended September 30, 2024, we recognized $(11,868,668) in net realized losses.

During the nine months ended September 30, 2024, net unrealized depreciation on total investments decreased by $9,689,744. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to a increase in the fair value of our portfolio companies, notably Hera.

During the nine months ended September 30, 2023, we recognized net realized losses of approximately $(7,864,982) from the sale of investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2024, the net increase in net assets resulting from operations (net of deferred taxes) totaled $283,776 and basic and fully diluted net change in net assets per share for the nine months ended September 30, 2024, was $0.04.

For the nine months ended September 30, 2023, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(29,928,895) and basic and fully diluted net change in net assets per share for the nine months ended September 30, 2023, was $(4.34).

The increase in net assets resulting from operations for the nine months ended September 30, 2024, as compared to the net decrease in net assets for the nine months ended September 30, 2023, is due primarily to an increase in net realized and unrealized gains (losses).

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2024, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  September 30, 2024, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Company Performance

The Board considered the Company’s NAV performance and common stock performance results over the past year and since its inception on April 18, 2011. It also considered these results in comparison to the NAV performance results of the Company compared to relevant benchmark indices and comparable funds. The Board referenced the presentation regarding performance that had occurred earlier in the meeting.  The Board noted that for the 12-month period ended June 30, 2024, the Fund’s NAV had fallen 91% while its stock price fell 96%. The Directors were reminded that in the third quarter of 2023, the Fund suffered substantial setbacks involving IntraOp and Wrightspeed that led to write downs of most or all of the value of our securities of those two issuers. Later, in the second quarter of 2024, Revasum failed, and its assets were foreclosed upon by its senior creditor and subsequently sold, leaving no proceeds for equity holders such as SVVC. In all, between June 30, 2023, and June 30, 2024, the Fund’s gross assets declined from approximately $21 million to approximately $6 million due to the terminal failures of these three portfolio companies. The Board also considered the Advisor’s attempts to improve shareholder value (and related practical constraints). In addition, the Board also reviewed FCM’s efforts in working with the Board to explore the practicality of liquidation of the Company versus alternatives to liquidation of the Company. Specifically, the Board received an update from the Adviser during an executive session regarding the proposed transaction to merge the Fund with an operating company in the medical device field. The Board learned that the counterparty had chosen to abandon negotiations in favor of a competing transaction. The Board also reviewed the current state of affairs and options to move forward.

Investment Advisory Fee Rate and Other Expenses

The Board reviewed and considered the proposed contractual management fee rate and incentive fee payable by the Company to the Adviser for investment advisory services (“Advisory Fee Rate”). Additionally, the Board received and considered information comparing the Advisory Fee Rate and the total expense ratio of the Company with those of other funds in an appropriate peer universe. The Board noted that the Company’s advisory fee structure was comparable to that of funds in the business development company comparison group, and given that many funds in the comparison group utilized leverage in their investment strategies, the Company’s effective Advisory Fee Rate for holders of its common stock was lower than its peers. The Board also noted that the Advisor, in an effort to support the Company and help it to preserve cash, has not collected its accrued management fees for a number of years. In addition, the Adviser has also been paying for certain Company expenses to further help the Company to preserve cash.

Effective September 30, 2023, the Company has entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agrees to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, and (2) waive $2.5 million of base management fees that have been accrued but unpaid as of September 30, 2023. Effective March 31, 2024, the Company has entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agrees to waive $3.0 million of base management fees that have been accrued but unpaid as of March 31, 2024.

Profitability

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

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023; (iii) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: November 14, 2024
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

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023; (iii) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).