Form 10-K
period 2024-12-31
Firsthand Technology Value Fund, Inc.
filed 2025-03-26
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2024 was approximately $290 thousand (computed using the closing price of $0.06 per share of Common Stock on December 31, 2024, as reported by OTC Markets Group.

As of March 1, 2025, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2024 are incorporated by reference in Part III of this Form 10-K.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2024.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
EQX Capital, Inc.	Equipment Leasing	$29,466
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	745,224
IntraOp Medical Corp.	Medical Devices	25,287
Lyncean Technologies, Inc.	Semiconductor Equipment	0
Revasum, Inc. [2]	Semiconductor Equipment	0
UCT Coatings, Inc.	Advanced Materials	260,497
Wrightspeed, Inc.	Automotive	0

[1]	Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2024.
[2]	Public company.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2024, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date. The term notes we hold are income generating.

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

EMPLOYEES

We do not currently have any direct employees. Mr. Landis, our Chief Executive Officer, is the majority owner and Chief Investment Officer of the Investment Adviser. The Investment Adviser currently employs a staff of 5, including investment, legal, and administrative professionals.

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

The members of our Board of Directors are also trustees of the Board of Trustees of Firsthand Funds. We believe such a commonality of the board brings continuity of oversight and allows our Board to maintain the institutional knowledge and experience of overseeing illiquid securities and their pricing methods.

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

As of 12/31/2024, there were no legal proceedings. See subsequent event section for additional information.

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

2024 Quarter Ending	Low	High
March 31	$0.21	$0.34
June 30	$0.07	$0.26
September 30	$0.04	$0.10
December 31	$0.05	$0.10

SHAREHOLDERS

As of February 28, 2025, there were approximately 900 shareholders of record and approximately 7,300 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2024.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2024.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock (market price) and of the Fund’s NAV with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. There is a difference between the market price of our common stock and the Fund’s NAV because the stock may trade at a discount or premium to the NAV in the secondary market. The comparison assumes that the value of the investment in our common stock (using both market price and NAV) and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2024.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF DECEMBER 31, 2024		AS OF DECEMBER 31, 2023
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,745,224	*	$1,173,502	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	114,275,039		132,131,932
Total acquisition cost	$116,682,498		$133,967,669
Unaffiliated investments at market value	$745,224	*	$173,502	*
Affiliated investments at market value	260,497		299,932
Controlled investments at market value	54,753		8,260,345
Total Market value (Note 6)	1,060,474		8,733,779	**
Foreign currency at value (cost $2,629 and $2,765)	2,512		2,765
Receivable for securities sold	325,000		-
Receivable from dividends and interest	2,871		8,161
Other assets	404,756		63,649
Total Assets	1,795,613		8,808,354
LIABILITIES
Due to Custodian	127,478		-
Payable to affiliates (Note 4)	27,587		7,183,782
Deferred directors’ fees payable (Note 2)	214,172		13,891
Consulting fee payable	-		43,000
Accrued taxes	139,154		-
Accrued expenses and other payables	226,543		307,310
Total Liabilities	734,934		7,547,983
NET ASSETS	$1,060,679		$1,260,371

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,716,936)		(175,517,244)
NET ASSETS	$1,060,679		$1,260,371

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.15		$0.18

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/24 and 12/31/23 were 4.34% and 5.23%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.
**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
INVESTMENT INCOME (LOSS)
Unaffiliated interest	$29,836	$37,275	$3,318
Affiliated/controlled interest	80,000	85,356	(10,015,197)
Foreign tax withholding	-	-	3,457
TOTAL INVESTMENT INCOME (LOSS)	109,836	122,631	(10,008,422)

EXPENSES
Investment advisory fees (Note 4)	88,487	455,559	1,366,496
Administration fees	115,001	116,785	118,009
Custody fees	4,464	8,743	17,338
Transfer agent fees	26,629	33,296	38,054
Registration and filing fees	4,782	35,300	33,800
Professional fees	454,285	398,882	397,138
Printing fees	2,000	299,958	60,853
Directors’ fees	50,000	68,750	200,000
Deferred Directors' fees (Note 2)	200,281	(24,909)	-
Compliance fees	112,844	110,336	118,777
Miscellaneous fees	124,974	81,068	88,580
TOTAL GROSS EXPENSES	1,183,747	1,583,768	2,439,045
Less waiver and/or reimbursement (Note 4)	(3,088,487)	(2,542,716)	-
TOTAL NET EXPENSES	(1,904,740)	(958,948)	2,439,045
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	2,014,576	1,081,579	(12,447,467)
Tax Expense	139,154	-	-
Net Investment Income, net of taxes	1,875,422	1,081,579	(12,447,467)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(11,686,668)	(7,864,998)	(3,131,579)
Foreign currency	-	16	1,914
Net realized gains (losses)	(11,686,668)	(7,864,982)	(3,129,665)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	-	-	(280,160)
Affiliated/controlled investments and foreign currency	9,611,554	(21,615,371)	(48,442,656)
Affiliated/controlled warrants investments (1)	-	(950,446)	154,915
Net change in unrealized appreciation (depreciation)	9,611,554	(22,565,817)	(48,567,901)
Net Realized and Unrealized (Loss) on Investments	(2,075,114)	(30,430,799)	(51,697,566)
Net Decrease In Net Assets Resulting From Operations	$(199,692)	$(29,349,220)	$(64,145,033)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.03)	$(4.26)	$(9.31)

(1)	Primary exposure is equity risk.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2024 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Medical Devices	2.4%	7.0%
Automotive	0.0%	0.0%
Aerospace	0.0%	333.2%
Semiconductor Equipment	0.0%	306.5%
Equipment Leasing	2.8%	8.8%
Advanced Materials	24.5%	31.7%
Exchange-Traded/Money Market Funds	70.3%	5.8%
(Liabilities)/Other Assets	0.0%	(593.0%)
Net Assets	100.0%	100.0%

Certain trends in the technology industry may have an impact on the portfolio in coming quarters. In particular, the semiconductor industry, which has historically been a highly cyclical industry, has enjoyed a period of strong growth over the past several years. Given the substantial weighting of semiconductor investments in the current portfolio, the Fund will be sensitive to changes in this industry. Fund performance may also be impacted by the speed of adoption of certain new technologies, including, but not limited to: elect3ron radiation for cancer treatment, X-ray inspection of electronic components, and small form factor satellites.

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2024, December 31, 2023, and December 31, 2022.

INVESTMENT INCOME

For the year ended December 31, 2024, we had investment income of $109,836 primarily attributable to interest on convertible/term note investments with Hera.

For the year ended December 31, 2023, we had investment income of $122,631 primarily attributable to interest on convertible/term note investments with Hera.

For the year ended December 31, 2022, we had investment income of $(10,008,422) primarily attributable to an interest adjustment on convertible/term note investments with IntraOp Medical Corp and Wrightspeed.

The lower level of investment income in the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to interest accrued on Hera.

The higher level of investment income in the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to an interest adjustment on notes issued by IntraOp and Wrightspeed in 2022.

OPERATING EXPENSES

Operating expenses totaled approximately $1,322,901 during the year ended December 31, 2024, $1,583,768 during the year ended December 31, 2023, and $2,439,045 during the year ended December 31, 2022.

Significant components of operating expenses for the year ended December 31, 2024, were professional fees (audit, legal, accounting, and consulting) of $454,285, and directors’ fees of $300,281.

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

The lower level of operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to a decrease in total net assets, on which the investment advisory fees are based.

The lower level of operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to a decrease in our total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME(LOSS)

The net investment income/(loss) was $1,875,422 for the year ended December 31, 2024, $1,081,579 for the year ended December 31, 2023, and $(12,447,467) for the year ended December 31, 2022.

The greater net investment income before taxes in the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to a waiver of investment advisory fees (see Note 4).

The greater net investment income before taxes in the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to a waiver of investment advisory fees (see Note 4).

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, is shown below.

Year Ended December 31, 2024
Realized losses	$(11,686,668)
Net change in unrealized depreciation on investments	$9,611,554
Net realized and unrealized loss on investments	$(2,075,114)

As of December 31, 2024
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	$(115,622,024)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(115,622,024)

Year Ended December 31, 2023
Realized losses	$(7,864,982)
Net change in unrealized depreciation on investments	$(22,565,817)
Net realized and unrealized loss on investments	$(30,430,799)

As of December 31, 2023
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	$(125,233,890)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(125,233,890)

Year Ended December 31, 2022
Realized gains	$(3,129,665)
Net change in unrealized depreciation on investments	$(48,567,901)
Net realized and unrealized loss on investments	$(51,697,566)

As of December 31, 2022
Gross unrealized appreciation on portfolio investments	$957,122
Gross unrealized depreciation on portfolio investments	$(103,625,209)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(102,668,087)

During the year ended December 31, 2024, we recognized net realized losses of approximately $11,686,668 from the sale of investments. Realized losses were higher compared to the Fund's realized losses in 2023 due to the sale of investments, primarily Hera Systems, in 2024.

During the year ended December 31, 2024, net unrealized depreciation on total investments decreased by $9,611,554. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decline in unrealized depreciation on total investments during the year is due primarily to the the liquidation of our investment in Hera Systems in 2024.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2024, the net decrease in net assets resulting from operations (net of deferred taxes)  totaled $199,692 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2024 was $(0.03).

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

The smaller decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2024 as compared to the year ended December 31, 2023, is due primarily to a smaller decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

The smaller decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2023 as compared to the year ended December 31, 2022, is due primarily to a smaller decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

The greater decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2022 as compared to the year ended December 31, 2021, is due primarily to a greater decrease in the asset valuations of our holdings, which are determined in good faith by our Board of Directors.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from sales or liquidation proceeds of our investments. Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2024, 2023, and 2022, our operating expenses were $1,322,901, $1,583,768, and $2,439,045, respectively.

For the year ended December 31, 2024, our total cash reserves and liquid securities decreased approximately 80%, primarily due to the sale of portfolio securities and operating expenses. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

For the year ended December 31, 2023, our total cash reserves and liquid securities decreased approximately 88%, primarily due to the purchase of portfolio securities. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

At December 31, 2024, we had investments in public and private securities totaling approximately $0.3 million. Also, at December 31, 2024, we had approximately $0.7 million in cash. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease as we become fully invested.

As of December 31, 2024, net assets totaled approximately $1.1 million, with an NAV per share of $0.15. Our primary use of funds will be investments in portfolio companies and payments of fees and other operating expenses we incur. Additionally, we expect to raise additional capital to support our future growth through future equity offerings. To the extent we determine to raise additional equity through an offering of our common stock at a price below NAV, existing investors will experience dilution.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2024, we had investments in the following private companies:

EQX Capital, Inc.

EQX Capital, Inc. (“EQX”), San Francisco, California, is an equipment leasing company.

At December 31, 2024, our investment in EQX consisted of 1,930,000 shares of Series A preferred stock and 100,000 shares of common stock with an aggregate fair value of approximately $29 thousand.

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2024, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $1,000,000 par value convertible note, $400,000 par value convertible note, $750,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $200,000 par value convertible note, $150,000 par value convertible note, $350,000 par value convertible note, $700,000 par value convertible note, a $10,961,129 par value convertible note, with a combined aggregate fair value of approximately $25 thousand.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2024, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of approximately $0.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2024, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of approximately $260 thousand.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for heavy-duty commercial vehicles.

At December 31, 2024, our investments in Wrightspeed consisted of 69,102 shares of common stock, 60,733,693 shares of Series AA preferred stock, warrants to purchase 609,756 shares of Series AA preferred stock, $750,000 par value convertible note, $400,000 par value convertible note, $900,000 par value convertible note, $1,050,000 par value convertible note, $400,000 par value convertible note, $375,000 par value convertible note, $2,000,000 par value convertible note, $1,400,000 par value convertible note, $1,200,000 par value convertible note, $700,000 par value convertible note, $300,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $200,000 par value convertible note, $185,000 par value convertible note, $65,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $250,000 par value convertible note, $135,000 par value convertible note, $165,000 par value convertible note, $125,000 par value convertible note, a $4,929,015 par value convertible note, and a $100,000 par value convertible note with a combined fair value of approximately $0.

PUBLIC INVESTMENTS

At December 31, 2024, we had investments in the following public securities:

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2024, our investment in Revasum consisted of 39,774,889 shares of CDIs with an aggregate fair value of approximately $0.

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2024, our investment in Money Market consisted of 745,224 shares of the money market fund with a market value of approximately $745 thousand.

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

On February 28, 2025, Star Equity Fund, LP (“Star Equity”)filed a complaint in the United States District Court for the District of Maryland, docketed as case no. 1:25-cv-00677-SAG, against Firsthand Capital Management, Inc., Scalar, LLC, current and former members of the board of directors of Firsthand Technology Value Fund, Inc. (the “Fund”), and an officer of the Fund as defendants. The complaint also names the Fund as a nominal defendant. The complaint alleges putative class action claims against the defendants for violations of federal securities laws for alleged false or misleading statements relating to the valuation of the Fund’s assets, and it also purports to allege derivative claims against defendants for breaches of fiduciary duties and breach of contract related to management of the Fund and its assets. In connection with the derivative claims, the complaint names the Fund as a nominal defendant. Although purporting to assert the derivative claims on behalf of the Fund, Star Equity did not make a pre-suit demand on the Fund’s board of directors to initiate litigation over those claims. The Fund believes that the allegations in the complaint lack merit and intends to vigorously defend this action. The Fund has certain indemnification obligations to certain defendants. Defense costs for the Fund, despite the Fund’s having in place an applicable liability insurance policy, may be significant and therefore could have an impact on the Fund’s financial condition that cannot now be determined.

On September 5, 2023, VestedCap, LLC (“VestedCap”) filed a complaint in Superior Court for the State of California.  The case is venued in Santa Clara County (Case No. 23-CV-422238.)  As originally filed, the lawsuit asserted claims against one of the Fund’s portfolio companies, IntraOp Medical Corporation. VestedCap also named Kevin Landis as a co-defendant. In the original complaint, VestedCap asserted claims for breach of contract, fraud and deceit, conversion, unjust enrichment, and judicial foreclosure.  IntraOp and Kevin Landis denied all claims against them.

On January 22, 2025, VestedCap amended its complaint and added the Fund as an additional co-defendant. In the amended complaint, VestedCap has asserted the following claims against the Fund:  wire fraud, violations of the RICO Act, fraud and deceit, conversion, and declaratory relief.  VestedCap has also asserted that the Fund is the alter ego of co-defendants IntraOp Medical Corporation and Kevin Landis and therefore should be a party to the case. The Fund believes that the allegations in the complaint lack merit and intends to vigorously defend this action. Defense costs for the Fund, despite the Fund’s having in place an applicable liability insurance policy, may be significant and therefore could have an impact on the Fund’s financial condition that cannot now be determined.

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

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2024, we have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2024, and the financial highlights for each of the years in the five-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the custodian and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Firsthand Technology Value Fund, Inc.

Page Two

Emphasis of Matter

As discussed in Note 1, the Company issued a press release announcing approval to withdraw its BDC election and pursue liquidation.

Our opinion is not modified with respect to this matter.

/S/ TAIT, WELLER & BAKER LLP

PCAOB ID 445

Philadelphia, Pennsylvania
March 25, 2025

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Firsthand Technology Value Fund, Inc.

Consolidated Statement of Assets and Liabilities

	AS OF DECEMBER 31, 2024		AS OF DECEMBER 31, 2023
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,745,224	*	$1,173,502	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	114,275,039		132,131,932
Total acquisition cost	$116,682,498		$133,967,669
Unaffiliated investments at market value	$745,224	*	$173,502	*
Affiliated investments at market value	260,497		299,932
Controlled investments at market value	54,753		8,260,345
Total Market value (Note 6)	1,060,474		8,733,779	**
Foreign currency at value (cost $2,629 and $2,765)	2,512		2,765
Receivable for securities sold	325,000		-
Receivable from dividends and interest	2,871		8,161
Other assets	404,756		63,649
Total Assets	1,795,613		8,808,354
LIABILITIES
Due to Custodian	127,478		-
Payable to affiliates (Note 4)	27,587		7,183,782
Deferred directors’ fees payable (Note 2)	214,172		13,891
Consulting fee payable	-		43,000
Accrued taxes	139,154		-
Accrued expenses and other payables	226,543		307,310
Total Liabilities	734,934		7,547,983
NET ASSETS	$1,060,679		$1,260,371

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,716,936)		(175,517,244)
NET ASSETS	$1,060,679		$1,260,371

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.15		$0.18

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/24 and 12/31/23 were 4.34% and 5.23%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

**	Includes warrants whose primary risk exposure is equity contracts.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.
(2.8%) Equipment Leasing	Common Stock *(1)(2)(4)			6/10/2016	100,000	$20,000	$0
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016-11/7/2016	1,930,000	1,930,000	29,466
							29,466

INTRAOP MEDICAL CORP.
(2.4%) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/11/2019	500,000	500,000	454
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/22/2021	1,000,000	1,000,000	909
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/29/2019	500,000	500,000	454
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/6/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	11/12/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	11/29/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	12/31/2018	10,961,129	10,961,129	9,966
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	2/27/2020	1,000,000	1,000,000	909
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	2/28/2022	200,000	200,000	182
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	3/25/2020	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	3/30/2022	150,000	150,000	136

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	3/8/2020	400,000	$400,000	$364
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	4/20/2021	1,000,000	1,000,000	909
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	4/6/2022	350,000	350,000	318
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	6/10/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	6/10/2022	700,000	700,000	636
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/12/2019	1,300,000	1,300,000	1,182
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/16/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/31/2020	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025		8/28/2020	750,000	750,000	682
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	9/22/2021	500,000	500,000	455
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2025	8%	2/10/2017	2,000,000	2,000,000	1,818
	Term Note (1)(2)(4)(6)	12/31/2025	8%	2/28/2014	3,000,000	3,000,000	2,728
							25,287

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	$1,000,000	$0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016-10/3/2022	39,774,889	9,268,218	0

UCT COATINGS, INC. (24.5%) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011	1,500,000	662,235	260,497

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019	69,102	7,460,851	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	1/10/2023	100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/20/2021	1,000,000	1,000,000	0
	Convertible Note(1)(2)(4)(6)	6/30/2025	12%	10/21/2022	135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/23/2020	1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/5/2021	700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/11/2020	400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/14/2022	165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/23/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/24/2020	375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/23/2020	2,000,000	2,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/11/2020	400,000	400,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)

	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/28/2021	1,000,000	$1,000,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/9/2022	125,000	125,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/26/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/7/2019	4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/13/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2020	750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/10/2022	900,000	900,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments -continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/22/2021	300,000	$300,000	$0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019-7/20/2020	60,733,693	17,355,887	0
							0

INVESTMENT COMPANY (70.3%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)			Various	745,224	745,224	745,224

TOTAL INVESTMENTS (Cost $116,682,498) — 100.0%							1,060,474
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.0%							205
NET ASSETS — 100.0%							$1,060,679

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At December 31, 2024, we held $315,250 (or 29.7% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (29.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on December 31, 2024 valuation no such interest accrued during period ended December 31, 2024.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.(8.8%) Equipment Leasing	Common Stock *(1)(2)(4)			6/10/2016	100,000	$20,000	$55
	Preferred Stock - Series A *(1)(2)(4)			6/10/16-11/7/16	1,950,000	1,950,000	110,172
							110,227

HERA SYSTEMS, INC. (333.2%) Aerospace	Note (1)(2)(4)(6)	12/31/2024	10%	12/29/2022	5,359,791	5,359,791	3,431,683
	Convertible Note (1)(2)(4)	12/31/2024	10%	12/29/2022	1,200,000	1,200,000	768,317
	Preferred Stock - Series A *(1)(2)(4)			9/18/2015	3,642,324	2,000,000	0
	Preferred Stock - Series B *(1)(2)(4)			8/7/17-2/1/19	7,039,203	6,587,102	0
	Preferred Stock - Series C *(1)(2)(4)			8/7/19-2/12/20	2,650,000	2,650,000	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			7/9/18-9/4/18	12,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			2/1/2019	5,250,000	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			8/7/2017	6,214,922	0	0
	Preferred Stock Warrants - Series B *(1)(2)(4)			9/28/2017	700,000	0	0
							4,200,000

INTRAOP MEDICAL CORP. (7.0%) Medical Devices	Convertible Note(1)(2)(4)(6)	12/31/2024	15%	10/11/2019	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/22/2021	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/29/2019	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	10/6/2021	500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/12/2021	500,000	$500,000	$1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	11/29/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	12/31/2018	10,961,129	10,961,129	34,570
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/27/2020	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	2/28/2022	200,000	200,000	631
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/25/2020	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	3/30/2022	150,000	150,000	473
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/20/2021	1,000,000	1,000,000	3,154
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	4/6/2022	350,000	350,000	1,104
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	5/8/2020	400,000	400,000	1,261
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2021	500,000	500,000	1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	6/10/2022	700,000	700,000	2,208
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/12/2019	1,300,000	1,300,000	4,100
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/16/2021	500,000	500,000	1,577

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	7/31/2020	500,000	$500,000	$1,577
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	8/28/2020	750,000	750,000	2,365
	Convertible Note (1)(2)(4)(6)	12/31/2024	15%	9/22/2021	500,000	500,000	1,577
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/10/2017	2,000,000	2,000,000	6,308
	Term Note (1)(2)(4)(6)	12/31/2024	8%	2/28/2014	3,000,000	3,000,000	9,461
							87,713

KYMA, INC. (7.9%) Advanced Materials	Convertible Note (1)(4)	3/31/2024	10%	3/11/2019	100,000	100,000	100,000

LYNCEAN TECHNOLOGIES, INC. (0.0%)	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0
Semiconductor Equipment

REVASUM, INC. (306.5%)	CDIs *(2)			11/14/16-10/3/22	39,774,889	9,268,218	3,862,405
Semiconductor Equipment

UCT COATINGS, INC. (23.8%)	Common Stock *(1)(3)(4)			4/18/2011	1,500,000	662,235	299,932
Advanced Materials

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (0.0%) Automotive	Common Stock *(1)(2)			6/7/2019	69,102	$7,460,851	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	1/10/2023	100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/13/2020	1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/20/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/21/2022	135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	10/5/2021	700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/11/2020	400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/14/2022	165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/23/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	11/24/2020	375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/11/2020	400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/23/2020	2,000,000	2,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/28/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	12/9/2022	125,000	125,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/18/2021	1,000,000	1,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2023

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (CONTINUED)	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	5/26/2022	250,000	$250,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	6/7/2019	4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/13/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	7/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2020	750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/12/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/10/2022	900,000	900,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2024	12%	9/22/2021	300,000	300,000	0
	Convertible Note (1)(2)(4)(6)	12/31/2024	18%	8/25/2023	40,000	40,000	0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/19-7/20/20	60,733,693	17,355,887	0
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

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security. (380.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on December 31, 2023 valuation no such interest accrued during year ended December 31, 2023.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
INVESTMENT INCOME
Unaffiliated interest	$29,836	$37,275	$3,318
Affiliated/controlled interest	80,000	85,356	(10,015,197)
Foreign tax withholding	-	-	3,457
TOTAL INVESTMENT INCOME (LOSS)	109,836	122,631	(10,008,422)
EXPENSES
Investment advisory fees (Note 4)	88,487	455,559	1,366,496
Administration fees	115,001	116,785	118,009
Custody fees	4,464	8,743	17,338
Transfer agent fees	26,629	33,296	38,054
Registration and filing fees	4,782	35,300	33,800
Professional fees	454,285	398,882	397,138
Printing fees	2,000	299,958	60,853
Directors' fees	50,000	68,750	200,000
Deferred Directors' Fees (Note 2)	200,281	(24,909)	-
Compliance fees	112,844	110,336	118,777
Miscellaneous fees	124,974	81,068	88,580
TOTAL GROSS EXPENSES	1,183,747	1,583,768	2,439,045
Less waiver and/or reimbursement (Note 4)	(3,088,487)	(2,542,716)	-
TOTAL NET EXPENSES	(1,904,740)	(958,948)	2,439,045
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	2,014,576	1,081,579	(12,447,467)
Tax Expense	139,154	-	-
Net Investment Income, net of taxes	1,875,422	1,081,579	(12,447,467)
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(11,686,668)	(7,864,998)	(3,131,579)
Foreign currency	-	16	1,914
Net realized gains (losses)	(11,686,668)	(7,864,982)	(3,129,665)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	-	-	(280,160)
Affiliated/controlled investments and foreign currency	9,611,554	(21,615,371)	(48,442,656)
Affiliated/controlled warrants investments (1)	-	(950,446)	154,915
Net change in unrealized appreciation (depreciation)	9,611,554	(22,565,817)	(48,567,901)

Net Realized and Unrealized (Loss) on Investments	(2,075,114)	(30,430,799)	(51,697,566)
Net Decrease In Net Assets Resulting From Operations	(199,692)	$(29,349,220)	$(64,145,033)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	(0.03)	$(4.26)	$(9.31)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(199,692)	$(29,349,220)	$(64,145,033)
Purchases of investments	(2,441)	(140,000)	(9,412,526)
Proceeds from disposition of investments	6,272,667	498,425	9,937,261
Net purchases/sales from short-term investments	(672,035)	598,921	(1,217,769)
Increase (decrease) in dividends, interest, and reclaims receivable	5,290	6,302	11,471,179
Increase (decrease) in due to Custodian	127,478	-	(13,589)
Increase (decrease) in receivable in investment sold	(325,000)	-	-
Increase (decrease) in payable to affiliates	(7,156,195)	(2,004,405)	1,485,273
Increase (decrease) in other assets	(341,107)	417	-
Increase (decrease) in accrued expenses and other payables	215,668	(41,878)	198,958
Net realized gain (loss) from investments	11,686,668	7,864,982	3,131,579
Net unrealized appreciation (depreciation) from investments	(9,611,554)	22,565,817	48,568,071
Net cash provided by (used in) operating activities	(253)	(639)	3,404

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash	(253)	(639)	3,404
Cash and foreign currency - beginning of year	2,765	3,404	-
Cash and foreign currency - end of year	$2,512	$2,765	$3,404

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
FROM OPERATIONS:
Net investment income (loss), net of taxes	$1,875,422	$1,081,579	(12,447,467)
Net realized (loss) from security transactions and foreign currency	(11,686,668)	(7,864,982)	(3,129,665)
Net change in unrealized appreciation (depreciation) on investments	9,611,554	(22,565,817)	(48,567,901)
Net decrease in net assets from operations	(199,692)	(29,349,220)	(64,145,033)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares repurchased	-	-	-
TOTAL DECREASE IN NET ASSETS	(199,692)	(29,349,220)	(64,145,033)

NET ASSETS:
Beginning of year	1,260,371	30,609,591	94,754,624
End of year	$1,060,679	$1,260,371	30,609,591

COMMON STOCK ACTIVITY:
Shares repurchased	-	-	-
Net increase in shares outstanding	-	-	-
Shares outstanding, beginning of year	6,893,056	6,893,056	6,893,056
Shares outstanding, end of year	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
Net asset value at beginning of year	$0.18	$4.44	$13.75	$14.82	$17.70
Income from investment operations:
Net investment income (loss), before deferred taxes(1)	0.27	0.16	(1.81)	0.44	0.09
Net realized and unrealized losses on investments, before deferred taxes	(0.30)	(4.42)	(7.50)	(1.51)	(2.30)
Tax expense	-	-	-	-	(1.13)
Net realized and unrealized losses on investments, after deferred taxes	(0.30)	(4.42)	(7.50)	(1.51)	(3.43)
Total from investment operations	(0.03)	(4.26)	(9.31)	(1.07)	(3.34)
Distributions from:
Realized capital gains	-	-	-	-	-
Anti-dilutive effect from capital share transactions	-	-	-	-	0.46
Net asset value at end of year	$0.15	$0.18	$4.44	$13.75	$14.82
Market value at end of year	$0.06	$0.30	$0.95	$4.01	$4.47

Total Return
Based on Net Asset Value	(16.67)%	(95.95)%	(67.71)%	(7.22)%	(16.27)%
Based on Market Value	(80.00)%	(68.42)%	(76.31)%	(10.29)%	(30.48)%

Net assets at end of year (millions)	$1.1	$1.3	$30.6	$94.8	$102.1
Ratio of total expenses to average net assets:
Before tax expense	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Tax expense(2)(3)	14.28%	-	-	-	8.02% (4)
Total expenses	(181.20)%	(7.21)%	4.11%	3.12%	11.12%
Total expenses, excluding incentive fees and deferred tax expense	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	121.49%	11.91%	4.11%	3.12%	3.10%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	206.76%	8.13%	(20.96)%	2.94%	0.64%
Net investment income before fee waiver	(110.22)%	(10.99)%	(20.96)%	2.94%	0.64%
Portfolio turnover rate	0%	1%	15%	16%	13%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense is based on average net assets.
(4)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as tax expense.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

DECEMBER 31, 2024

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

DECEMBER 31, 2024

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

RESTRICTED SECURITIES. At December 31, 2024, we held $315,250 in restricted securities. At December 31, 2023, we held $4,797,872 in restricted securities.

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

DECEMBER 31, 2024

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

   The average monthly volume of the Company’s derivatives during the year ended December 31, 2024 is as follows:

	PURCHASED OPTIONS (CONTRACTS)	WARRANTS (NOTIONAL VALUE)	WRITTEN OPTIONS (CONTRACTS)
Firsthand Technology Value Fund, Inc.	-	12,671	-

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liability will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payments due to eligible participants are valued using the net asset value of the fund at the time the payments are due. As of December 31, 2024, each of the Fund's eligible directors has deferred 50% of their 2024 and 2023 compensation to the earlier of January 1, 2025, and January 1, 2026, respectively, or their separation of service from the Fund. Since the value of the notional shares track the Fund’s NAV on a quarterly basis, the accrued liability and expense for directors' fees may fluctuate significantly quarter to quarter in response to fluctuations in the Fund’s NAV. It is intended and expected that any eventual payout of the accrued liability calculated based on the notional shares shall be commensurate with the deferred portion of director compensation and would only be greater if the Fund’s NAV increased subsequent to the date(s) of the quarterly compensation deferral.

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

DECEMBER 31, 2024

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2024, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2024, there were no Incentive fee adjustments. For the year ended December 31, 2023, there were no incentive fee adjustments. For the year ended December 31, 2022, there were no incentive fee adjustments.

Effective September 30, 2023, the Company entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agreed to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, with future recoupment to the extent permitted by the Investment Management Agreement, and (2) waive $2.5 million of base management fee that has been accrued but unpaid prior to but unpaid as of September 30, 2023. Any accrued base management fee waived under section (2) may be recouped by FCM within ten years.

Effective March 31, 2024, the Company entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agreed to waive $3.0 million of base management fee that has been accrued but unpaid prior to but unpaid as of March 31, 2024. Any accrued base management fee waived may be recouped by FCM within ten years.

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

DECEMBER 31, 2024

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2024:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$-	$-	$260,497
Total Common Stocks	-	-	260,497
Preferred Stocks
Equipment Leasing	-	-	29,466
Total Preferred Stocks	-	-	29,466
Convertible and Non-Convertible Notes
Medical Devices	-	-	25,287
Total Convertible and Non-Convertible Notes	-	-	25,287
Mutual Funds	745,224	-	-
Total	$745,224	$-	$315,250

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

The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2023.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$-	$-	$299,932
Equipment Leasing	-	-	55
Semiconductor Equipment	3,862,405	-	-
Total Common Stocks	3,862,405	-	299,987
Preferred Stocks
Equipment Leasing	-	-	110,172
Total Preferred Stocks	-	-	110,172
Asset Derivatives *
Equity Contracts	-	-	-
Total Asset Derivatives	-	-	-
Convertible Notes
Advanced Materials	-	-	100,000
Aerospace	-	-	4,200,000
Medical Devices	-	-	87,713
Total Convertible Notes	-	-	4,387,713
Mutual Funds	73,502
Total	$3,935,907	$-	$4,797,872

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/23	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/24
Common Stocks
Advanced Materials	$299,932	$-	$-	$-	$(39,435)	$-	$260,497
Equipment Leasing	55	-	-	-	(55)	-	-
Semiconductor Equipment	-	-	-	-	(3,862,405)	3,862,405	-
Total Common Stocks	299,987	-	-	-	(3,901,895)	3,862,405	260,497
Preferred Stocks
Aerospace	-	2,441	(156,405)	(11,083,138)	11,237,102	-	-
Equipment Leasing	110,172	-	(20,000)	-	(60,706)	-	29,466
Total Preferred Stocks	110,172	2,441	(176,405)	(11,083,138)	11,176,396	-	29,466
Convertible and Non-Convertible Notes
Advanced Materials	100,000	-	(100,000)	-	-	-	-
Aerospace	4,200,000	-	(5,956,261)	(603,530)	2,359,791	-	-
Automotive	-	-	(40,000)	-	40,000	-	-
Medical Devices	87,713	-	-	-	(62,426)	-	25,287
Total Convertible and Non-Convertible Notes	4,387,713	-	(6,096,261)	(603,530)	2,337,365	-	25,287
Total	$4,797,872	$2,441	$(6,272,666)	$(11,686,668)	$9,611,866	$3,862,405	$315,250

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2024 was $9,611,866.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value as of December 31, 2023.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/22	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/23
Common Stocks
Advanced Materials	$337,500	$-	$-	$-	$(37,568)	$-	$299,932
Automotive	546	-	-	-	(546)	-	-
Equipment Leasing	11,130	-	-	-	(11,075)	-	55
Intellectual Property	111	-	(7,966)	(161,079)	168,934	-	-
Total Common Stocks	349,287	-	(7,966)	(161,079)	119,745	-	299,987
Preferred Stocks
Aerospace	384,067	-	-	-	(384,067)	-	-
Automotive	1,049,478	-	-	-	(1,049,478)	-	-
Equipment Leasing	865,995	-	-	-	(755,823)	-	110,172
Intellectual Property	737,112	-	(490,456)	(7,697,241)	7,450,585	-	-
Total Preferred Stocks	3,036,652	-	(490,456)	(7,697,241)	5,261,217	-	110,172
Asset Derivatives
Equity Contracts	957,125	-	-	(6,678)	(950,447)	-	-
Total Asset Derivatives	957,125	-	-	(6,678)	(950,447)	-	-
Convertible and Non-Convertible Notes
Advanced Materials	100,000	-	-	-	-	-	100,000
Aerospace	6,559,791	-	-	-	(2,359,791)	-	4,200,000
Automotive	7,809,430	140,000	-	-	(7,949,430)	-	-
Medical Devices	17,116,721	-	-	-	(17,029,008)	-	87,713
Total Convertible Notes	31,585,942	140,000	-	-	(27,338,229)	-	4,387,713
Total	$35,929,006	$140,000	$(498,422)	$(7,864,998)	$(22,907,714)	$-	$4,797,872

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2023 was $(22,907,714).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2024:

	FAIR VALUE AT 12/31/24	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.3M	Market Comparable Companies Option Pricing Model	Reverse Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	0.8x – 1.0x (1.0x) 5 years (5 years) 50.0% (50%) 4.38% (4.38%) 22.8% (22.8%)

Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(3)	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value Option Pricing Model	Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	5 years (5 years) 50.0% (50.0%) 4.38% (4.38%)
Direct venture capital investments: Medical Devices	$0.0M	Market Comparable Companies Market Comparable Transactions	Revenue Multiple(3) Risk Free Rate(3) Going Concern Probability(2) Volatility(3)	0.7x – 1.1x (0.9x) 4.27% (4.27%) 10% (10%) 55% (55%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transactions	Equity Proceeds from Private Transactions(3)	$0 ($0)

(1)

As of December 31, 2023, the Fund used Liquidation Value and Market Comparable Companies approaches to value certain investments. As of December 31, 2024, the Fund discontinued these approaches in certain cases in which more reliable indications of value were developed.

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the inputs would result in a decrease in the securities valuation; a decrease in the input would result in an increase in the security's valuation.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

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

	FAIR VALUE AT 12/31/23	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.4M	Market Comparable Companies Option Pricing Model	EBITDA Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	8x – 1.0x (0.9x) 5 years (5 years) 50.0%(50%) 3.84%(3.84%) 22.7% (22.7%)

Direct venture capital investments: Aerospace	$4.2M	Market Comparable Companies	EBITDA Multiple(3)	2.1x – (2.1x)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(3)	$0 - ($0)
Direct venture capital investments: Equipment Leasing	$0.1M	Liquidation Value Option Pricing Model	Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	5 years (5 years) 50.0% (50.0%) 3.84% (3.84%)
Direct venture capital investments: Medical Devices	$0.1M	Market Comparable Companies	Revenue Multiple(3) Risk Free Rate(3)	1.2x – 1.5x (1.4x) 4.01%(4.01%)

(1)

As of December 31, 2022, the Fund used Prior Transaction Analysis and Market Comparable Companies approaches to value certain investments. As of December 31, 2023, the Fund discontinued use of these approaches in certain cases in which more reliable indications of value were developed..

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the inputs would result in a decrease in the securities valuation; a decrease in the input would result in an increase in the security's valuation.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2024.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$-
Gross unrealized depreciation	(115,622,024)
Net unrealized (depreciation)	$(115,622,024)
Federal income tax cost, Investments	$116,682,498

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

The Company’s income tax provision consists of the following as of December 31, 2024 and 2023:

	2024	2023
Deferred tax (expense)/benefit
Federal	$-	$-
State	-	-
Total deferred tax (expense)/benefit	$-	$-

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

Components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$3,243,806	$3,465,923
Capital loss carryforward	8,449,388	9,161,034
Net unrealized losses (gains) on investment securities	32,351,042	35,040,442
Total deferred tax assets, net	44,044,236	47,667,399
Valuation allowance	(44,044,236)	(47,667,399)
Net	$-	$-

For the year ended December 31, 2024, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2024, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

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

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state of income tax purposes of $11,593,301 which may be carried forward indefinitely.

As of December 31, 2024, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/25	$7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
12/31/29	11,686,668
Total	$30,197,957

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2024.

PURCHASES AND SALES
Purchases of investment securities	$2,441
Proceeds from sales and maturities of investment securities	$6,272,667

The Fund may purchase securities from, or sell securities to, an affiliated Fund under specific conditions outlined in procedures adopted by the Board. The procedures have been designed to ensure that any purchase or sale of securities by the Funds from or to another Fund or portfolio that is or could be considered an affiliate by virtue of having a common investment advisor (or affiliated investment advisors), common Trustees, and/or common officers complies with Rule 17a-7 of the 1940 Act. Further, as defined under the procedures, each transaction is effected at the current market price. Pursuant to these procedures, for the year ended December 31, 2024, Firsthand Technology Value Fund did not purchase or sell securities to an affiliated fund.

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

DECEMBER 31, 2024

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2023, through December 31, 2024, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
Equipment Leasing
EQX Capital, Inc. Common Stock*	$55	$-	$-	$-	$-	$(55)	$-	100,000
EQX Capital, Inc. Series A Preferred Stock*	110,172	-	-	(20,000)	-	(60,706)	29,466	1,930,000
Total Equipment Leasing	$110,227		$-		$-	$(60,761)	$29,466
Aerospace
Hera Systems, Inc. Convertible Note*	3,431,683	-	-	(4,866,666)	(493,125)	1,928,108	-	-
Hera Systems, Inc. Convertible Note*	768,317	-	80,000	(1,089,594)	(110,406)	431,683	-	-
Hera Systems, Inc. Series A Preferred*	-	-	-	(4)	(1,999,996)	2,000,000	-	-
Hera Systems, Inc. Series B Preferred*	-	2,441	-	(144,249)	(6,445,294)	6,587,102	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series C Preferred*	-	-	-	(12,153)	(2,637,847)	2,650,000	-	-
Total Aerospace	$4,200,000		$80,000		$(11,686,668)	$13,596,893	$-
Medical Devices
IntraOp Medical Corp. Convertible Note*	34,570	-	-	-	-	(24,604)	9,966	10,961,129
IntraOp Medical Corp. Convertible Note*	4,100	-	-	-	-	(2,918)	1,182	1,300,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,123)	454	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,123)	454	500,000
IntraOp Medical Corp. Convertible Note*	3,154	-	-	-	-	(2,245)	909	1,000,000
IntraOp Medical Corp. Convertible Note*	1,261	-	-	-	-	(897)	364	400,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	2,365	-	-	-	-	(1,683)	682	750,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
IntraOp Medical Corp. Convertible Note*	$1,577	$-	$-	$-	$-	$(1,122)	$455	500,000
IntraOp Medical Corp. Convertible Note*	3,154	-	-	-	-	(2,245)	909	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	631	-	-	-	-	(449)	182	200,000
IntraOp Medical Corp. Convertible Note*	2,208	-	-	-	-	(1,572)	636	700,000
IntraOp Medical Corp. Convertible Note*	473	-	-	-	-	(337)	136	150,000
IntraOp Medical Corp. Convertible Note*	1,104	-	-	-	-	(786)	318	350,000
IntraOp Medical Corp. Convertible Note*	3,154					(2,245)	909	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577					(1,122)	455	500,000
IntraOp Medical Corp. Series C Preferred*	-	-	-	-	-	-	-	26,856,187
IntraOp Medical Corp. Term Note*	6,308	-	-	-	-	(4,490)	1,818	2,000,000
IntraOp Medical Corp. Term Note*	9,461	-	-	-	-	(6,733)	2,728	3,000,000
Total Medical Devices	$87,713		$-		$-	$(62,426)	$25,287
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,862,405	-	-	-	-	(3,862,405)	-	39,774,889
Total Semiconductor Equipment	$3,862,405		$-	-	$-	$(3,862,405)	$-
Advanced Materials
UCT Coatings, Inc. Common Stock	299,932	-	-	-	-	(39,435)	260,497	1,500,000
Total Advanced Materials	$299,932		$-		$-	$(39,435)	$260,497
Automotive
Wrightspeed, Inc. Common Stock*	-	-	-	-	-	-	-	69,102
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	200,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	100,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	125,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	165,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	135,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	$-	$-	$-	$-	$-	$-	$-	700,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	65,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	185,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	300,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	400,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	2,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,400,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,200,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,050,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	400,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	375,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	900,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	750,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	4,929,015
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	(40,000)	-	40,000	-	-

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
Wrightspeed, Inc. Series AA Preferred*	$-	$-	$-	$-	$-	$-	$-	60,733,693
Total Automotive	$-		$-		$-	$40,000	$-
Total Affiliates and Controlled Investments	$8,560,277		$80,000		$(11,686,668)	$9,611,866	$315,250
Total Affiliates	299,932		-		-	(39,435)	260,497
Total Controlled Investments	$8,260,345		$80,000		$(11,686,668)	$9,651,301	$54,753

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2022, through December 31, 2023, is noted below:

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Equipment Leasing
EQX Capital, Inc. Common Stock*	$11,130	$-	$-	$-	$-	$(11,075)	$55	100,000
EQX Capital, Inc. Series A Preferred Stock*	865,995	-	-	-	-	(755,823)	110,172	1,950,000
Total Equipment Leasing	$877,125		$-		$-	$(766,898)	$110,227
Aerospace
Hera Systems, Inc. Convertible Note*	5,359,791	-	(4,467)	-	-	(1,928,108)	3,431,683	5,359,791
Hera Systems, Inc. Convertible Note*	1,200,000	-	89,823	-	-	(431,683)	768,317	1,200,000
Hera Systems, Inc. Series A Preferred*	4,735	-	-	-	-	(4,735)	-	3,642,324
Hera Systems, Inc. Series B Preferred*	275,585	-	-	-	-	(275,585)	-	7,039,203
Hera Systems, Inc. Series B*	478,608	-	-	-	-	(478,608)	-	12,250,000
Hera Systems, Inc. Series B*	242,817	-	-	-	-	(242,817)	-	6,214,922
Hera Systems, Inc. Series B*	205,118	-	-	-	-	(205,118)	-	5,250,000
Hera Systems, Inc. Series B*	27,349	-	-	-	-	(27,349)	-	700,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Hera Systems, Inc. Series C Preferred*	$103,747	$-	$-	$-	$-	$(103,747)	$-	2,650,000
Total Aerospace	$7,897,750	-	$85,356	-	$-	$(3,697,750)	$4,200,000
Medical Devices		-
IntraOp Medical Corp. Convertible Note*	6,746,169	-	-	-	-	(6,711,599)	34,570	10,961,129
IntraOp Medical Corp. Convertible Note*	800,102	-	-	-	-	(796,002)	4,100	1,300,000
IntraOp Medical Corp. Convertible Note*	307,731	-	-	-	-	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,731	-	-	-	-	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	1,846,389	-	-	-	-	(1,836,928)	9,461	3,000,000
IntraOp Medical Corp. Convertible Note*	615,463	-	-	-	-	(612,309)	3,154	1,000,000
IntraOp Medical Corp. Convertible Note*	246,185	-	-	-	-	(244,924)	1,261	400,000
IntraOp Medical Corp. Convertible Note*	307,731	-	-	-	-	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	461,597	-	-	-	-	(459,232)	2,365	750,000
IntraOp Medical Corp. Convertible Note*	307,731	-	-	-	-	(306,154)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,732	-	-	-	-	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,732	-	-	-	-	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	615,463	-	-	-	-	(612,309)	3,154	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	-	-	-	-	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	615,463	-	-	-	-	(612,309)	3,154	1,000,000
IntraOp Medical Corp. Convertible Note*	307,732	-	-	-	-	(306,155)	1,577	500,000
IntraOp Medical Corp. Convertible Note*	307,732	-	-	-	-	(306,155)	1,577	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
IntraOp Medical Corp. Convertible Note*	$307,732	$-	$-	$-	$-	$(306,155)	$1,577	500,000
IntraOp Medical Corp. Convertible Note*	123,093	-	-	-	-	(122,462)	631	200,000
IntraOp Medical Corp. Convertible Note*	430,824	-	-	-	-	(428,616)	2,208	700,000
IntraOp Medical Corp. Convertible Note*	92,319	-	-	-	-	(91,846)	473	150,000
IntraOp Medical Corp. Convertible Note*	215,412	-	-	-	-	(214,308)	1,104	350,000
IntraOp Medical Corp. Series C Preferred*	-	-	-	-	-	-	-	26,856,187
IntraOp Medical Corp. Term Note*	1,230,926	-	-	-	-	(1,224,618)	6,308	2,000,000
Total Medical Devices	$17,116,721	-	$-	-	$-	$(17,029,008)	$87,713
Semiconductor Equipment*
Revasum, Inc. CDI*(1)	3,520,496	-	-	-	-	341,909	3,862,405	39,774,889
Total Semiconductor Equipment	$3,520,496	-	$-	-	$-	$341,909	$3,862,405
Intellectual Property
Silicon Genesis Corp. Common Stock*	111	-	-	(7,966)	(161,080)	168,935	-	-
Silicon Genesis Corp. Common Warrants*	1	-	-	(1)	(6,677)	6,677	-	-
Silicon Genesis Corp. Series 1-E Preferred*	320,592	-	-	(49,292)	(2,323,111)	2,051,811	-	-
Silicon Genesis Corp. Series 1-D Preferred*	2,552	-	-	(7,351)	(424,549)	429,348		-
Silicon Genesis Corp. Series 1-G Preferred*	306,671	13	-	(417,972)	(3,462,620)	3,573,908	-	-
Silicon Genesis Corp. Series 1-H Preferred*	35,529	-	-	(7,241)	(929,654)	901,366	-	-
Silicon Genesis Corp. Series 1-F Preferred*	70,806	-	-	(7,884)	(448,505)	385,583	-	-
Silicon Genesis Corp. Series 1-C Preferred*	962	-	-	(716)	(108,802)	108,556	-	-
Total Intellectual Property	$737,224	-	$-		$(7,864,998)	$7,626,184	$-

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Advanced Materials
UCT Coatings, Inc. Common Stock	$337,500	$-	$-	$-	$-	$(37,568)	$299,932	1,500,000
Total Advanced Materials	$337,500		$-		$-	$(37,568)	$299,932
Automotive
Wrightspeed, Inc. Common Stock*	546	-	-	-	-	(546)	-	69,102
Wrightspeed, Inc. Convertible Note*	65,000	-	-	-	-	(65,000)	-	200,000
Wrightspeed, Inc. Convertible Note*	-	40,000	740	-	-	(40,000)	-	40,000
Wrightspeed, Inc. Convertible Note*	-	100,000	(740)	-	-	(100,000)	-	100,000
Wrightspeed, Inc. Convertible Note*	40,625	-	-	-	-	(40,625)	-	125,000
Wrightspeed, Inc. Convertible Note*	53,625	-	-	-	-	(53,625)	-	165,000
Wrightspeed, Inc. Convertible Note*	43,875	-	-	-	-	(43,875)	-	135,000
Wrightspeed, Inc. Convertible Note*	81,250	-	-	-	-	(81,250)	-	250,000
Wrightspeed, Inc. Convertible Note*	81,250	-	-	-	-	(81,250)	-	250,000
Wrightspeed, Inc. Convertible Note*	97,500	-	-	-	-	(97,500)	-	300,000
Wrightspeed, Inc. Convertible Note*	81,250	-	-	-	-	(81,250)	-	250,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Wrightspeed, Inc. Convertible Note*	$81,250	$-	$-	$-	$-	$(81,250)	$-	250,000
Wrightspeed, Inc. Convertible Note*	81,250	-	-	-	-	(81,250)	-	250,000
Wrightspeed, Inc. Convertible Note*	81,250	-	-	-	-	(81,250)	-	250,000
Wrightspeed, Inc. Convertible Note*	21,125	-	-	-	-	(21,125)	-	65,000
Wrightspeed, Inc. Convertible Note*	60,125	-	-	-	-	(60,125)	-	185,000
Wrightspeed, Inc. Convertible Note*	227,500	-	-	-	-	(227,500)	-	700,000
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000
Wrightspeed, Inc. Convertible Note*	130,000	-	-	-	-	(130,000)	-	400,000
Wrightspeed, Inc. Convertible Note*	650,000	-	-	-	-	(650,000)	-	2,000,000
Wrightspeed, Inc. Convertible Note*	455,000	-	-	-	-	(455,000)	-	1,400,000
Wrightspeed, Inc. Convertible Note*	390,000	-	-	-	-	(390,000)	-	1,200,000
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000
Wrightspeed, Inc. Convertible Note*	81,250	-	-	-	-	(81,250)	-	250,000
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2024

AFFILIATE/ CONTROLLED INVESTMENTS*	VALUE AT 12/31/22	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/23	SHARES HELD AT 12/31/23
Wrightspeed, Inc. Convertible Note*	$130,000	$-	$-	$-	$-	$(130,000)	$-	400,000
Wrightspeed, Inc. Convertible Note*	121,875	-	-	-	-	(121,875)	-	375,000
Wrightspeed, Inc. Convertible Note*	292,500	-	-	-	-	(292,500)	-	900,000
Wrightspeed, Inc. Convertible Note*	243,750	-	-	-	-	(243,750)	-	750,000
Wrightspeed, Inc. Convertible Note*	1,601,930	-	-	-	-	(1,601,930)	-	4,929,015
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000
Wrightspeed, Inc. Convertible Note*	341,250	-	-	-	-	(341,250)	-	1,050,000
Wrightspeed, Inc. Convertible Note*	325,000	-	-	-	-	(325,000)	-	1,000,000
Wrightspeed, Inc. Series AA Preferred*	1,049,478	-	-	-	-	(1,049,478)	-	60,733,693
Wrightspeed, Inc. Series AA Warrants*	3,232	-	-	-	-	(3,232)	-	-
Total Automotive	$8,862,686		$-		$-	$(9,002,686)	$-
Total Affiliates and Controlled Investments	$39,349,502		$85,356		$(7,864,998)	$(22,565,817)	$8,560,277
Total Affiliates	337,500		-		-	(37,568)	299,932
Total Controlled Investments	$39,012,002		$85,356		$(7,864,998)	$(22,528,249)	$8,260,345

*	Controlled Investments.
(1)	CDI:CHESS Depositary Interests

As of December 31, 2024, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of December 31, 2024, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts

Unconsolidated Significant Subsidiaries

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

DECEMBER 31, 2024

NOTE 11. MARKET DISRUPTION AND GEOPOLITICAL RISKS

Certain local, regional or global events such as war, acts of terrorism, the spread of infectious illness or other public health issues, or other events could have a significant impact on a security or instrument. Since 2020, the novel strain of coronavirus (COVID-19) has negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. Following Ruseventssia’s large-scale invasion of Ukraine, the President of the United States signed an Executive Order in February 2022 prohibiting U.S. persons from entering transactions with the Central Bank of Russia and Executive Orders in March 2022 prohibiting U.S. persons from importing oil and gas from Russia as well as other popular Russian exports, such as diamonds, seafood and vodka. The duration of the coronavirus outbreak and the Russian-Ukraine conflict could adversely affect the Company’s performance. The ultimate impact of COVID-19 and Russia invasion on the financial performance of the Company’s investments is not reasonably estimable at this time.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued.

On February 28, 2025, Star Equity Fund, LP (“Star Equity”)filed a complaint in the United States District Court for the District of Maryland, docketed as case no. 1:25-cv-00677-SAG, against Firsthand Capital Management, Inc., Scalar, LLC, current and former members of the board of directors of Firsthand Technology Value Fund, Inc. (the “Fund”), and an officer of the Fund as defendants. The complaint also names the Fund as a nominal defendant. The complaint alleges putative class action claims against the defendants for violations of federal securities laws for alleged false or misleading statements relating to the valuation of the Fund’s assets, and it also purports to allege derivative claims against defendants for breaches of fiduciary duties and breach of contract related to management of the Fund and its assets. In connection with the derivative claims, the complaint names the Fund as a nominal defendant. Although purporting to assert the derivative claims on behalf of the Fund, Star Equity did not make a pre-suit demand on the Fund’s board of directors to initiate litigation over those claims. The Fund believes that the allegations in the complaint lack merit and intends to vigorously defend this action. The Fund has certain indemnification obligations to certain defendants. Defense costs for the Fund, despite the Fund’s having in place an applicable liability insurance policy,  may be significant and therefore could have an impact on the Fund’s financial condition that cannot now be determined.

On September 5, 2023, VestedCap, LLC (“VestedCap”) filed a complaint in Superior Court for the State of California.  The case is venued in Santa Clara County (Case No. 23-CV-422238.)  As originally filed, the lawsuit asserted claims against one of the Fund’s portfolio companies, IntraOp Medical Corporation. VestedCap also named Kevin Landis as a co-defendant. In the original complaint, VestedCap asserted claims for breach of contract, fraud and deceit, conversion, unjust enrichment, and judicial foreclosure.  IntraOp and Kevin Landis denied all claims against them.

On January 22, 2025, VestedCap amended its complaint and added the Fund as an additional co-defendant. In the amended complaint, VestedCap has asserted the following claims against the Fund:  wire fraud, violations of the RICO Act, fraud and deceit, conversion, and declaratory relief.  VestedCap has also asserted that the Fund is the alter ego of co-defendants IntraOp Medical Corporation and Kevin Landis and therefore should be a party to the case. The Fund believes that the allegations in the complaint lack merit and intends to vigorously defend this action. Defense costs for the Fund, despite the Fund’s having in place an applicable liability insurance policy, may be significant and therefore could have an impact on the Fund’s financial condition that cannot now be determined.

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

Our management evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 26, 2025	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 26, 2025
Kevin Landis

*	Director	March 26, 2025
Greg Burglin

*	Director	March 26, 2025
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