Form 10-Q
period 2025-03-31
Firsthand Technology Value Fund, Inc.
filed 2025-05-16
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock, $0.001 par value per share	6,893,056

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

As of March 1, 2025, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Assets and Liabilities as of March 31, 2025 (Unaudited) and December 31, 2024	2
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2025, and March 31, 2024	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2025, and March 31, 2024	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2025, and March 31, 2024	5
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2025 (Unaudited) (Consolidated), for the Year Ended December 31, 2024 (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), and for the Year Ended December 31, 2020 (Consolidated)	6
Consolidated Schedule of Investments as of March 31, 2025 (Unaudited) and for the Year Ended December 31, 2024	7
Notes to Consolidated Financial Statements (Unaudited)	17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	42
PART II. OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	46
SIGNATURES	47

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2025 (UNAUDITED)		AS OF DECEMBER 31, 2024
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,453,187	*	$1,745,224	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	114,315,039		114,275,039
Total acquisition cost	$116,430,461		$116,682,498
Unaffiliated investments at market value	$453,187	*	$745,224	*
Affiliated investments at market value	208,132		260,497
Controlled investments at market value	36,850		54,753
Total Market value (Note 6)	698,169		1,060,474
Foreign currency at value (cost $2,629 and $2,629)	2,536		2,512
Receivable for securities sold	325,000		325,000
Receivable from dividends and interest	1,764		2,871
Other assets	464,166		404,756
Total Assets	1,491,635		1,795,613
LIABILITIES
Due to Custodian	167,478		127,478
Payable to affiliates (Note 2)	34,584		27,587
Deferred directors’ fees payable (Note 2)	137,689		214,172
Consulting fee payable	9,000		—
Accrued taxes	86,654		139,154
Accrued expenses and other payables	219,009		226,543
Total Liabilities	654,414		734,934
NET ASSETS	$837,221		$1,060,679

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(175,940,394)		(175,716,936)
NET ASSETS	$837,221		$1,060,679

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.12		$0.15

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/25 and 12/31/24 were 4.20% and 4.34%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2025	MARCH 31, 2024
INVESTMENT INCOME
Unaffiliated interest	$5,965	$2,045
Affiliated/controlled interest	—	30,000
TOTAL INVESTMENT INCOME	5,965	32,045

EXPENSES
Investment advisory fees (Note 4)	7,378	33,703
Administration fees	29,091	29,026
Custody fees	3,302	1,043
Transfer agent fees	5,530	5,404
Registration and filing fees	3,087	8,813
Professional fees	54,330	67,815
Printing fees	500	21,037
Directors’ fees	12,500	—
Deferred Directors' fees (Note 2)	(45,922)	36,113
Compliance fees	27,206	27,509
Miscellaneous fees	22,181	19,813
TOTAL GROSS EXPENSES	119,183	250,276
Less Waiver and/or reimbursement (Note 4)	—	(3,033,703)
TOTAL NET EXPENSES	119,183	(2,783,427)
NET INVESTMENT INCOME/(LOSS)	(113,218)	2,815,472
Net Realized and Unrealized (Loss) on Investments:
Net realized (losses) from security transactions on:
Affiliated/controlled	—	—
Net realized gain (Losses)	—	—
Net change in unrealized (depreciation) on:
Affiliated/controlled investments and foreign currency	(110,240)	(3,907,923)
Net change in unrealized (depreciation)	(110,240)	(3,907,923)
Net Realized and Unrealized (Loss) on Investments	(110,240)	(3,907,923)
Net Decrease In Net Assets Resulting From Operations	$(223,458)	$(1,092,451)
Net Decrease In Net Assets Per Share Resulting From Operations (1)	$(0.03)	$(0.16)

(1)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE THREE MONTHS ENDED MARCH 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(223,458)	$(1,092,451)
Proceeds from disposition of investments	—	100,000
Net purchases/sales from short-term investments	292,065	30,114
(Increase)/decrease in dividends, interest, and reclaims receivable	1,107	(2,260)
Increase (decrease) in due to Custodian	—	277
Increase (decrease) in payable to affiliates	6,997	(3,000,076)
(Increase)/decrease in other assets	(59,410)	25,275
Increase (decrease) in accrued expenses and other payables	(127,517)	31,077
Net unrealized (appreciation) depreciation from investments	110,240	3,907,923
Net cash provided by (used in) operating activities	24	(121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net increase (decrease) in cash	24	(121)
Cash and foreign currency - beginning of period	2,512	2,765
Cash and foreign currency - end of period	$2,536	$2,644

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE THREE MONTHS ENDED MARCH 31, 2024
FROM OPERATIONS:
Net investment (loss) income	$(113,218)	$2,815,472
Net change in unrealized (depreciation) on investments	(110,240)	(3,907,923)
Net decrease in net assets from operations	(223,458)	(1,092,451)

TOTAL DECREASE IN NET ASSETS	(223,458)	(1,092,451)

NET ASSETS:
Beginning of period	1,060,679	1,260,371
End of period	$837,221	$167,920

COMMON STOCK ACTIVITY:
Shares purchased	—	—
Shares repurchased	—	—
Net increase in shares oustanding	—	—
Shares outstanding, beginning of period	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2025 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
Net asset value at beginning of period	$0.15		$0.18	$4.44	$13.75	$14.82	$17.70
Income from investment operations:
Net investment income (loss), before deferred taxes(1)	(0.02)		0.27	0.16	(1.81)	0.44	0.09
Net realized and unrealized losses on investments, before deferred taxes	(0.01)		(0.30)	(4.42)	(7.50)	(1.51)	(2.30)
Tax expense	—		—	—	—	—	(1.13)
Net realized and unrealized losses on investments, after deferred taxes	(0.01)		(0.30)	(4.42)	(7.50)	(1.51)	(3.43)
Total from investment operations	(0.03)		(0.03)	(4.26)	(9.31)	(1.07)	(3.34)
Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	—	0.46
Net asset value at end of period	$0.12		$0.15	$0.18	$4.44	$13.75	$14.82
Market value at end of period	$0.06		$0.06	$0.30	$0.95	$4.01	$4.47
Total Return
Based on Net Asset Value	(20.00	)%(A)	(16.67)%	(95.95)%	(67.71)%	(7.22)%	(16.27)%
Based on Market Value	—	(A)	(80.00)%	(68.42)%	(76.31)%	(10.29)%	(30.48)%
Net assets at end of period (millions)	$0.8		$1.1	$1.3	$30.6	$94.8	$102.1
Ratio of total expenses to average net assets:
Before tax (benefit) expense	50.94	%(B)	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Tax expense(2)(3)	—		14.28%	—	—	—	8.02	%(4)
Total expenses	50.94	%(B)	(181.20)%	(7.21)%	4.11%	3.12%	11.12%
Total expenses, excluding incentive fees and deferred tax expense	50.94	%(B)	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	50.94	%(B)	121.49	11.91%	4.11%	3.12%	3.10%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	(48.39	)%(B)	206.76	8.13%	(20.96)%	2.94%	0.64%
Net investment income (loss) before fee waiver	(48.39	)%(B)	(110.22)%	(10.99)%	(20.96)%	2.94%	0.64%
Portfolio turnover rate	0	%(A)	0%	1%	15%	16%	13%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense and tax benefit are based on average net assets.
(4)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as tax expense.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

March 31, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.
(3.4%) Equipment Leasing	Common Stock *(1)(2)(4)					6/10/2016	100,000	$20,000	$0
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,930,000	1,930,000	28,296
									28,296

INTRAOP MEDICAL CORP.
(1.0%) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/11/2019	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/22/2021	1,000,000	1,000,000	307
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/29/2019	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/6/2021	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			11/12/2021	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			11/29/2021	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			12/31/2018	10,961,129	10,961,129	3,373
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			2/27/2020	1,000,000	1,000,000	307
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			2/28/2022	200,000	200,000	61
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			3/25/2020	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			3/30/2022	150,000	150,000	46

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	3/8/2020	400,000	$400,000	$123
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	4/20/2021	1,000,000	1,000,000	307
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	4/6/2022	350,000	350,000	107
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	6/10/2021	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	6/10/2022	700,000	700,000	215
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/12/2019	1,300,000	1,300,000	400
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/16/2021	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/31/2020	500,000	500,000	154
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	8/28/2020	750,000	750,000	230
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	9/22/2021	500,000	500,000	154
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2025	8%	2/10/2017	2,000,000	2,000,000	615
	Term Note (1)(2)(4)(6)	12/31/2025	8%	2/28/2014	3,000,000	3,000,000	923
							8,554

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)					7/3/2018	869,792	$1,000,000	$0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	9,268,218	0

UCT COATINGS, INC. (24.9%) Advanced Materials	Common Stock *(1)(3)(4)					4/18/2011	1,500,000	662,235	208,132

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)					6/7/2019	69,102	7,460,851	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			1/10/2023	100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			10/20/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			10/21/2022	135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			10/23/2020	1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			10/5/2021	700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			11/11/2020	400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			11/14/2022	165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			11/23/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			11/24/2020	375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			12/11/2020	400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			12/23/2020	2,000,000	2,000,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/28/2021	1,000,000	$1,000,000	$0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/9/2022	125,000	125,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2021	1,400,000	1,400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	2/23/2022	200,000	200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	3/11/2022	185,000	185,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/12/2021	1,200,000	1,200,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	4/14/2022	65,000	65,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/18/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	5/26/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/10/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/22/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	6/7/2019	4,929,015	4,929,015	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/13/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/26/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	7/28/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2020	750,000	750,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/12/2022	250,000	250,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	8/19/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/10/2022	900,000	900,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	18%	7/5/2023	40,000	40,000	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%			9/22/2021	300,000	$300,000	$0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
									0

INVESTMENT COMPANY (54.1%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)					Various	453,187	453,187	453,187

TOTAL INVESTMENTS (Cost $116,430,461) — 83.4%									698,169
OTHER ASSETS IN EXCESS OF LIABILITIES — 16.6%									139,052
NET ASSETS — 100.0%									$837,221

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined in good faith by Firsthand Capital Management, Inc. ("FCM" or the "Advisor") as the valuation designee under Rule 2a-5 under the 1940 Act, subject to oversight by the Board (see Note 3). At March 31, 2025, we held $244,982 (or 29.3% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (29.3% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on March 31, 2025 valuation no such interest accrued during period ended March 31, 2025.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.
(2.8%) Equipment Leasing	Common Stock *(1)(2)(4)					6/10/2016	100,000	$20,000	$0
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,930,000	1,930,000	29,466
									29,466

INTRAOP MEDICAL CORP.
(2.4%) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/11/2019	500,000	500,000	454
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/22/2021	1,000,000	1,000,000	909
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/29/2019	500,000	500,000	454
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			10/6/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			11/12/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			11/29/2021	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			12/31/2018	10,961,129	10,961,129	9,966
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			2/27/2020	1,000,000	1,000,000	909
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			2/28/2022	200,000	200,000	182
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			3/25/2020	500,000	500,000	455
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%			3/30/2022	150,000	150,000	136

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
(1)

Restricted security. Fair Value is determined by in good faith by Firsthand Capital Management, Inc. ("FCM" or the "Advisor") as the valuation designee under Rule 2a-5 under the 1940 Act, subject to oversight by the Board (see Note 3). At December 31, 2024, we held $315,250 (or 29.7% of net assets) in restricted securities (see Note 2).

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

March 31, 2025 (UNAUDITED)

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

MARCH 31, 2025 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On March 31, 2025, our financial statements include venture capital investments valued at approximately $0.2 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2025, we held $244,982, in restricted securities. At December 31, 2024, we held $315,250. in restricted securities.

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

MARCH 31, 2025 (UNAUDITED)

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

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liabilty will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of March 31, 2025, each of the Fund's eligible directors has deferred 50% of their 2024 and 2025 compensation to the earlier of January 1, 2026, and January 1, 2027, respectively, or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

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

Because there is typically no public or readily-ascertainable market for our interests in the small privately-held companies in which we invest, FCM as the Board’s valuation designee pursuant to Rule 2a-5 under the 1940 Act. Those valuations are determined in accordance with the Valuation Procedures used by FCM, subject to oversight by the Board and are subject to significant estimates and judgments. The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Statement of Operations as “Net increase (decrease) in unrealized appreciation on investments.” Changes in valuation of any of our investments in privately-held companies from one period to another may be volatile.

FCM has engaged an independent valuation firm to provide it with valuation assistance with respect to certain of our portfolio investments. FCM intends to continue to engage an independent valuation firm to provide assistance regarding determination of the fair value of select portfolio investments each quarter. The scope of the services rendered by the independent valuation firm is at the discretion of FCM as the valuation designee.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2025, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2025, there were no incentive fee adjustments.

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

Effective March 31, 2024, the Company entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agreed to waive $3.0 million of base management fee that has been accrued but remains unpaid  as of March 31, 2024. Any accrued base management fee waived may be recouped by FCM within ten years.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

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

Securities and other assets that do not have market quotations readily available are valued at their fair value as determined by FCM, as the Board’s valuation designee under SEC rule 2a-5 of the 1940 Act. Those valuations are determined in accordance with the Valuation Procedures used by FCM, subject to oversight by the Board.

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

The main approaches to measuring fair value utilized are the market approach, the income approach, and the asset-based approach. The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the company, as well as the purpose for which the valuation analysis is being conducted. FCM and the independent valuation firm rely primarily on the market approach. We also considered the income and asset-based approaches in our analysis because certain of the portfolio companies do not have substantial operating earnings relative to the value of their underlying assets.

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

MARCH 31, 2025 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2025:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$208,132
Total Common Stocks	—	—	208,132
Preferred Stocks
Equipment Leasing	—	—	28,296
Total Preferred Stocks	—	—	28,296
Convertible and Non-Convertible Notes
Medical Devices	—	—	8,554
Total Convertible and Non-Convertible Notes	—	—	8,554
Mutual Funds	453,187	—	—
Total	$453,187	$—	$244,982

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

MARCH 31, 2025 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/24	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION) (1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 03/31/25
Common Stocks
Advanced Materials	$260,497	$—	$—	$—	$(52,365)	$—	$208,132
Total Common Stocks	260,497	—	—	—	(52,365)	—	208,132
Preferred Stocks
Equipment Leasing	29,466	—	—	—	(1,170)	—	28,296
Total Preferred Stocks	29,466	—	—	—	(1,170)	—	28,296
Convertible and Non-Convertible Notes
Medical Devices	25,287	—	—	—	(16,733)	—	8,554
Total Convertible and Non-Convertible Notes	25,287	—	—	—	(16,733)	—	8,554
Total	$315,250	$—	$—	$—	$(70,268)	$—	$244,982

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of March 31, 2025 was $(70,268).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2025:

	FAIR VALUE AT 03/31/25	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.2M	Market Comparable Companies Option Pricing Model	Reverse Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3)	0.8x – 1.0x (0.9x) 5 years (5 years) 50.0% (50%) 3.96% (3.96%) 22.8% (22.8%)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(2)	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value Option Pricing Model	Years to Maturity(2) Volatility(2) Risk-Free Rate(2)	5 years (5 years) 50.0% (50.0%) 3.96% (3.96%)
Direct venture capital investments: Medical Devices	$0.0M	Cash Value Market Comparable Companies Market Comparable Transactions	Years to Maturity(2) Revenue Multiple(2) Risk Free Rate(2) Going Concern Probability(1) Volatility(2)	3 years (3 years) 0.6x – 0.8x (0.8x) 3.89% (3.89%) 10% (10%) 55% (55%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transactions	Equity Proceeds from Private Transactions(2)	$0 ($0)

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.

(3)	An increase in the inputs would result in a decrease in the securities valuation; a decrease in the input would result in an increase in the security's valuation.

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

MARCH 31, 2025 (UNAUDITED)

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

The reorganization described in Note 1 (the formation of FVI as a fully owned subsidiary for investment activities) was structured to avoid any adverse tax consequences for the Company and its shareholders. For the fiscal years which the Company operated as a RIC, we believe Company’s engaging in investment activities through FVI did not, in our view, jeopardize the Company’s ability to continue to qualify as a RIC under the Code at that time when the Company was eligible to be treated as a RIC.

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2025.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$—
Gross unrealized depreciation	(115,732,292)
Net unrealized depreciation	$(115,732,292)
Federal income tax cost, Investments	$116,430,461

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

The Company’s income tax provision consists of the following as of December 31, 2024:

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

Components of the Company’s deferred tax assets and liabilities as of December 31, 2024 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward	$3,243,806
Capital loss carryforward	8,449,388
Net unrealized losses (gains) on investment securities	32,351,042
Total deferred tax assets, net	44,044,236
Valuation allowance	(44,044,236)
Net	$—

For the year ended December 31, 2024, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

The effective tax rate and statutory federal income tax rate for the three-month periods ended March 31, 2025 and 2024 were as follows:

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended March 31, 2025, is the result of changes in the deferred tax assets and related valuation allowance account. At March 31, 2025, the Company has established a full valuation allowance on its net deferred tax assets.

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

MARCH 31, 2025 (UNAUDITED)

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

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state of income tax purposes of $11,593,301, which may be carried forward indefinitely.

As of December 31, 2024, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/25	7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
12/31/29	11,686,668
Total	$30,197,957

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2025.

PURCHASES AND SALES
Purchase of investment securities	$—
Proceeds from sales and maturities of investment securities	$—

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

MARCH 31, 2025 (UNAUDITED)

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

On December 16, 2019, the Fund announced the commencement of a “modified Dutch auction” tender offer to purchase up to $2 million of its common stock at a price per share not less than $6.00 and not greater than $8.00, in $0.10 increments. The tender offer expired on February 14, 2020, and resulted in the purchase by the Fund of 285,714 shares of common stock at a price of $7.00 per share. As of December 31, 2020, the Fund had 6,893,056 shares outstanding.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2024, through March 31, 2025, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/25	SHARES HELD AT 3/31/25
Equipment Leasing
EQX Capital, Inc. Common Stock*	$—	$—	$—	$—	$—	$—	$—	100,000
EQX Capital, Inc. Series A Preferred Stock*	29,466	—	—	—	—	(1,170)	28,296	1,930,000
Total Equipment Leasing	$29,466	$—	$—	$—	$—	$(1,170)	$28,296
Medical Devices
IntraOp Medical Corp. Convertible Note*	9,966	—	—	—	—	(6,593)	3,373	10,961,129
IntraOp Medical Corp. Convertible Note*	1,182	—	—	—	—	(782)	400	1,300,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(300)	154	500,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(300)	154	500,000
IntraOp Medical Corp. Convertible Note*	2,728	—	—	—	—	(1,805)	923	3,000,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(602)	307	1,000,000
IntraOp Medical Corp. Convertible Note*	364	—	—	—	—	(241)	123	400,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	682	—	—	—	—	(452)	230	750,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(602)	307	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(602)	307	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(301)	154	500,000
IntraOp Medical Corp. Convertible Note*	182	—	—	—	—	(121)	61	200,000
IntraOp Medical Corp. Convertible Note*	636	—	—	—	—	(421)	215	700,000
IntraOp Medical Corp. Convertible Note*	136	—	—	—	—	(90)	46	150,000
IntraOp Medical Corp. Convertible Note*	318	—	—	—	—	(211)	107	350,000
IntraOp Medical Corp. Series C Preferred*	—	—	—	—	—	—	—	26,856,187

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/25	SHARES HELD AT 3/31/25
IntraOp Medical Corp. Term Note*	$1,818	$—	$—	$—	$—	$(1,203)	$615	2,000,000
Total Medical Devices	$25,287	$—	$—	$—	$—	$(16,733)	$8,554
Semiconductor Equipment
Revasum, Inc. CDI*(1)	—	—	—	—	—	—	—	39,774,889
Total Semiconductor Equipment	$—	$—	$—	$—	$—	$—	$—
Advanced Materials
UCT Coatings, Inc. Common Stock	260,497	—	—	—	—	(52,365)	$208,132	1,500,000
Total Advanced Materials	$260,497	$—	$—	$—	$—	$(52,365)	$208,132
Automotive
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	40,000
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	125,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	165,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	135,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	65,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	185,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	700,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	100,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	250,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/25	SHARES HELD AT 3/31/25
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$—	$—	$—	4,929,015
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	750,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	900,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	375,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,050,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,200,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	2,000,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	400,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	300,000
Wrightspeed, Inc. Convertible Note*	—	—	—	—	—	—	—	1,000,000
Wrightspeed, Inc. Series AA Preferred*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—	$—	$—	$—	$—	$—	$—
Total Affiliates and Controlled Investments	$315,250	$—	$—	$—	$—	$(70,268)	$244,982
Total Affiliates	$260,497	$—	$—	$—	$—	$(52,365)	$208,132
Total Controlled Investments	$54,753	$—	$—	$—	$—	$(17,903)	$36,850

*	Controlled Investments.

(1)	CDI: CHESS Depositary Interests

As of March 31, 2025, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of March 31, 2025, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2025 (UNAUDITED)

NOTE 11. MARKET DISRUPTION AND GEOPOLITICAL RISKS

The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. The Company's portfolio companies may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, trade disputes, supply chain disruptions, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, cybersecurity events, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, territorial invasions and global economic sanctions implemented in response, natural disasters, social and political discord or debt crises and downgrades, global pandemics and public health crises, among others, may result in market volatility and may have long-term effects on both the U.S. and global financial markets. For example, military conflicts and wars, such as Russia's invasion of Ukraine and the war among Israel, Hamas and other militant groups in the Middle East, have caused and could continue to cause market disruptions in the regions and globally. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value the Company's portfolio.

Therefore, the Company could lose money over short periods due to short-term market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments. In times of severe market disruptions, you could lose your entire investment.

NOTE 12. LITIGATION

On February 28, 2025, Star Equity Fund, LP (“Star Equity”) filed a complaint in the United States District Court for the District of Maryland, docketed as case no. 1:25-cv-00677-SAG, against Firsthand Capital Management, Inc., Scalar, LLC, current and former members of the board of directors of Firsthand Technology Value Fund, Inc. (the “Fund”), and an officer of the Fund as defendants. The complaint also names the Fund as a nominal defendant. The complaint alleges putative class action claims against the defendants for violations of federal securities laws for alleged false or misleading statements relating to the valuation of the Fund’s assets, and it also purports to allege derivative claims against defendants for breaches of fiduciary duties and breach of contract related to management of the Fund and its assets. In connection with the derivative claims, the complaint names the Fund as a nominal defendant. Although purporting to assert the derivative claims on behalf of the Fund, Star Equity did not make a pre-suit demand on the Fund’s board of directors to initiate litigation over those claims. The Fund believes that the allegations in the complaint lack merit and intends to vigorously defend this action. The Fund has certain indemnification obligations to certain defendants. Defense costs for the Fund, despite the Fund’s having in place an applicable liability insurance policy, may be significant and therefore could have an impact on the Fund’s financial condition that cannot now be determined.

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

NOTE 13. SUBSEQUENT EVENTS

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
●

our business prospects and the prospects of our portfolio companies and the impact of any potential economic downturn, which could impair our portfolio companies’ ability to continue to operate and  could lead to the loss of some or all of our investments in such portfolio companies;

●	the impact of investments that we expect to make;
●	the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events;
●	the impact of a protracted decline in the liquidity of the credit markets on our business;
●	our informal relationships with third parties;
●	the expected market for venture capital investments and our addressable market;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	our ability to access the equity market;
●	the ability of our portfolio companies to achieve their objectives;
●	our expected financings and investments;
●	our regulatory structure and tax status;
●

our ability to operate as a business development company and a regulated investment company ("RIC") and the fact that, beginning in 2018, we were no longer able to qualify as a RIC under Subchapter M of the Code;

●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operation of our portfolio companies;
●	the timing, form, and amount of any dividend distributions;
●	impact of fluctuation of interest rates on our business;
●	changes or potential disruptions in our operations and the operations of our portfolio companies, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, supply chain issues, inflation and an elevated interest rate environment;
●	risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
●	valuation of any investments in portfolio companies particularly those having no liquid trading market; and
●	our ability to recover unrealized losses.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately 0.7 million as of March 31, 2025, as compared to approximately $1.1 million as of December 31, 2024.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Exchange-Traded/Money Market Funds	54.1%	70.3%
Advanced Materials	24.9%	24.5%
Other Assets/(Liabilities)	16.6%	0.0%
Medical Devices	1.0%	2.4%
Equipment Leasing	3.4%	2.8%
Semiconductor Equipment	0.0%	0.0%
Automotive	0.0%	0.0%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024.

INVESTMENT INCOME

For the three months ended March 31, 2025, we had investment income of $5,965 primarily attributable to interest accrued on money market funds.

For the three months ended March 31, 2024, we had investment income of $32,045 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to decline in accrued interest.

OPERATING EXPENSES

Operating expenses totaled approximately $119,183 during the three months ended March 31, 2025, and $(2,783,427)  during the three months ended March 31, 2024.

Significant components of net operating expenses for the three months ended March 31, 2025 were management fee expense of $7,378 (see Note 4), professional fees (audit, legal, and consulting) of $54,330, director fees of $12,500, administration fees of $29,091, and compliance fees $27,206.

Significant components of net operating expenses for the three months ended March 31, 2024, were a management fee waiver of $(3,000,000), and professional fees (audit, legal, and consulting) of $67,815.

The higher level of net operating expenses for the three months ended ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily attributed to the waiver of management fees in March 2024 (see Note 4).

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(113,218) for the three months ended March 31, 2025, and $2,815,472 for the three months ended March 31, 2024.

The net investment income/(loss) for the three months ended March 31, 2025, as compared to net investment gain for the three months ended March 31, 2024, is primarily attributed to decrease in management fees and the waiver of management fees (see Note 4).

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended March 31, 2025, and March 31, 2024, is shown below.

Three Months Ended March 31, 2025
Realized losses	$—
Net change in unrealized depreciation on investments	(110,240)
Net realized and unrealized losses on investments	$(110,240)

As of March 31, 2025
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(115,732,292)
Net unrealized depreciation on portfolio investments	$(115,732,292)

Three Months Ended March 31, 2024
Realized gains	$—
Net change in unrealized depreciation on investments	(3.907,923)
Net realized and unrealized losses on investments	$(3,907,923)

As of March 31, 2024
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(129,141,664)
Net unrealized depreciation on portfolio investments	$(129,141,664)

During the three months ended March 31, 2025, we recognized no net realized gain/(losses).

During the three months ended March 31, 2025, net unrealized depreciation on total investments decreased by $110,240. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by the valuation designee.

During the three months ended March 31, 2024, we recognized no net realized gains/(losses).

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(223,458) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2025, was $(0.03).

For the three months ended March 31, 2024, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(1,092,451) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2024, was $(0.16).

The smaller decline in net assets resulting from operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is due primarily to a decline in net realized and unrealized losses.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid equity and equity derivatives of securities of venture capital stage technology companies. Under written procedures established by our board of directors, securities traded on stock exchanges, or quoted by NASDAQ, are valued according to the NASDAQ Stock Market, Inc. (“NASDAQ”) official closing price, if applicable, or at their last reported sale price as of the close of trading on the New York Stock Exchange (“NYSE”) (normally 4:00 P.M. Eastern Time). If a security is not traded that day, the security will be valued at its most recent bid price. Securities traded in the over-the-counter market, but not quoted by NASDAQ, are valued at the last sale price (or, if the last sale price is not readily available, at the most recent closing bid price as quoted by brokers that make markets in the securities) at the close of trading on the NYSE. Securities traded both in the over-the-counter market and on a stock exchange are valued according to the broadest and most representative market. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). In addition, a large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by FCM as the valuation designee, subject to oversight by our Board of Directors. FCM may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of these securities.

The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, FCM's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if FCM's determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2025, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and small company investment risk.

VALUATION RISK

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by the FCM as our valuation designee pursuant to Rule 2a-5 under the 1940 Act  for all other assets.

Because there is typically no public market for our interests in the small privately-held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by FCM as the valuation designee, subject to oversight by our Board of Directors, in accordance with our Valuation Procedures. In addition, FCM may use the services of a nationally recognized independent valuation firm to aid it in determining the fair value of some of these securities. In the absence of a readily ascertainable market value, the determined value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if a ready market for such securities existed. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although FCM's valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. The methods for valuing these securities may include: fundamental analysis (sales, income, or earnings multiples, etc.), discounts from market prices of similar securities, purchase price of securities, subsequent private transactions in the security or related securities, or discounts applied to the nature and duration of restrictions on the disposition of the securities, as well as a combination of these and other factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, FCM's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  March 31, 2025, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On February 28, 2025, Star Equity Fund, LP (“Star Equity”) filed a complaint in the United States District Court for the District of Maryland, docketed as case no. 1:25-cv-00677-SAG, against Firsthand Capital Management, Inc., Scalar, LLC, current and former members of the board of directors of Firsthand Technology Value Fund, Inc. (the “Fund”), and an officer of the Fund as defendants. The complaint also names the Fund as a nominal defendant. The complaint alleges putative class action claims against the defendants for violations of federal securities laws for alleged false or misleading statements relating to the valuation of the Fund’s assets, and it also purports to allege derivative claims against defendants for breaches of fiduciary duties and breach of contract related to management of the Fund and its assets. In connection with the derivative claims, the complaint names the Fund as a nominal defendant. Although purporting to assert the derivative claims on behalf of the Fund, Star Equity did not make a pre-suit demand on the Fund’s board of directors to initiate litigation over those claims. The Fund believes that the allegations in the complaint lack merit and intends to vigorously defend this action. The Fund has certain indemnification obligations to certain defendants. Defense costs for the Fund, despite the Fund’s having in place an applicable liability insurance policy, may be significant and therefore could have an impact on the Fund’s financial condition that cannot now be determined.

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

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

CHANGES TO U.S. TARIFF AND IMPORT/EXPORT REGULATIONS MAY HAVE A NEGATIVE EFFECT ON OUR PORTFOLIO COMPANIES AND, IN TURN, ON OUR PERFORMANCE.
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.    OTHER INFORMATION.

INVESTMENT MANAGEMENT AGREEMENT APPROVAL DISCLOSURE (UNAUDITED)

At a meeting held on August 9, 2024, the Board of Directors (the “Board”) of the Company approved the continuation of the Company’s Investment Management Agreement (the “Agreement”) with Firsthand Capital Management, Inc. (the “Adviser”) for an additional one-year period through August 31, 2025.

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

ITEM 6.    EXHIBITS.

EXHIBIT NUMBER	Description
3.1	Registrant’s Articles of Amendment and Restatement are incorporated by reference to Exhibit (a)(2) of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

3.2	Certificate of Correction to Registrant’s Articles of Amendment and Restatement is incorporated by reference to Exhibit (a)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

3.3	Registrant’s Amended and Restated Bylaws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2019.

10.1	Registrant’s Dividend Reinvestment Plan is incorporated by reference to Exhibit (e) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.2	Form of Investment Management Agreement between Registrant and SiVest Group, Inc. (now known as Firsthand Capital Management, Inc.) is incorporated by reference to Exhibit (g) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.3	Fee Waiver Agreement effective September 30, 2023, is incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended September 30, 2023 as filed with the Securities and Exchange Commission on November 14, 2023.

10.4	Fee Waiver Agreement effective March 31, 2024 is incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended March 31, 2024 as filed with the Securities and Exchange Commission on May 14, 2024.

10.5	Form of Custodian Services Agreement between Registrant and PFPC Trust Company is incorporated by reference to Exhibit (j) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.6	Form of Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(1) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

10.6.1	Form of Amendment to Administration and Accounting Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. as filed with the Securities and Exchange Commission on March 18, 2019.

10.7	Notice of Assignment dated February 9, 2011 by PFPC Trust Company assigning Custodian Services Agreement is incorporated by reference to Exhibit (j)(2) of the Registrant’s Registration Statement on Form N-2 (File No. 333-179606) as filed with the Securities and Exchange Commission on February 21, 2012.

10.8	Form of Transfer Agency Services Agreement between Registrant and BNY Mellon Investment Servicing (US), Inc. is incorporated by reference to Exhibit (k)(2) of Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-168195) as filed with the Securities and Exchange Commission on September 24, 2010.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.

Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and three months ended March 31, 2025 and March 31, 2024; (ii) Consolidated Statements of Comprehensive Income for the three and three months ended March 31, 2025 and March 31, 2024; (iii) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: May 15, 2025
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

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and three months ended March 31, 2025 and March 31, 2024; (ii) Consolidated Statements of Comprehensive Income for the three and three months ended March 31, 2025 and March 31, 2024; (iii) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).