Form 10-Q
period 2025-06-30
Firsthand Technology Value Fund, Inc.
filed 2025-08-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common Stock, $0.001 par value per share	6,893,056

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

As of July 1, 2025, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2025 (Unaudited) and December 31, 2024	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2025, and June 30, 2024	3
Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2025, and June 30, 2024	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended June 30, 2025, and June 30, 2024	5
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2025 (Unaudited) (Consolidated), for the Year Ended December 31, 2024 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), for the Year Ended December 31, 2020 (Consolidated), and for the Year Ended December 31, 2019 (Consolidated)	6
Consolidated Schedule of Investments as of June 30, 2025 (Unaudited) and for the Year Ended December 31, 2024	7
Notes to Consolidated Financial Statements (Unaudited)	15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION	45
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	47
SIGNATURES	48

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2025 (UNAUDITED)		AS OF DECEMBER 31, 2024
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,505,121	*	$1,745,224	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	90,146,024		114,275,039
Total acquisition cost	$92,313,380		$116,682,498
Unaffiliated investments at market value	$505,121	*	$745,224	*
Affiliated investments at market value	187,399		260,497
Controlled investments at market value	30,627		54,753
Total Market value (Note 6)	723,147		1,060,474
Foreign currency at value (cost $2,629 and $2,629)	2,671		2,512
Receivable for securities sold	—		325,000
Receivable from dividends and interest	1,051		2,871
Other assets	440,365		404,756
Total Assets	1,167,234		1,795,613
LIABILITIES
Due to Custodian	—		127,478
Payable to affiliates (Note 2)	40,720		27,587
Deferred directors’ fees payable (Note 2)	122,652		214,172
Consulting fee payable	9,000		—
Accrued taxes	83,654		139,154
Accrued expenses and other payables	163,949		226,543
Total Liabilities	419,975		734,934
NET ASSETS	$747,259		$1,060,679

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(176,030,356)		(175,716,936)
NET ASSETS	$747,259		$1,060,679

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.11		$0.15

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/25 and 12/31/24 were 4.19% and 4.34%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2025	JUNE 30, 2024	JUNE 30, 2025	JUNE 30, 2024
INVESTMENT INCOME
Unaffiliated interest	$170,861	$292	$176,826	$2,337
Affiliated/controlled interest	—	29,664	—	59,664
TOTAL INVESTMENT INCOME	170,861	29,956	176,826	62,001

EXPENSES
Investment advisory fees (Note 4)	6,212	25,953	13,590	59,656
Administration fees	29,395	30,219	58,486	59,245
Custody fees	3,286	592	6,588	1,635
Transfer agent fees	3,673	5,949	9,203	11,353
Registration and filing fees	3,121	8,814	6,208	17,627
Professional fees	135,541	89,289	189,871	157,104
Printing fees	500	21,038	1,000	42,075
Directors' fees	12,500	5,554	25,000	41,667
Deferred Directors' fees (Note 2)	(15,038)	—	(60,960)	—
Compliance fees	27,509	27,508	54,715	55,017
Miscellaneous fees	27,336	19,804	49,517	39,617
TOTAL GROSS EXPENSES	234,035	234,720	353,218	484,996
Less Waiver and/or reimbursement (Note 4)	—	(25,953)	—	(3,059,656)
TOTAL NET EXPENSES	234,035	208,767	353,218	(2,574,660)
NET INVESTMENT INCOME/(LOSS)	(63,174)	(178,811)	(176,392)	2,636,661
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized (losses) from security transactions on:
Affiliated/controlled	(24,169,015)	—	(24,169,015)	—
Net realized (losses)	(24,169,015)	—	(24,169,015)	—
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	24,142,227	864,087	24,031,987	(3,043,836)
Affiliated/controlled warrants investments (1)	—	164,724	—	164,724
Net change in unrealized appreciation (depreciation)	24,142,227	1,028,811	24,031,987	(2,879,112)
Net Realized and Unrealized Gains (Losses) on Investments	(26,788)	1,028,811	(137,028)	(2,879,112)
Net Increase (Decrease) In Net Assets Resulting From Operations	$(89,962)	$850,000	$(313,420)	$(242,451)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.01)	$0.12	$(0.04)	$(0.04)

(1)	Primary exposure is equity risk.

(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(89,962)	$850,000	$(313,420)	$(242,451)
Proceeds from disposition of investments	—	20,000	—	120,000
Net purchases/sales from short-term investments	(91,766)	27,867	200,299	57,981
(Increase) decrease in dividends, interest, and reclaims receivable	713	651	1,820	(1,609)
Increase (decrease) in due to Custodian	(127,478)	9,723	(127,478)	10,000
(Increase) decrease in receivable in investment sold	325,000	—	325,000	—
Increase (decrease) in payable to affiliates	6,136	32,311	13,133	(2,967,765)
(Increase) decrease in other assets	23,801	26,124	(35,609)	51,399
Increase (decrease) in accrued expenses and other payables	(73,097)	62,198	(200,614)	93,275
Net realized (gain) loss from investments	24,169,015	—	24,169,015	—
Net unrealized (appreciation) depreciation from investments	(24,142,227)	(1,028,811)	(24,031,987)	2,879,112
Net cash provided by (used in) operating activities	135	63	159	(58)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	135	63	159	(58)
Cash and foreign currency - beginning of period	2,536	2,644	2,512	2,765
Cash and foreign currency - end of period	$2,671	$2,707	$2,671	$2,707

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2024
FROM OPERATIONS:
Net investment (loss) income	$(63,174)	$(178,811)	$(176,392)	$2,636,661
Net realized (loss) from security transactions	(24,169,015)	—	(24,169,015)	—
Net change in unrealized appreciation (depreciation) on investments	24,142,227	1,028,811	24,031,987	(2,879,112)
Net increase (decrease) in net assets from operations	(89,962)	850,000	(313,420)	(242,451)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(89,962)	850,000	(313,420)	(242,451)

NET ASSETS:
Beginning of period	837,221	167,920	1,060,679	1,260,371
End of period	$747,259	$1,017,920	$747,259	$1,017,920

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2025 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
Net asset value at beginning of period	$0.15		$0.18	$4.44	$13.75	$14.82	$17.70
Income from investment operations:
Net investment income (loss), before deferred taxes(1)	(0.03)		0.27	0.16	(1.81)	0.44	0.09
Net realized and unrealized losses on investments, before deferred taxes	(0.01)		(0.30)	(4.42)	(7.50)	(1.51)	(2.30)
Tax expense	—		—	—	—	—	(1.13)
Net realized and unrealized losses on investments, after deferred taxes	(0.01)		(0.30)	(4.42)	(7.50)	(1.51)	(3.43)
Total from investment operations	(0.04)		(0.03)	(4.26)	(9.31)	(1.07)	(3.34)
Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	—	0.46
Net asset value at end of period	$0.11		$0.15	$0.18	$4.44	$13.75	$14.82
Market value at end of period	$0.06		$0.06	$0.30	$0.95	$4.01	$4.47

Total Return
Based on Net Asset Value	(26.67)%	(A)	(16.67)%	(95.95)%	(67.71)%	(7.22)%	(16.27)%
Based on Market Value	0.0%	(A)	(80.00)%	(68.42)%	(76.31)%	(10.29)%	(30.48)%

Net assets at end of period (millions)	$0.7		$1.1	$1.3	$30.6	$94.8	$102.1
Ratio of total expenses to average net assets:
Before tax (benefit) expense	81.86%	(B)	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Tax expense(2)(3)	—		14.28%	—	—	—	8.02%	(4)
Total expenses	81.86%	(B)	(181.20)%	(7.21)%	4.11%	3.12%	11.12%
Total expenses, excluding incentive fees and deferred tax expense	81.86%	(B)	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	81.86%	(B)	121.49%	11.91%	4.11%	3.12%	3.10%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	(40.88)%	(B)	206.76%	8.13%	(20.96)%	2.94%	0.64%
Net investment income (loss) before fee waiver	(40.88)%	(B)	(110.22)%	(10.99)%	(20.96)%	2.94%	0.64%
Portfolio turnover rate	0%	(A)	0%	1%	15%	16%	13%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense and tax benefit are based on average net assets.
(4)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as tax expense.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2025 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)			Interest				SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	Maturity	Rate	ACQUISITION DATE			VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.
(3.5%)	Common Stock *(1)(2)(4)			6/10/2016			100,000	$20,000	$0
Equipment Leasing	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,930,000	1,930,000	25,815
									25,815

INTRAOP MEDICAL CORP.	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/11/2019			500,000	500,000	86
(0.6%)	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/22/2021			1,000,000	1,000,000	173
Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/29/2019			500,000	500,000	86
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	10/6/2021			500,000	500,000	87
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	11/12/2021			500,000	500,000	87
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	11/29/2021			500,000	500,000	87
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	12/31/2018			10,961,129	10,961,129	1,897
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	2/27/2020			1,000,000	1,000,000	173
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	2/28/2022			200,000	200,000	35
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	3/25/2020			500,000	500,000	86
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	3/30/2022			150,000	150,000	26

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2025 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)					SHARES/PAR
AND INDUSTRY	TYPE OF INVESTMENT	Maturity	Interest Rate	ACQUISITION DATE	VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	33/8/2020	400,000	$400,000	$69
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	4/20/2021	1,000,000	1,000,000	173
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	4/6/2022	350,000	350,000	61
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	6/10/2021	500,000	500,000	86
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	6/10/2022	700,000	700,000	121
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/12/2019	1,300,000	1,300,000	225
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/16/2021	500,000	500,000	87
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	7/31/2020	500,000	500,000	86
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	8/28/2020	750,000	750,000	130
	Convertible Note (1)(2)(4)(6)	12/31/2025	15%	9/22/2021	500,000	500,000	86
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	28,856,187	26,999,939	0
	Term Note (1)(2)(4)(6)	12/31/2025	8%	2/10/2017	2,000,000	2,000,000	346
	Term Note (1)(2)(4)(6)	12/31/2025	8%	2/28/2014	3,000,000	3,000,000	519
							4,812

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2025 (UNAUDITED)

PORTFOLIO
COMPANY
(% OF NET
ASSETS)
AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018			869,792	$1,000,000	$0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	$9,268,218	$0

UCT COATINGS, INC. (25.1%) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011			1,500,000	662,235	187,399

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019			69,102	7,460,851	0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
									0

INVESTMENT COMPANY (67.6%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)			Various			505,121	505,121	505,121

TOTAL INVESTMENTS (Cost $92,313,380 — 96.8%									723,147

OTHER ASSETS IN EXCESS OF LIABILITIES — 3.2%									24,112

NET ASSETS — 100.0%									$747,259

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company's Board of Directors (see Note 3). At June 30, 2025, we held $218,026 (or 29.2% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (29.2% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on June 30, 2025 valuation no such interest accrued during period ended June 30, 2025.

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
							25,287

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	$1,000,000	$0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016-10/3/2022	39,774,889	9,268,218	0

UCT COATINGS, INC. (24.5%) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011	1,500,000	662,235	260,497

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019	69,102	7,460,851	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	1/10/2024	100,000	100,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/20/2021	1,000,000	1,000,000	0
	Convertible Note(1)(2)(4)(6)	6/30/2025	12%	10/21/2022	135,000	135,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/23/2020	1,050,000	1,050,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	10/5/2021	700,000	700,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/11/2020	400,000	400,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/14/2022	165,000	165,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/23/2021	1,000,000	1,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	11/24/2020	375,000	375,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/23/2020	2,000,000	2,000,000	0
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	12/11/2020	400,000	400,000	0

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

June 30, 2025 (UNAUDITED)

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” the “Fund,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/ or services within the information technology sector or the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments generally range between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares as of September 30, 2023 were listed on the NASDAQ Global Market under the symbol “SVVC.” Subsequent to September 30, on October 6, 2023, the Company notified NASDAQ of the fund’s intention to voluntarily delist. As of the date these financial statements were issued the Company’s shares are quoted on the OTCQB market under the symbol “SVVC.” Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. (“FCM” or the “Advisor”), serves as the investment adviser to the Company.

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

JUNE 30, 2025 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the

Fair Value is determined by or under the direction of the Company’s Board of Directors. On June 30, 2025, our financial statements include venture capital investments valued at approximately $5.7 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2025, we held $218,026 in restricted securities. At December 31, 2024, we held $315,250 in restricted securities.

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

JUNE 30, 2025 (UNAUDITED)

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

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liability will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of June 30, 2025, each of the Fund's eligible directors has deferred 50% of their 2024 and 2025 compensation to the earlier of January 1, 2026, and January 1, 2027, respectively, or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2025 (UNAUDITED)

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

Because there is typically no public or readily-ascertainable market for our interests in the small privately-held companies in which we invest, the valuation of those securities is determined in good faith by FCM as the Board’s valuation designee pursuant to Rule 2a-5 under the 1940 Act. Those valuations are determined in accordance with the Valuation Procedures used by FCM, subject to oversight by and periodic reporting to the Board and are subject to significant estimates and judgments. The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Statement of Operations as “Net increase (decrease) in unrealized appreciation on investments.” Changes in valuation of any of our investments in privately-held companies from one period to another may be volatile.

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

JUNE 30, 2025 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2025, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended June 30, 2025, there were no incentive fee adjustments.

Effective September 30, 2023, the Company has entered into a fee waiver agreement with FCM (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, FCM agrees to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, with future recoupment to the extent permitted by the Investment Management Agreement, and (2) waive $2.5 million of base management fee that has been accrued but remains unpaid as of September 30, 2023. Any accrued base management fee waived under section (2) may be recouped by FCM within ten years.

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

JUNE 30, 2025 (UNAUDITED)

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

Securities and other assets that do not have market quotations readily available are valued at their fair value is determined by or under the direction of the Company’s Board of Directors. Those valuations are determined in accordance with the Valuation Procedures used by FCM, subject to oversight by the Board.

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

JUNE 30, 2025 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2025 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2025:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$187,399
Total Common Stocks	—	—	187,399
Preferred Stocks
Equipment Leasing	—	—	25,815
Total Preferred Stocks	—	—	25,815
Convertible Notes
Medical Devices	—	—	4,812
Total Convertible and Non-Convertible Notes	—	—	4,812
Mutual Funds	505,121	—	—
Total	$505,121	$—	$218,026

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

JUNE 30, 2025 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/24	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 06/30/25
Common Stocks
Advanced Materials	$260,497	$—	$—	$—	$(73,098)	$—	$187,399
Total Common Stocks	260,497	—	—	—	(73,098)	—	187,399
Preferred Stocks
Equipment Leasing	29,466	—	—	—	(3,651)	—	25,815
Total Preferred Stocks	29,466	—	—	—	(3,651)	—	25,815
Convertible and Non-Convertible Notes
Automotive	—	—	—	(24,129,015)	24,129,015	—	—
Medical Devices	25,287	—	—	—	(20,475)	—	4,812
Total Convertible and Non-Convertible Notes	25,287	—	—	(24,129,015)	24,108,540	—	4,812
Total	$315,250	$—	$—	$(24,129,015)	$24,031,791	$—	$218,026

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2025 was $(97,224).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2025 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2025:

	FAIR VALUE AT 6/30/2025	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.2M	Market Comparable Companies	Revenue Multiple(2)	0.8x – 1.1x (1.0x)
		Option Pricing Model	Years to Maturity(2)	5 years (5 years)
			Volatility(2)	50.0% (50.0%)
			Risk-Free Rate(2)	3.79% (3.79%)
			Discount for Lack of	22.8% (22.8%)
Marketability(3)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value	Years to Maturity(2)	5 years (5 years)
		Option Pricing Model	Volatility(2)	50.0% (50.0%)
			Risk-Free Rate(2)	3.79% (3.79%)
Direct venture capital investments: Medical Devices	$0.0M	Market Comparable Companies	Revenue Multiple(2)	0.7x – 0.8x (0.8x)
		Market Comparable Transactions	Risk-Free Rate(2)	3.68% (3.68%)
			Going Concern Probability(2)	5% (5%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transaction	Equity Proceeds from Private Transaction	0% (0%)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

JUNE 30, 2025 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2025.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$—
Gross unrealized depreciation	(91,590,233)
Net unrealized depreciation	$(91,590,233)
Federal income tax cost, Investments	$92,313,380

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

JUNE 30, 2025 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three-month periods ended June 30, 2025 and 2024 were as follows:

	THREE MONTHS ENDED June 30, 2025	THREE MONTHS ENDED June 30, 2024
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended June 30, 2025, is the result of changes in the deferred tax assets and related valuation allowance account. At June 30, 2025, the Company has established a full valuation allowance on its net deferred tax assets.

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

JUNE 30, 2025 (UNAUDITED)

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

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2025.

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

JUNE 30, 2025 (UNAUDITED)

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

JUNE 30, 2025 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2024, through June 30, 2025, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/25	SHARES HELD AT 6/30/25
Equipment Leasing
EQX Capital, Inc. Common Stock*	$—	$—	$—	$—	$—	$—	$—	$100,000
EQX Capital, Inc. Series A Preferred Stock*	29,466	—	—	—	—	(3,651)	25,815	1,930,000
Total Equipment Leasing	$29,466		$—		$—	$(3,651)	$25,815
Medical Devices
IntraOp Medical Corp. Convertible Note*	9,966	—	—	—	—	(8,069)	1,897	10,961,129
IntraOp Medical Corp. Convertible Note*	1,182	—	—	—	—	(957)	225	1,300,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(369)	86	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(369)	86	500,000
IntraOp Medical Corp. Convertible Note*	682	—	—	—	—	(552)	130	750,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(369)	86	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(736)	173	1,000,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(368)	86	500,000
IntraOp Medical Corp. Convertible Note*	364	—	—	—	—	(295)	69	400,000
IntraOp Medical Corp. Term Note*	2,728	—	—	—	—	(2,209)	519	3,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(368)	87	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(736)	173	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(368)	87	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(368)	87	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(736)	173	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(369)	86	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(368)	87	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(369)	86	500,000
IntraOp Medical Corp. Convertible Note*	182	—	—	—	—	(147)	35	200,000
IntraOp Medical Corp. Convertible Note*	636	—	—	—	—	(515)	121	700,000
IntraOp Medical Corp. Convertible Note*	136	—	—	—	—	(110)	26	150,000
IntraOp Medical Corp. Convertible Note*	318	—	—	—	—	(257)	61	350,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2025 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/25	SHARES HELD AT 6/30/25
IntraOp Medical Corp. Series C Preferred Stock*	$—	$—	$—	$—	$—	$—	$—	26,856,187
IntraOp Medical Corp. Term Note*	1,818	—	—	—	—	(1,472)	346	2,000,000
Total Medical Devices	$25,287		$—	—	$—	$(20,475)	$4,812
Semiconductor Equipment
Revasum, Inc. CDIs*(1)	—	—	—	—	—	—	—	39,774,889
Total Semiconductor Equipment	$—	—	$—	—	$—	$—	$—	—
Advanced Materials
UCT Coatings, Inc. Common Stock	260,497	—	—	—	—	(73,098)	187,399	1,500,000
Total Advanced Materials	$260,497		$—	—	$—	$(73,098)	$187,399
Automotive
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,200,000)	1,200,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(125,000)	125,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(165,000)	165,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(185,000)	185,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(200,000)	200,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(700,000	700,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(300,000)	300,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(375,000)	375,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	40,000	(40,000)	—	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,400,000)	1,400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(900,000)	900,000	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2025 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/25	SHARES HELD AT 6/30/25
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$(4,929,015)	$4,929,015	$0	$—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(100,000)	100,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(135,000)	135,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(65,000)	65,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(400,000)	400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,050,000)	1,050,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(400,000)	400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(750,000)	750,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(2,000,000)	2,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Series AA Preferred Stock*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—	—	$—	—	$(24,169,015)	$24,129,015	$—	—
Total Affiliates and Controlled Investments	$315,250		$—	—	$(24,169,015)	$24,031,791	$218,026	0
Total Affiliates	260,497		—		—	(73,098)	187,399	0
Total Controlled Investments	$54,753		$0	$—	$(24,169,015)	$24,104,889	$30,627	0

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of June 30, 2025, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of June 30, 2025, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2025 (UNAUDITED)

NOTE 11. MARKET DISRUPTION AND GEOPOLITICAL RISKS

The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. The Company's portfolio companies may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, trade disputes, tariffs and supply chain disruptions, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, cybersecurity events, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, territorial invasions and global economic sanctions implemented in response, natural disasters, social and political discord or debt crises and downgrades, global pandemics and public health crises, among others, may result in market volatility and may have long-term effects on both the U.S. and global financial markets. For example, military conflicts and wars, such as Russia's invasion of Ukraine and the war among Israel, Hamas, Iran and other militant groups in the Middle East, have caused and could continue to cause market disruptions in the regions and globally. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value the Company's portfolio.

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
●

our business prospects and the prospects of our prospective portfolio companies and the impact of any potential economic downturn, which could impair our portfolio companies’ ability to continue to operate and  could lead to the loss of some or all of our investments in such portfolio companies;

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $0.7 million as of June 30, 2025, as compared to approximately $1.0 million as of December 31, 2024.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Exchange-Traded/Money Market Funds	67.6%	70.3%
Advanced Materials	25.1%	0.0%
Equipment Leasing	3.5%	2.8%
Other Assets/(Liabilities)	3.2%	0.0%
Medical Devices	0.6%	2.4%
Semiconductor Equipment	0.0%	0.0%
Automotive	0.0%	0.0%
Intellectual Property	0.0%	24.5%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2025 to the three months ended  June 30, 2024.

INVESTMENT INCOME

For the three months ended June 30, 2025, we had investment income of $170,861 primarily attributable to adjustments to interest accrued on convertible/term note investments with Hera Systems.

For the three months ended June 30, 2024, we had investment income of $29,956 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The higher level of investment income in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to an adjustment to interest accrued on convertible /term note investments with Hera Systems.

OPERATING EXPENSES

Operating expenses totaled approximately $234,035 during the three months ended June 30, 2025, and $208,767 during the three months ended June 30, 2024

Significant components of net operating expenses for the three months ended June 30, 2025 were  professional fees (audit, legal, and consulting) of $135,541 and administration fees of $29,395.

Significant components of net operating expenses for the three months ended June 30, 2024 were management fee expense waiver  of $25,953 (see Note 4), and professional fees (audit, legal, and consulting) of $89,289.

The higher level of net operating expenses for the three months ended ended June 30, 2025, compared to the  three months ended June 30, 2024, is primarily attributed to an increase in professional fees and no waiver of fees.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(63,174) for the three months ended June 30, 2025, and $(178,811) for the three months ended June 30, 2024.

The lower level of net investment loss for the three months ended June 30, 2025, as compared to net investment loss for the three months ended June 30, 2024, is primarily attributed to an increase in investment income.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended June 30, 2025, and June 30, 2024, is shown below.

Three Months Ended June 30, 2025
Realized gains	$(24,169,015)
Net change in unrealized depreciation on investments	24,142,227
Net realized and unrealized losses on investments	$(26,788)

	As of June 30, 2025
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(91,590,233)
Net unrealized depreciation on portfolio investments		$(91,590,233)

		Three Months Ended June 30, 2024
Realized gains	$	---
Net change in unrealized depreciation on investments		1,028,811
Net realized and unrealized losses on investments		$1,028,811

		As of June 30, 2024
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(128,112,931)
Net unrealized depreciation on portfolio investments		$(128,112,931)

During the three months ended June 30, 2025, we recognized realized losses of $(24,169,015)..

During the three months ended June 30, 2025, net unrealized depreciation on total investments decreased by $24,142,227. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to the realized loss associated with the maturing of Wrightspeed notes held by the Fund.

During the three months ended June 30, 2024, we recognized no realized gains.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $89,962 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2025, was $(0.01).

For the three months ended June 30, 2024, the net increase in net assets resulting from operations (net of deferred taxes) totaled $850,000 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2024, was $0.12.

The decrease in net assets resulting from operations for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, is due primarily to an increase in net realized and unrealized losses.

The following information is a comparison for the six months ended June 30, 2025 and June 30, 2024

INVESTMENT INCOME

For the six months ended June 30, 2025, we had investment income of $176,826 primarily attributable to an adjustment to interest accrued on convertible /term note investments with Hera Systems.

For the six months ended June 30, 2024, we had investment income of $62,001 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The higher level of investment income in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to an increase in accrued interest.

OPERATING EXPENSES

Operating expenses totaled approximately $353,218 during the six months ended June 30, 2025, and $(2,574,660) during the six months ended June 30, 2024.

Significant components of net operating expenses for the six months ended June 30, 2025 were professional fees of $189,871 and administation fees of $58,486.

Significant components of net operating expenses for the six months ended June 30, 2024, were professional fees (audit, legal, and consulting) of $157,104, management fee waiver of $(3,059,656) and administration fees of $59,245.

The higher level of net operating expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to higher professional fees and lack of a management fee waiver in 2025 (see Note 4).

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(176,392) for the six months ended June 30, 2025, and $2,636,661 for the six months ended June 30, 2024.

The net investment loss  in the six months ended June 30, 2025, compared to the net investment income in the six months ended June 30, 2024, is primarily due to the 2024 management fee waiver (see Note 4).

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2025, and June 30, 2024, is shown below.

Six Months Ended June 30, 2025
Realized losses	$(24,169,015)
Net change in unrealized depreciation on investments	24,031,987
Net realized and unrealized gains/(losses) on investments	$(137,028)

		As of June 30, 2025
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(91,590,233)
Net unrealized depreciation on portfolio investments		$(91,590,233)

		Six Months Ended June 30, 2024
Realized gains	$	---
Net change in unrealized depreciation on investments		(2,879,112)
Net realized and unrealized gains/(losses) on investments		$(2,879,112)

		As of June 30, 2024
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(128,112,931)
Net unrealized depreciation on portfolio investments		$(128,112,931)

During the six months ended June 30, 2025, we recognized losses of $(24,169,015).

During the six months ended June 30, 2025, net unrealized depreciation on total investments decreased by $24,031,987. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to the maturity of Wrightspeed notes at a realized loss.

During the six months ended June 30, 2024, we recognized net realized losses of approximately $0.00 from the sale of investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(313,420) and basic and fully diluted net change in net assets per share for the six months ended June 30, 2025, was $(0.04).

For the six months ended June 30, 2024, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(242,451) and basic and fully diluted net change in net assets per share for the six months ended June 30, 2024, was $(0.04).

The higher decrease in net assets resulting from operations for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is due primarily to a decline in net realized and unrealized losses.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2025, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  June 30, 2025, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2024, in response to Item 1A of Part 1 of Form 10-K.

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

Company Performance

The Board considered the Company’s NAV performance and common stock performance results over the past year and since its inception on April 18, 2011. It also considered these results in comparison to the NAV performance results of the Company compared to relevant benchmark indices and comparable funds. The Board noted that it had received a presentation regarding performance earlier in the Meeting.  The Board noted that for the 12-month period ended June 30, 2024, the Company’s NAV had fallen 91% while its stock price fell 96%. The Directors were reminded that in the third quarter of 2023, the Company suffered substantial setbacks involving two of the Company’s portfolio companies that led to write downs of most or all of the value of the securities of those two issuers. The Directors were also reminded that in the second quarter of 2024 an additional portfolio company failed, and its assets were foreclosed upon by its senior creditor and subsequently sold, leaving no proceeds for equity holders such as the Company. The Board considered that, between June 30, 2023, and June 30, 2024, the Company’s gross assets declined from approximately $21 million to approximately $6 million due to the terminal failures of these three portfolio companies. The Board also considered the Adviser’s attempts to improve shareholder value (and related practical constraints). In addition, the Board reviewed the Adviser’s efforts in working with the Board to explore the practicality of liquidation of the Company versus alternatives to liquidation of the Company. Specifically, the Board noted that it had previously received an update from the Adviser during an executive session regarding the proposed transaction to merge the Company with an operating company in the medical device field. The Board further noted that it had learned that the counterparty had chosen to abandon negotiations in favor of a competing transaction. The Board also reviewed the current state of affairs and options to move forward.

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

The Board noted that effective September 30, 2023, the Company entered into a fee waiver agreement with the Adviser (the “Fee Waiver Agreement”), pursuant to which the Adviser agreed to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, and (2) waive $2.5 million of base management fees that have been accrued but unpaid as of September 30, 2023. The Board further noted that effective March 31, 2024, the Company entered into a fee waiver agreement with the Adviser (the “Fee Waiver Agreement”), pursuant to which the Adviser agreed to waive $3.0 million of base management fees that have been accrued but unpaid as of March 31, 2024.

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

ITEM 6.    EXHIBITS.

EXHIBIT NUMBER
3.3	Registrant’s Amended and Restated Bylaws – is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2024.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed hrewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed hrewith.

32.

Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -  filed hrewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: August 14, 2025
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