Form 10-Q
period 2025-09-30
Firsthand Technology Value Fund, Inc.
filed 2025-11-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of September 30, 2025

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☑ Non-accelerated Filer	☐ Accelerated Filer ☐ Smaller Reporting Company ☑ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common Stock, $0.001 par value per share	6,893,056

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

As of October 1, 2025, Firsthand Technology Value Fund had 6,893,056 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of September 30, 2025 (Unaudited) and December 31, 2024	2
Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2025, and September 30, 2024	3
Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended September 30, 2025, and September 30, 2024	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Nine Months Ended September 30, 2025, and September 30, 2024	5
Selected Per Share Data and Ratios for the Nine Months Ended September 30, 2025 (Unaudited) (Consolidated), for the Year Ended December 31, 2024 (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), for the Year Ended December 31, 2021 (Consolidated), and for the Year Ended December 31, 2020 (Consolidated)	6
Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) and for the Year Ended December 31, 2024	7
Notes to Consolidated Financial Statements (Unaudited)	15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43
PART II. OTHER INFORMATION	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	46
SIGNATURES	47

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 Firsthand Technology Value Fund, Inc.

Consolidated Statement of Assets and Liabilities

	AS OF SEPTEMBER 30, 2025 (UNAUDITED)		AS OF DECEMBER 31, 2024
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,059,009	*	$1,745,224	*
Affiliated investments at acquisition cost	662,235		662,235
Controlled investments at acquisition cost	90,146,024		114,275,039
Total acquisition cost	$91,867,268		$116,682,498
Unaffiliated investments at market value	$59,009	*	$745,224	*
Affiliated investments at market value	171,528		260,497
Controlled investments at market value	26,397		54,753
Total Market value (Note 6)	256,934		1,060,474
Foreign currency at value (cost $2,629 and $2,629)	2,685		2,512
Receivable for securities sold	—		325,000
Receivable from dividends and interest	463		2,871
Other assets	551,300		404,756
Total Assets	811,382		1,795,613
LIABILITIES
Due to Custodian	—		127,478
Payable to affiliates (Note 2)	45,627		27,587
Deferred directors’ fees payable (Note 2)	124,931		214,172
Consulting fee payable	9,000		—
Accrued taxes	83,654		139,154
Accrued expenses and other payables	251,623		226,543
Total Liabilities	514,835		734,934
NET ASSETS	$296,547		$1,060,679

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893		$6,893
Paid-in-capital	176,770,722		176,770,722
Total distributable earnings (loss)	(176,481,068)		(175,716,936)
NET ASSETS	$296,547		$1,060,679

Shares of Common Stock outstanding	7,016,432		7,016,432
Shares of Treasury Stock outstanding	(123,376)		(123,376)
Total Shares of Common Stock outstanding	6,893,056		6,893,056
Net asset value per share (Note 2)	$0.04		$0.15

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 09/30/25 and 12/31/24 were 4.01% and 4.34%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2025	SEPTEMBER 30, 2024	SEPTEMBER 30, 2025	SEPTEMBER 30, 2024
INVESTMENT INCOME
Unaffiliated interest	$2,314	$15,456	$179,140	$17,793
Affiliated/controlled interest	—	20,336	—	80,000
TOTAL INVESTMENT INCOME	2,314	35,792	179,140	97,793

EXPENSES
Investment advisory fees (Note 4)	4,679	19,472	18,269	79,128
Administration fees	28,707	26,911	87,193	86,156
Custody fees	3,274	629	9,862	2,264
Transfer agent fees	5,289	8,525	14,492	19,878
Registration and filing fees	6,175	(14,037)	12,383	3,590
Professional fees	303,367	194,475	493,238	351,579
Printing fees	—	(40,075)	1,000	2,000
Directors' fees	12,500	169,445	37,500	211,112
Deferred Directors' fees (Note 2)	2,279	—	(58,681)	—
Compliance fees	27,810	27,811	82,525	82,828
Miscellaneous fees	38,863	18,069	88,380	57,686
TOTAL GROSS EXPENSES	432,943	411,225	786,161	896,221
Less Waiver and/or reimbursement (Note 4)	—	(19,472)	—	(3,079,128)
TOTAL NET EXPENSES	432,943	391,753	786,161	(2,182,907)
NET INVESTMENT INCOME/(LOSS)	(430,629)	(355,961)	(607,021)	2,280,700
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized (losses) from security transactions on:
Affiliated/controlled	—	(11,686,668)	(24,169,015)	(11,686,668)
Net realized (losses)	—	(11,686,668)	(24,169,015)	(11,686,668)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	(20,083)	12,733,580	24,011,904	9,689,744
Affiliated/controlled warrants investments (1)	—	(164,724)	—	—
Net change in unrealized appreciation (depreciation)	(20,083)	12,568,856	24,011,904	9,689,744
Net Realized and Unrealized Gains (Losses) on Investments	(20,083)	882,188	(157,111)	(1,996,924)
Net Increase (Decrease) In Net Assets Resulting From Operations	$(450,712)	$526,227	$(764,132)	$283,776
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (2)	$(0.07)	$0.08	$(0.11)	$0.04

(1)	Primary exposure is equity risk.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(450,712)	$526,227	$(764,132)	$283,776
Purchases of investments	—	(2,441)	—	(2,441)
Proceeds from disposition of investments	—	6,112,667	—	6,232,667
Net purchases/sales from short-term investments	446,130	(982,512)	646,429	(924,531)
(Increase) decrease in dividends, interest, and reclaims receivable	588	(5,701)	2,408	(7,310)
Increase (decrease) in due to Custodian	—	148,804	(127,478)	158,804
(Increase) decrease in receivable in investment sold	—	(325,000)	325,000	(325,000)
Increase (decrease) in payable to affiliates	4,907	(4,161,172)	18,040	(7,128,937)
(Increase) decrease in other assets	(110,935)	(427,135)	(146,544)	(375,736)
Increase (decrease) in accrued expenses and other payables	89,953	(1,450)	(110,661)	91,825
Net realized (gain) loss from investments	—	11,686,668	24,169,015	11,686,668
Net unrealized (appreciation) depreciation from investments	20,083	(12,568,856)	(24,011,904)	(9,689,744)
Net cash provided by (used in) operating activities	14	99	173	41

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	14	99	173	41
Cash and foreign currency - beginning of period	2,671	2,707	2,512	2,765
Cash and foreign currency - end of period	$2,685	$2,806	$2,685	$2,806

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
FROM OPERATIONS:
Net investment (loss) income	$(430,629)	$(355,961)	$(607,021)	$2,280,700
Net realized (loss) from security transactions	—	(11,686,668)	(24,169,015)	(11,686,668)
Net change in unrealized appreciation (depreciation) on investments	(20,083)	12,568,856	24,011,904	9,689,744
Net increase (decrease) in net assets from operations	(450,712)	526,227	(764,132)	283,776

TOTAL INCREASE (DECREASE) IN NET ASSETS	(450,712)	526,227	(764,132)	283,776

NET ASSETS:
Beginning of period	747,259	1,017,920	1,060,679	1,260,371
End of period	$296,547	$1,544,147	$296,547	$1,544,147

COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,893,056	6,893,056	6,893,056	6,893,056
Shares outstanding, end of period	6,893,056	6,893,056	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021	FOR THE YEAR ENDED DECEMBER 31, 2020
Net asset value at beginning of period	$0.15		$0.18	$4.44	$13.75	$14.82	$17.70
Income from investment operations:
Net investment income (loss), before deferred taxes(1)	(0.09)		0.27	0.16	(1.81)	0.44	0.09
Net realized and unrealized losses on investments, before deferred taxes	(0.02)		(0.30)	(4.42)	(7.50)	(1.51)	(2.30)
Tax expense	—		—	—	—	—	(1.13)
Net realized and unrealized losses on investments, after deferred taxes	(0.02)		(0.30)	(4.42)	(7.50)	(1.51)	(3.43)
Total from investment operations	(0.11)		(0.03)	(4.26)	(9.31)	(1.07)	(3.34)
Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	—	0.46
Net asset value at end of period	$0.04		$0.15	$0.18	$4.44	$13.75	$14.82
Market value at end of period	$0.06		$0.06	$0.30	$0.95	$4.01	$4.47

Total Return
Based on Net Asset Value	(73.33	)%(A)	(16.67)%	(95.95)%	(67.71)%	(7.22)%	(16.27)%
Based on Market Value	0.0	%(A)	(80.00)%	(68.42)%	(76.31)%	(10.29)%	(30.48)%

Net assets at end of period (millions)	$0.3		$1.1	$1.3	$30.6	$94.8	$102.1
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	139.62	%(B)	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Tax expense(2)(3)	—		14.28%	—	—	—	8.02	%(4)
Total expenses	139.62	%(B)	(181.20)%	(7.21)%	4.11%	3.12%	11.12%
Total expenses, excluding incentive fees and deferred tax expense	139.62	%(B)	(195.48)%	(7.21)%	4.11%	3.12%	3.10%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	139.62	%(B)	121.49%	11.91%	4.11%	3.12%	3.10%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	(107.81	)%(B)	206.76%	8.13%	(20.96)%	2.94%	0.64%
Net investment income (loss) before fee waiver	(107.81	)%(B)	(110.22)%	(10.99)%	(20.96)%	2.94%	0.64%
Portfolio turnover rate	0	%(A)	0%	1%	15%	16%	13%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense and tax benefit are based on average net assets.
(4)	As restated to reflect the removal of parenthetical notation to appropriately present ratio as deferred tax expense.
(A)	Not Annualized.
(B)	Annualized.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

SEPTEMBER 30, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
EQX CAPITAL, INC.
(7.8%) Equipment Leasing	Common Stock *(1)(2)(4)					6/10/2016	100,000	$20,000	$0
	Preferred Stock - Series A *(1)(2)(4)			6/10/2016	-	11/7/2016	1,930,000	1,930,000	23,173
									23,173

INTRAOP MEDICAL CORP.
(1.1%) Medical Devices	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			10/11/2019	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			10/22/2021	1,000,000	1,000,000	116
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			10/29/2019	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			10/6/2021	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			11/12/2021	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			11/29/2021	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			12/31/2018	10,961,129	10,961,129	1,270
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			2/27/2020	1,000,000	1,000,000	116
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			2/28/2022	200,000	200,000	23
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			3/25/2020	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%			3/30/2022	150,000	150,000	17

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

SEPTEMBER 30, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	5/8/2020	400,000	$400,000	$46
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	4/20/2021	1,000,000	1,000,000	116
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	4/6/2022	350,000	350,000	41
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	6/10/2021	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	6/10/2022	700,000	700,000	81
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	7/12/2019	1,300,000	1,300,000	151
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	7/16/2021	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	7/30/2020	500,000	500,000	58
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	8/28/2020	750,000	750,000	87
	Convertible Note(1)(2)(4)(6)	12/31/2025	15%	9/22/2021	500,000	500,000	58
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note Matures(1)(2)(4)(6)	12/31/2025	8%	2/10/2017	2,000,000	2,000,000	232
	Term Note Matures(1)(2)(4)(6)	12/31/2025	8%	2/28/2014	3,000,000	3,000,000	348
							3,224

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

SEPTEMBER 30, 2025 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)	7/3/2018	869,792	$1,000,000	$0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(1)(2)(4)	11/14/2016 - 10/3/2022	39,774,889	9,268,218	0

UCT COATINGS, INC. (57.8%) Advanced Materials	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	662,235	171,528

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	0
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 - 7/20/2020	60,733,693	17,355,887	0
					0

INVESTMENT COMPANY (19.9%)	Fidelity Investments Money Market Treasury Portfolio - Class I (5)	Various	59,009	59,009	59,009

TOTAL INVESTMENTS (Cost $91,867,268) — 86.6%					256,934
OTHER ASSETS IN EXCESS OF LIABILITIES — 13.4%					39,613
NET ASSETS — 100.0%					$296,547

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)	Restricted security. Fair Value is determined by or under the direction of the Company's Board of Directors (see Note 3). At September 30, 2025, we held $197,925 (or 66.7% of net assets) in restricted securities (see Note 2).
(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (66.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on September 30, 2025 valuation no such interest accrued during period ended September 30, 2025.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On September 30, 2025, our financial statements include venture capital investments valued at approximately $198,000. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At September 30, 2025, we held $197,925, in restricted securities. At December 31, 2024, we held $315,250 in restricted securities.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liabilty will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payment due to eligible participants is valued using the net asset value of the fund at the time the payment is due. As of September 30, 2025, each of the Fund's eligible directors has deferred 50% of their 2024 and 2025 compensation to the earlier of January 1, 2026, and January 1 2027, respectively, or their separation of service from the Fund.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2025 (UNAUDITED)

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2025, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended September 30, 2025, there were no incentive fee adjustments.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2025 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of September 30, 2025:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$171,528
Total Common Stocks	—	—	171,528
Preferred Stocks
Equipment Leasing	—	—	23,173
Total Preferred Stocks	—	—	23,173
Convertible Notes
Medical Devices	—	—	3,224
Total Convertible Notes	—	—	3,224
Mutual Funds	59,009	—	—
Total	$59,009	$—	$197,925

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

SEPTEMBER 30, 2025 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/24	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 09/30/25
Common Stocks
Advanced Materials	$260,497	$—	$—	$—	$(88,969)	$—	$171,528
Total Common Stocks	260,497	—	—	—	(88,969)	—	171,528
Preferred Stocks
Equipment Leasing	29,466	—	—	—	(6,293)	—	23,173
Total Preferred Stocks	29,466	—	—	—	(6,293)	—	23,173
Convertible and Non-Convertible Notes
Automotive	—	—	—	(24,129,015)	24,129,015	—	—
Medical Devices	25,287	—	—	—	(22,063)	—	3,224
Total Convertible and Non-Convertible Notes	25,287	—	—	(24,129,015)	24,106,952	—	3,224
Total	$315,250	$—	$—	$(24,129,015)	$24,011,690	$—	$197,925

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of September 30, 2025 was $(117,325).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2025 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at September 30, 2025:

	FAIR VALUE AT 9/30/2025	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.2M	Market Comparable Companies	Revenue Multiple(2)	0.8x – 1.0x (0.9x)
		Option Pricing Model	Years to Maturity(2)	5 years (5 years)
			Volatility(2)	50.0%	(50.0%	)
			Risk-Free Rate(2)	3.74%	(3.74%	)
			Discount for Lack of	22.8%	(22.8%	)
			Marketability(3)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value	Years to Maturity(2)	2 years (2 years)
		Option Pricing Model	Volatility(2)	50.0%	(50.0%	)
			Risk-Free Rate(2)	3.60%	(3.60%	)
Direct venture capital investments: Medical Devices	$0.0M	Market Comparable Companies	Revenue Multiple(2)	0.5x – 0.6x (0.6x)
		Market Comparable Transactions	Years to Maturity(2)	3 years (3 years)
		Option Pricing Mode1	Volatility(2)	55.0%	(55.0%	)
			Risk-Free Rate(2)	3.61%	(3.61%	)
			Going Concern Probability(2)	5%	(5%	)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transaction	Equity Proceeds from Private Transaction	0%	(0%	)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of September 30, 2025.
FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$—
Gross unrealized depreciation	$(91,610,334)
Net unrealized depreciation	$(91,610,334)
Federal income tax cost, Investments	$91,867,268

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three-month periods ended September 30, 2025 and 2024 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2025	THREE MONTHS ENDED SEPTEMBER 30, 2024
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended September 30, 2025, is the result of changes in the deferred tax assets and related valuation allowance account. At September 30, 2025, the Company has established a full valuation allowance on its net deferred tax assets.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

As of December 31, 2024, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/25	7,516,642
12/31/27	3,129,665
12/31/28	7,864,982
12/31/29	11,593,301
Total	$30,197,957

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended September 30, 2025.

PURCHASES AND SALES
Purchase of investment securities	$—
Proceeds from sales and maturities of investment securities	$—

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2023, through September 30, 2025, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/25	SHARES HELD AT 9/30/25
Equipment Leasing
EQX Capital, Inc. Common Stock*	$—	$—	$—	$—	$—	$—	$—	100,000
EQX Capital, Inc. Series A Preferred Stock*	29,466	—	—	—	—	(6,293)	23,173	1,930,000
Total Equipment Leasing	$29,466		$—	$—	$—	$(6,293)	$23,173
Medical Devices
IntraOp Medical Corp. Convertible Note*	9,966	—	—	—	—	(8,696)	1,270	10,961,129
IntraOp Medical Corp. Convertible Note*	1,182	—	—	—	—	(1,031)	151	1,300,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(396)	58	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	682	—	—	—	—	(595)	87	750,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(793)	116	1,000,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(396)	58	500,000
IntraOp Medical Corp. Convertible Note*	364	—	—	—	—	(318)	46	400,000
IntraOp Medical Corp. Term Note*	2,728	—	—	—	—	(2,380)	348	3,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(793)	116	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(793)	116	1,000,000

IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(397)	58	500,000
IntraOp Medical Corp. Convertible Note*	182	—	—	—	—	(159)	23	200,000
IntraOp Medical Corp. Convertible Note*	636	—	—	—	—	(555)	81	700,000
IntraOp Medical Corp. Convertible Note*	136	—	—	—	—	(119)	17	150,000
IntraOp Medical Corp. Convertible Note*	318	—	—	—	—	(277)	41	350,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2025 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/25	SHARES HELD AT 9/30/25
IntraOp Medical Corp. Series C Preferred Stock*	$—	$—	$—	$—	$—	$—	$—	26,856,187
IntraOp Medical Corp. Term Note*	1,818	—	—	—	—	(1,586)	232	2,000,000
Total Medical Devices	$25,287		$—	—	$—	$(22,063)	$3,224
Semiconductor Equipment
Revasum, Inc. CDIs*(1)	—	—	—	—	—	—	—	39,774,889
Total Semiconductor Equipment	$—	—	$—	—	$—	$—	$—	—
Advanced Materials
UCT Coatings, Inc. Common Stock	260,497	—	—	—	—	(88,969)	171,528	1,500,000
Total Advanced Materials	$260,497		$—	—	$—	$(88,969)	$171,528
Automotive
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(200,000)	200,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(185,000)	185,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(65,000)	65,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(2,000,000)	2,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(135,000)	135,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(165,000)	165,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	40,000	(40,000)	—	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(700,000)	700,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(300,000)	300,000	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2025 (UNAUDITED)

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 9/30/25	SHARES HELD AT 9/30/25
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	$—	$(1,000,000)	$1,000,000	$—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,200,000)	1,200,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,400,000)	1,400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(400,000)	400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(375,000)	375,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(400,000)	400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,050,000)	1,050,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(900,000)	900,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(750,000)	750,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(4,929,015)	4,929,015	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(125,000)	125,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(100,000)	100,000	—	—
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Series AA Preferred Stock*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—	—	$—	—	$(24,169,015)	$24,129,015	$—	—
Total Affiliates and Controlled Investments	$315,250		$—	—	$(24,169,015)	$24,011,690	$197,925
Total Affiliates	260,497		—	—	—	(88,969)	171,528
Total Controlled Investments	$54,753		$—	—	(24,169,015)	$24,100,659	$26,397

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of September 30, 2025, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of EQX Capital, Inc., IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of September 30, 2025, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

SEPTEMBER 30, 2025 (UNAUDITED)

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $0.3 million as of September 30, 2025, as compared to approximately $1.0 million at December 31, 2024

.

The following table summarizes the fair value of our investment portfolio by industry sector as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Exchange-Traded/Money Market Funds	19.9%	70.3%
Advanced Materials	57.8%	24.5%
Other Assets/(Liabilities)	13.4%	0.0%
Medical Devices	1.1%	2.4%
Equipment Leasing	7.8%	2.8%
Aerospace	0.0%	0.0%
Semiconductor Equipment	0.0%	0.0%
Automotive	0.0%	0.0%
Intellectual Property	0.0%	0.0%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024.

INVESTMENT INCOME

For the three months ended September 30, 2025, we had investment income of $2,314 primarily attributable to interest accrued on money market funds.

For the three months ended September 30, 2024, we had investment income of $35,792 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due the liquidation of Hera Systems convertible notes in 2024.

OPERATING EXPENSES

Operating expenses totaled approximately $432,943 during the three months ended September 30, 2025, and $391,753 during the three months ended September 30, 2024.

Significant components of net operating expenses for the three months ended September 30, 2025 were professional fees (audit, legal, and consulting) of $303,367 and administration fees of $28,707.

Significant components of net operating expenses for the three months ended September 30, 2024 were professional fees (audit, legal, and consulting) of $194,475, director fees of $169,445 and compliance fees $27,811.

The higher level of net operating expenses for the three months ended ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily attributable to an increase in professional fees.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(430,629) for the three months ended September 30, 2025, and $(355,961) for the three months ended September 30, 2024.

The greater level of net investment loss for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, is primarily attributable to higher professional fees in the period ended September 30, 2025, liquidation of Hera Systems convertible notes in 2024, and the waiver of management fees in 2024 (see Note 4).

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended September 30, 2025, and September 30, 2024, is shown below.

Three Months Ended September 30, 2025
Realized gains	$—
Net change in unrealized depreciation on investments	(20,083)
Net realized and unrealized gains on investments	$(20,083)

As of September 30, 2025
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(91,610,334)
Net unrealized depreciation on portfolio investments	$(91,610,334)

Three Months Ended September 30, 2024
Realized gains	$(11,686,668)
Net change in unrealized depreciation on investments	12,568,856
Net realized and unrealized losses on investments	$882,188

As of September 30, 2024
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(115,544,196)
Net unrealized depreciation on portfolio investments	$(115,544,196)

During the three months ended September 30, 2025, there were no realized gain/losses.

During the three months ended September 30, 2025, net unrealized depreciation on total investments decreased by $20,083. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.

During the three months ended September 30, 2024, we recognized net realized losses of approximately $11,686,668.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended September 30, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $450,712 and basic and fully diluted net change in net assets per share for the three months ended September 30, 2025, was $(0.07).

For the three months ended September 30, 2024, the net increase in net assets resulting from operations (net of deferred taxes) totaled $526,227 and basic and fully diluted net change in net assets per share for the three months ended September 30, 2024, was $0.08.

The decrease in net assets resulting from operations for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, is due primarily to a decline in net realized and unrealized losses.

The following information is a comparison for the nine months ended September 30, 2025 and September 30, 2024

INVESTMENT INCOME

For the nine months ended September 30, 2025, we had investment income of $179,140 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

For the nine months ended September 30, 2024, we had investment income of $97,793 primarily attributable to interest accrued on convertible/term note investments with Hera Systems.

The higher level of investment income in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due to an increase in accrued interest on current notes.

OPERATING EXPENSES

Operating expenses totaled approximately $786,161 during the nine months ended September 30, 2025, and $(2,182,907) during the nine months ended September 30, 2024.

Significant components of net operating expenses for the nine months ended September 30, 2025 were professional fees (audit, legal, and consulting) of $493,238 and administration fees of $87,193.

Significant components of net operating expenses for the nine months ended September 30, 2024, were a management fee waiver of $(3,079,128), professional fees (audit, legal, and consulting) of $351,579 and administration fees of $86,156.

The higher level of net operating expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to a management fee waiver in 2024 (see Note 4).

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(607,021) for the nine months ended September 30, 2025, and $2,280,700 for the nine months ended September 30, 2024.

The net investment loss in the nine months ended September 30, 2025, compared to the net investment income in the nine months ended September 30, 2024, is primarily due to the management fee waiver in 2024 (see Note 4).

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the nine-month periods ended September 30, 2025, and September 30, 2024, is shown below.

Nine Months Ended September 30, 2025
Realized losses	$(24,169,015)
Net change in unrealized depreciation on investments	24,011,904
Net realized and unrealized gains/(losses) on investments	$(157,111)

As of September 30, 2025
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(91,610,334)
Net unrealized depreciation on portfolio investments	$(91,610,334)

Nine Months Ended September 30, 2024
Realized gains	$(11,686,668)
Net change in unrealized depreciation on investments	9,689,744
Net realized and unrealized gains/(losses) on investments	$(1,996,924)

As of September 30, 2024
Gross unrealized appreciation on portfolio investments	—
Gross unrealized depreciation on portfolio investments	(115,544,196)
Net unrealized depreciation on portfolio investments	$(115,544,196)

During the nine months ended September 30, 2025, we recognized $(24,169,015) in net realized losses.

During the nine months ended September 30, 2025, net unrealized depreciation on total investments decreased by $24,011,904. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily attributable to the maturing of certain convertible notes issued by Wrightspeed.

During the nine months ended September 30, 2024, we recognized net realized losses of approximately $(11,686,668) from the sale of investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the nine months ended September 30, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $764,132 and basic and fully diluted net change in net assets per share for the nine months ended September 30, 2025, was $(0.11).

For the nine months ended September 30, 2024, the net increase in net assets resulting from operations (net of deferred taxes) totaled $283,776 and basic and fully diluted net change in net assets per share for the nine months ended September 30, 2024, was $0.04.

The decline in net assets resulting from operations for the nine months ended September 30, 2025, as compared to the net increase in net assets for the nine months ended September 30, 2024, is due to the management fee waiver in 2024.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on September 30, 2025, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  September 30, 2025, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.    MINE SAFETY DISCLOSURES.

ITEM 5.    OTHER INFORMATION.

INVESTMENT MANAGEMENT AGREEMENT APPROVAL DISCLOSURE (UNAUDITED)

At a meeting held on August 8, 2025, the Board of Directors (the “Board”) of the Company approved the continuation of the Company’s Investment Management Agreement (the “Agreement”) with Firsthand Capital Management, Inc. (the “Adviser”) for an additional one-year period through August 31, 2026.

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

Company Performance

The Board considered the Company’s NAV performance and common stock performance results over the past year and since its inception on April 18, 2011. It also considered these results in comparison to the NAV performance results of the Company compared to relevant benchmark indices and comparable funds. The Board referenced the presentation regarding performance that had occurred earlier in the meeting.  The Board noted that for the 12-month period ended June 30, 2025, the Fund’s NAV had fallen 26.67% while its stock price fell 14.29%. The Directors were reminded that in the third quarter of 2023, the Fund suffered substantial setbacks involving IntraOp and Wrightspeed that led to write downs of most or all of the value of our securities of those two issuers. Later, in the second quarter of 2024, Revasum failed, and its assets were foreclosed upon by its senior creditor and subsequently sold, leaving no proceeds for equity holders such as SVVC. In all, between June 30, 2023, and June 30, 2025, the Fund’s gross assets declined from approximately $21 million to approximately $1 million due primarily to the terminal failures of these three portfolio companies. The Board also considered the Advisor’s attempts to improve shareholder value (and related practical constraints). In addition, the Board also reviewed FCM’s efforts in working with the Board to explore the practicality of liquidation of the Company versus alternatives to liquidation of the Company.

Investment Advisory Fee Rate and Other Expenses

The Board reviewed and considered the proposed contractual management fee rate and incentive fee payable by the Company to the Adviser for investment advisory services (“Advisory Fee Rate”). Additionally, the Board received and considered information comparing the Advisory Fee Rate and the total expense ratio of the Company with those of other funds in an appropriate peer universe. The Board noted that the Company’s advisory fee structure was comparable to that of funds in the business development company comparison group and given that many funds in the comparison group utilized leverage in their investment strategies, the Company’s effective Advisory Fee Rate for holders of its common stock was lower than its peers.

The Board also noted that for a period of more than five years beginning in 2018, the Adviser, in an effort to support the Company and help it to preserve cash, had not collected any accrued management fees from the Company. The Adviser had also been paying certain Company expenses to further help the Company to preserve cash. Furthermore, effective September 30, 2023, the Company had entered into a fee waiver agreement with the Adviser  (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, the Adviser agreed to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, and (2) waive $2.5 million of base management fees that have been accrued but unpaid as of September 30, 2023. Effective March 31, 2024, the Company had entered into a fee waiver agreement with the Adviser (the “Amended Fee Waiver Agreement”). Pursuant to the terms of the Amended Fee Waiver Agreement, FCM agreed to waive $3.0 million of base management fees that have been accrued but unpaid as of March 31, 2024. The Board also noted that in 2024, with the Company’s sale of Hera Systems, the Adviser was able to collect the management fees and unreimbursed expenses that remained payable at that time. Despite the recapture provisions in each of the fee waiver agreements, the Adviser has not recaptured any waived fees to date.

Profitability

The Board received and considered a profitability analysis of the Adviser with respect to the Company. The Independent Directors also noted, as discussed in the Executive Session earlier in the Meeting, that they had met prior to this Meeting with Mr. Landis  and Mr. Yee to discuss the Adviser’s financial statements. The Board concluded that, in light of the costs of providing investment management and other services to the Company, the profits and other ancillary benefits that the Adviser received with regard to providing these services were not excessive.

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

The Independent Directors also considered the difficulties that the Adviser and the Company continue to face as a result of persistent legal challenges.

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

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2023; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2023; (iii) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: November 14, 2025
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

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2024; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024; (iii) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).