Form 10-K
period 2025-12-31
Firsthand Technology Value Fund, Inc.
filed 2026-03-30
CIK 1495584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2025 was approximately $84,000 (computed using the closing price of $0.02 per share of Common Stock on December 31, 2025, as reported by OTC Markets Group.

As of March 1, 2026, Firsthand Technology Value Fund had 6,892,540 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2026 are incorporated by reference in Part III of this Form 10-K.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

●	Venture capital investments, whether in corporate, partnership, or other form, including development-stage or start-up entities;
●	Equity, equity-related securities (including options and warrants), and debt with equity features from either private or public issuers;
●	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments, and maturity;

●	Foreign securities;
●	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
●	Miscellaneous investments.

The table below provides a summary of our investments as of December 31, 2025.

INVESTMENT	BUSINESS DESCRIPTION	FAIR VALUE[1]
Fidelity Investments Money Market Treasury Portfolio - Class I [2]	Investment Company	$56,271
IntraOp Medical Corp.	Medical Devices	1,523
Lyncean Technologies, Inc.	Semiconductor Equipment	0
Revasum, Inc.	Semiconductor Equipment	0
UCT Coatings, Inc.	Advanced Materials	167,642
Wrightspeed, Inc.	Automotive	0
1	Fair value for our private company holdings was determined in good faith by our Board of Directors (the “Board” or “Board of Directors”) on December 31, 2025.
[2]	Public company.

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

DEBT OBLIGATIONS

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support; subordination; purchase price; interest payments; and maturity from private, public, or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2025, the debt obligations held in our portfolio consisted of convertible bridge notes and term notes. These notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date.

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

The last 25 years has been marked by dramatic changes in the initial public offering (“IPO”) market. Since the dot-com bubble burst in 2000, emerging technology companies have often chosen to stay private longer. The combination of volatile equity markets, increased regulatory requirements (such as the Sarbanes-Oxley Act of 2002), and a lack of investment research coverage has made it less attractive for companies to access the public markets through an IPO. We believe the result is an environment with more opportunities to invest in relatively mature private companies, either directly via primary investments or by purchasing shares in the growing secondary market.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in technology and cleantech companies:

MANAGEMENT EXPERTISE

Kevin Landis, our Chief Executive Officer and Chief Financial Officer, has principal management responsibility for Firsthand Capital Management, Inc. as its owner, President and Chief Investment Officer. Mr. Landis has more than 30 years of experience in technology sector investing, and he intends to dedicate a substantial portion of his time to managing the Company. Mr. Landis controls FCM and is a trustee of Firsthand Funds and a director of the Company.

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

As of 12/31/2025, the Fund was engaged in multiple legal proceedings as described below.

VestedCap v. IntraOp Medical Corp., et. al.

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

On January 22, 2025, VestedCap ame

nded its complaint and added the Fund as an additional co-defendant. In the amended complaint, VestedCap has asserted the following claims against the Fund:  wire fraud, violations of the RICO Act, fraud and deceit, conversion, and declaratory relief.  VestedCap has also asserted that the Fund is the alter ego of co-defendants IntraOp Medical Corporation and Kevin Landis and therefore should be a party to the case.  On January 16, 2026, VestedCap filed a Second Amended Complaint.  The Second Amended Complaint asserts no new causes of action but does contain revised factual allegations in connection with the previously asserted fraud claims.

The Fund believes that the allegations in the operative complaint lack merit and has filed an answer denying all wrongdoing.  The Fund intends to vigorously defend itself.  The parties have exchanged documents and written discovery responses.  Some depositions have been taken and others will occur during March and April 2026.  The case has not been set for trial but the Court has scheduled a trial setting conference for late-April 2026.  A trial in 2027 is expected.

Star Equity Fund L.P. v. Firsthand Capital Management, Inc., et al.

On February 28, 2025, Star Equity Fund, L.P., an investor in Firsthand Technology Value Fund, filed a lawsuit against the Fund, Firsthand Capital Management Company, and various individual defendants.  The lawsuit asserts derivative claims on behalf of the Fund.  Specifically, it asserts counts against the Management Company for alleged violations of Section 10(b) of the Securities Exchange Act of 1934; (II) violations of Section 20(a) of the Securities Exchange Act of 1934; (III) breach of fiduciary duties; (V) appointment of a receiver; and (VI) aiding and abetting breaches of fiduciary duties.  Star Equity has also asserted a direct cause of action against the Management Company (Count IV) as a purported third-party beneficiary of the management agreement between the Management Company and the Fund.  The Fund and the Management Company deny all allegations of wrongdoing.

On September 18, 2025, the Fund and the Management Company filed motions to dismiss Star Equity’s Complaint.  In response, Star Equity voluntarily dismissed its direct and derivative breach of fiduciary duty claim, its direct and derivative breach of contract claim, and its aiding and abetting the breach of fiduciary duty claim. The dismissals were without prejudice and the claims may be re-filed. The other asserted claims remain subject to the pending motion to dismiss.  That motion will likely be decided in March or April 2026.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is quoted on the OTCQB market under the symbol “SVVC.” The following table sets forth the range of the high and low closing sales prices of the Company’s shares during each quarter during the last fiscal year, as reported by the OTC Markets Group. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns, or commissions.

2025 Quarter Ending	Low	High
March 31	$0.05	$0.08
June 30	$0.05	$0.08
September 30	$0.05	$0.07
December 31	$0.02	$0.06

SHAREHOLDERS

As of March 1, 2026, there were approximately 900 shareholders of record and approximately 6,800 beneficial owners of the Company’s common stock.

DIVIDENDS

There were no distributions in 2025.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities during the year ended December 31, 2025.

PERFORMANCE GRAPH

The graph and table below compares the cumulative total return of holders of our common stock (market price) and of the Fund’s NAV with the cumulative total returns of the S&P 500 Index and the NASDAQ Composite Index. There is a difference between the market price of our common stock and the Fund’s NAV because the stock may trade at a discount or premium to the NAV in the secondary market. The comparison assumes that the value of the investment in our common stock (using both market price and NAV) and in the index (including reinvestment of dividends) was $10,000 on April 18, 2011 (our inception date), and tracks it through December 31, 2025.

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

Firsthand Technology Value Fund, Inc.

Consolidated Statement of Assets and Liabilities

	AS OF DECEMBER 31, 2025	AS OF DECEMBER 31, 2024
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,056,271*	$1,745,224*
Affiliated investments at acquisition cost	662,235	662,235
Controlled investments at acquisition cost	88,196,024	114,275,039
Total acquisition cost	$89,914,530	$116,682,498
Unaffiliated investments at market value	$56,271*	$745,224*
Affiliated investments at market value	167,642	260,497
Controlled investments at market value	1,523	54,753
Total Market value (Note 6)	225,436	1,060,474
Foreign currency at value (cost $0 and $2,629)	—	2,512
Receivable for securities sold	—	325,000
Receivable from dividends and interest	505	2,871
Other assets	44,220	404,756
Total Assets	270,161	1,795,613
LIABILITIES
Due to Custodian	—	127,478
Payable to affiliates (Note 2)	21,010	27,587
Deferred directors’ fees payable (Note 2)	33,384	214,172
Consulting fee payable	3,000	—
Accrued taxes	268,701	139,154
Accrued expenses and other payables	179,194	226,543
Total Liabilities	505,289	734,934
NET ASSETS	$(235,128)	$1,060,679

Net Assets consist of:
Common Stock par vale $0.01 per share 100,000,000 shares authorized	6,893	6,893
Paid-in-capital	176,770,722	176,770,722
Total distributable earnings (loss)	(177,012,743)	(175,716,936)
NET ASSETS	$(235,128)	$1,060,679

Shares of Common Stock outstanding	7,016,432	7,016,432
Shares of Treasury Stock outstanding	(123,892)	(123,376)
Total Shares of Common Stock outstanding	6,892,540	6,893,056
Net asset value per share (Note 2)	$0.00	$0.15

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/25 and 12/31/24 were 3.66% and 4.34%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023
INVESTMENT INCOME
Unaffiliated interest	$13,754	29,836	$37,275
Affiliated/controlled interest	—	80,000	85,356
TOTAL INVESTMENT INCOME	13,754	109,836	122,631

EXPENSES
Investment advisory fees (Note 4)	21,010	88,487	455,559
Administration fees	118,014	115,001	116,785
Custody fees	—	4,464	8,743
Transfer agent fees	19,585	26,629	33,296
Registration and filing fees	16,556	4,782	35,300
Professional fees	810,267	454,285	398,882
Printing fees	1,000	2,000	299,958
Directors’ fees	50,000	50,000	68,750
Deferred Directors' fees (Note 2)	(150,227)	200,281	(24,909)
Compliance fees	110,336	112,844	110,336
Insurance expense	82,952	70,562	11,216
Miscellaneous fees	35,282	54,412	69,852
TOTAL GROSS EXPENSES	1,114,775	1,183,747	1,583,768
Less waiver and/or reimbursement (Note 4)	—	(3,088,487)	(2,542,716)
TOTAL NET EXPENSES	1,114,775	(1,904,740)	(958,948)
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	(1,101,021)	2,014,576	1,081,579
Tax Expense	185,047	139,154	—
Net Investment Income/(Loss), net of taxes	(1,286,068)	1,875,422	1,081,579
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(25,942,914)	(11,686,668)	(7,864,998)
Foreign currency	82	—	16
Net realized (Losses)	(25,942,832)	(11,686,668)	(7,864,982)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	25,933,093	9,611,554	(21,615,371)
Affiliated/controlled warrants investments (1)	—	—	(950,446)
Net change in unrealized appreciation (depreciation)	25,933,093	9,611,554	(22,565,817)
Net Realized and Unrealized Loss on Investments	(9,739)	(2,075,114)	(30,430,799)
Net Decrease In Net Assets Resulting From Operations	$(1,295,807)	$(199,692)	$(29,349,220)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.15)	$(0.03)	$(4.26)

(1)	Primary exposure is equity risk.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our 2025 Consolidated Financial Statements and notes thereto.

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

The following table summarizes the fair value of our investment portfolio by industry sector as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
Medical Devices	(0.6)%	2.4%
Automotive	0.0%	0.0%
Semiconductor Equipment	0.0%	0.0%
Equipment Leasing	0.0%	2.8%
Advanced Materials	(71.3)%	24.5%
Investment Companies	(23.9)%	70.3%
Other Liabilities in excess of Other Assets	195.8%	0.0%
Net Assets	100.0%	100.0%

Certain trends in the technology industry may have an impact on the portfolio in coming quarters. In particular, the Fund will be sensitive to growth rates in industrial use of nickel boron coatings, as well as the speed of adoption of electron radiation for cancer treament.

RESULTS OF OPERATIONS

The following information is a comparison for the year ended December 31, 2025, December 31, 2024, and December 31, 2023.

INVESTMENT INCOME

For the year ended December 31, 2025, we had investment income of $13,754 primarily due to interest interest accrued from money market fund.

For the year ended December 31, 2024, we had investment income of $109,836 primarily attributable to interest on convertible/term note investments with Hera Systems.

For the year ended December 31, 2023, we had investment income of $122,631 primarily attributable to interest on convertible/term note investments with Hera Systems.

The lower level of investment income in the year ended December 31, 2025 compared to December 31, 2024 was due to reduction in interest bearing notes.

The lower level of investment income in the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to interest accrued on Hera Systems.

OPERATING EXPENSES

Operating expenses totaled approximately $1,114,775 during the year ended December 31, 2025, $1,183,747 during the year ended December 31, 2024, and $1,583,768 during the year ended December 31, 2023.

Significant components of operating expenses for the year ended December 31, 2025, were professional fees (audit, legal, accounting, and consulting) of $810,267, directors’ fees of $(100,227), administration fees of $118,014, and compliance fees of $110,336.

Significant components of operating expenses for the year ended December 31, 2024, were professional fees (audit, legal, accounting, and consulting) of $454,285, and directors’ fees of $250,281.

Significant components of operating expenses for the year ended December 31, 2023, were a management fee expense of $455,559, and professional fees (audit, legal, accounting, and consulting) of $398,882.

The lower level of operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to a decrease in director fees.

The lower level of operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to a decrease in total net assets, on which the investment advisory fees are based.

NET INVESTMENT INCOME(LOSS)

The net investment income/(loss) was $(1,286,068) for the year ended December 31, 2025, $1,875,422 for the year ended December 31, 2024, and $1,081,579 for the year ended December 31, 2023.

The net investment loss for the year ended December 31, 2025 compared to the net investment gain for the year ended December 31, 2024 is primarily attributable to a waiver of investment advisory fees in 2024.

The greater net investment income before taxes in the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to a waiver of investment advisory fees (see Note 4).

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, is shown below.

Year Ended December 31, 2025
Realized losses	$(25,942,832)
Net change in unrealized depreciation on investments	$25,933,093
Net realized and unrealized loss on investments	$(9,739)

As of December 31, 2025
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	$(89,689,094)
Net unrealized depreciation on portfolio investments	$(89,689,094)

Year Ended December 31, 2024
Realized losses	$(11,686,668)
Net change in unrealized depreciation on investments	$9,611,554
Net realized and unrealized loss on investments	$(2,075,114)

As of December 31, 2024
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	$(115,622,024)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(115,622,024)

Year Ended December 31, 2023
Realized losses	$(7,864,982)
Net change in unrealized depreciation on investments	$(22,565,817)
Net realized and unrealized loss on investments	$(30,430,799)

As of December 31, 2023
Gross unrealized appreciation on portfolio investments	$0
Gross unrealized depreciation on portfolio investments	$(125,233,890)
Net unrealized depreciation on portfolio investments, warrants, and other assets	$(123,233,890)

During the year ended December 31, 2025, we recognized net realized losses of $25,942,832 from the sale of investments. Realized losses were higher compared to the Fund's realized losses in 2024 due to the sale of investments, primarily the maturity of Wrightspeed Notes in 2025.

During the year ended December 31, 2025, net unrealized depreciation  on total investments decreased by $25,933,093. The change in net unrealized appreciation/(depreciation) of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors. The decrease in unrealized depreciation on total investments during the year is due primarily to the liquidation of Wrightspeed in 2025.

During the year ended December 31, 2024, we recognized net realized losses of $11,686,668 from the sale of investments. Realized losses were lower compared to the Fund's realized losses in 2025 due to the sale of investments, primarily Hera Systems in 2024.

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

During the year ended December 31, 2023, we recognized net realized losses of $7,864,982 from the sale of investments. Realized losses were higher compared to the Fund’s realized gains in 2022 due to the sale of investments, primarily SiGen in 2023.

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

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the year ended December 31, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $1,295,807 and the basic and fully diluted net change in net assets per share for the year ended December 31, 2025 was $(0.15).

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

The greater decrease in net assets resulting from operations (net of deferred taxes) for the year ended December 31, 2025 as compared to the year ended December 31, 2024, is due primarily to no management fee waiver in 2025.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from sales or liquidation proceeds of our investments. Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2025, 2024, and 2023, our operating expenses were $1,114,775, $1,183,747, and $1,583,768, respectively.

For the year ended December 31, 2025, our total cash reserves and liquid securities decreased approximately 92%, primarily due to cash needed for operating expenses.

For the year ended December 31, 2024, our total cash reserves and liquid securities decreased approximately 80%, primarily due to the sale of portfolio securities and operating expenses. We believe that our current liquid assets are sufficient to meet the Company’s short-term financing needs.

At December 31, 2025, we had investments in public and private securities totaling approximately $0.2 million which includes approximately $56 thousand in a money market fund. We primarily invest cash on hand in money market treasury portfolios. We expect the portion of our portfolio consisting of cash and cash equivalents to decrease.

As of December 31, 2025, net assets totaled approximately $(0.2) million, with an NAV per share of $0.00. Our primary use of funds will be payments of fees and other operating expenses we incur.

PORTFOLIO INVESTMENTS

PRIVATE INVESTMENTS

We make investments in securities of both public and private companies. December 31, 2025, we had investments in the following private companies:

IntraOp Medical Corp.

IntraOp Medical Corporation (“IntraOp”), Sunnyvale, California, manufactures and markets the Mobetron, a medical device for delivering Intra Operative Electron Radiation Therapy to cancer patients.

At December 31, 2025, our investment in IntraOp consisted of 26,856,187 shares of Series C preferred stock, $3,000,000 par value term note, $2,000,000 par value term note, $1,300,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $1,000,000 par value convertible note, $400,000 par value convertible note, $750,000 par value convertible note, $1,000,000 par value convertible note, $1,000,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $500,000 par value convertible note, $200,000 par value convertible note, $150,000 par value convertible note, $350,000 par value convertible note, $700,000 par value convertible note, a $10,961,129 par value convertible note, with a combined aggregate fair value of $1,523.

Lyncean Technologies, Inc.

Lyncean Technologies, Inc. (“Lyncean”), Fremont, CA, is a developer X-ray and extreme ultraviolet (EUV) light sources for laboratory and commercial use.

At December 31, 2025, our investment in Lyncean consisted of 869,792 shares of Series B preferred stock with a combined fair value of $0.

Revasum, Inc.

Revasum, (“Revasum”), San Luis Obispo, California, designs CMP and grinding technology for the semiconductor equipment industry.

At December 31, 2025, our investment in Revasum consisted of 39,774,889 shares of CDIs with an aggregate fair value of approximately $0.

UCT Coatings, Inc.

UCT Coatings, Inc. (“UCT”), Stuart, Florida, is a leader in the development of metal coatings that reduce friction and improve efficiency in mechanical systems.

At December 31, 2025, our investments in UCT consisted of 1,500,000 shares of common stock with a combined fair value of $167,642.

Wrightspeed, Inc.

Wrightspeed, Inc. (“Wrightspeed”), San Jose, California, is a supplier of electric drivetrains for heavy-duty commercial vehicles.

At December 31, 2025, our investments in Wrightspeed consisted of 69,102 shares of common stock, 60,733,693 shares of Series AA preferred stock with a fair value of $0.

PUBLIC INVESTMENTS

At December 31, 2025, we had investments in the following public securities:

Fidelity Investments Money Market Treasury Portfolio - Class I

Fidelity Investments Money Market Treasury Portfolio - Class I (“Money Market”) is a money market portfolio that invests primarily in U.S. treasury securities.

At December 31, 2025, our investment in Money Market consisted of 56,271 shares of the money market fund with a market value of approximately $56 thousand.

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

WE MAY HOLD A PORTION OF OUR ASSETS IN CASH

As of December 31, 2025, we have a significant portion of the Fund’s assets invested in cash and/or cash equivalents. We may, however, from time to time hold a substantial portion of our assets in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Fund, the Fund may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Firsthand Technology Value Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the consolidated financial highlights for each of the years in the five-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2025, and the financial highlights for each of the years in the five-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2025 by correspondence with the custodian and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Firsthand Technology Value Fund, Inc.

Page Two

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's total liabilities exceeds the Company's total assets and as a result the Company is insolvent. As stated in Note 14, this event or condition, along with other matters as set forth in Note 14, indicate that a material uncertainty exists that may cast substantial doubt on the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter Regarding BDC Liquidation

As discussed in Note 1, the Company issued a press release seeking approval to withdraw its BDC election and pursue liquidation.

Our opinion is not modified with respect to these matters.

/S/ TAIT, WELLER & BAKER LLP

PCAOB ID 445

Philadelphia, Pennsylvania
March 25, 2026

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Firsthand Technology Value Fund, Inc.

Consolidated Statement of Assets and Liabilities

	AS OF DECEMBER 31, 2025	AS OF DECEMBER 31, 2024
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,056,271*	$1,745,224*
Affiliated investments at acquisition cost	662,235	662,235
Controlled investments at acquisition cost	88,196,024	114,275,039
Total acquisition cost	$89,914,530	$116,682,498
Unaffiliated investments at market value	$56,271*	$745,224*
Affiliated investments at market value	167,642	260,497
Controlled investments at market value	1,523	54,753
Total Market value (Note 6)	225,436	1,060,474
Foreign currency at value (cost $0 and $2,629)	—	2,512
Receivable for securities sold	—	325,000
Receivable from dividends and interest	505	2,871
Other assets	44,220	404,756
Total Assets	270,161	1,795,613
LIABILITIES
Due to Custodian	—	127,478
Payable to affiliates (Note 2)	21,010	27,587
Deferred directors’ fees payable (Note 2)	33,384	214,172
Consulting fee payable	3,000	—
Accrued taxes	268,701	139,154
Accrued expenses and other payables	179,194	226,543
Total Liabilities	505,289	734,934
NET ASSETS	$(235,128)	$1,060,679

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893	$6,893
Paid-in-capital	176,770,722	176,770,722
Total distributable earnings (loss)	(177,012,743)	(175,716,936)
NET ASSETS	$(235,128)	$1,060,679

Shares of Common Stock outstanding	7,016,432	7,016,432
Shares of Treasury Stock outstanding	(123,892)	(123,376)
Total Shares of Common Stock outstanding	6,892,540	6,893,056
Net asset value per share (Note 2)	$0.00	$0.15

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 12/31/25 and 12/31/24 were 3.66% and 4.34%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP.
((0.6%)) Medical Devices	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/11/2019	500,000	$500,000	$27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/22/2021	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/29/2019	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/6/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	11/12/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	11/29/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	12/31/2018	10,961,129	10,961,129	600
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	2/27/2020	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	2/28/2022	200,000	200,000	11
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/25/2020	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/30/2022	150,000	150,000	8
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/8/2020	400,000	400,000	22
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	4/20/2021	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	4/6/2022	350,000	350,000	19

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	6/10/2021	500,000	$500,000	$28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	6/10/2022	700,000	700,000	38
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	7/12/2019	1,300,000	1,300,000	71
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	7/16/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	7/31/2020	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	8/28/2020	750,000	750,000	41
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	9/22/2021	500,000	500,000	27
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	December 31, 2026	8%	2/10/2017	2,000,000	2,000,000	110
	Term Note (1)(2)(4)(6)	December 31, 2026	8%	2/28/2014	3,000,000	3,000,000	164
							1,523

LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016 - 10/3/2022	39,774,889	9,268,218	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. ((71.3%)) Advanced Materials	Common Stock *(1)(3)(4)	4/18/2011	1,500,000	$662,235	$167,642

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)	6/7/2019	69,102	7,460,851	0
	Preferred Stock - Series AA *(1)(2)(4)	6/7/2019 -- 7/20/2020	60,733,693	17,355,887	0
					0

INVESTMENT COMPANY ((23.9%))	Fidelity Investments Money Market Treasury Portfolio - Class I 3.66%(5)(7)	Various	56,271	56,271	56,271

TOTAL INVESTMENTS (Cost $89,914,530) — (95.8%)					225,436
OTHER LIABILITIES IN EXCESS OF OTHER ASSETS — 195.8%					(460,564)
NET ASSETS — 100.0%					$(235,128)

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined in good faith by Firsthand Capital Management, Inc. ("FCM" or the "Advisor") as the valuation designee under Rule 2a-5 under the 1940 Act, subject to oversight by the Board (see Note 3). At December 31, 2025, we held $169,165 or (71.9)% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (-71.9% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on December 31, 2025 valuation no such interest accrued during period ended December 31, 2025.
(7)	The rate shown is the 7 day annualized yield at December 31, 2025

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

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments -continued

DECEMBER 31, 2024

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
WRIGHTSPEED, INC. (continued)
	Convertible Note (1)(2)(4)(6)	6/30/2025	12%	9/22/2021	300,000	$300,000	$0
	Preferred Stock - Series AA *(1)(2)(4)			6/7/2019 - 7/20/2020	60,733,693	17,355,887	0
							0

INVESTMENT COMPANY (70.3%)	Fidelity Investments Money Market Treasury Portfolio - Class I 4.34% (5)(7)			Various	745,224	745,224	745,224

TOTAL INVESTMENTS (Cost $116,682,498) — 100.0%							1,060,474
OTHER ASSETS IN EXCESS OF LIABILITIES — 0.0%							205
NET ASSETS — 100.0%							$1,060,679

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined by or under the direction of the Company’s Board of Directors (see Note 3). At December 31, 2024, we held $315,250 (or 29.7% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (29.7% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on December 31, 2024 valuation no such interest accrued during period ended December 31, 2024.
(7)	The rate shown is the 7 day annalized yield at December 31, 2024.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023
INVESTMENT INCOME
Unaffiliated interest	$13,754	29,836	$37,275
Affiliated/controlled interest	—	80,000	85,356
TOTAL INVESTMENT INCOME	13,754	109,836	122,631

EXPENSES
Investment advisory fees (Note 4)	21,010	88,487	455,559
Administration fees	118,014	115,001	116,785
Custody fees	—	4,464	8,743
Transfer agent fees	19,585	26,629	33,296
Registration and filing fees	16,556	4,782	35,300
Professional fees	810,267	454,285	398,882
Printing fees	1,000	2,000	299,958
Directors’ fees	50,000	50,000	68,750
Deferred Directors' fees (Note 2)	(150,227)	200,281	(24,909)
Compliance fees	110,336	112,844	110,336
Insurance expense	82,952	70,562	11,216
Miscellaneous fees	35,282	54,412	69,852
TOTAL GROSS EXPENSES	1,114,775	1,183,747	1,583,768
Less waiver and/or reimbursement (Note 4)	—	(3,088,487)	(2,542,716)
TOTAL NET EXPENSES	1,114,775	(1,904,740)	(958,948)
NET INVESTMENT INCOME/(LOSS), BEFORE TAXES	(1,101,021)	2,014,576	1,081,579
Tax Expense	185,047	139,154	—
Net Investment Income/(Loss), net of taxes	(1,286,068)	1,875,422	1,081,579
Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gains (losses) from security transactions on:
Affiliated/controlled	(25,942,914)	(11,686,668)	(7,864,998)
Foreign currency	82	—	16
Net realized (Losses)	(25,942,832)	(11,686,668)	(7,864,982)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	25,933,093	9,611,554	(21,615,371)
Affiliated/controlled warrants investments (1)	—	—	(950,446)
Net change in unrealized appreciation (depreciation)	25,933,093	9,611,554	(22,565,817)
Net Realized and Unrealized (Loss) on Investments	(9,739)	(2,075,114)	(30,430,799)
Net Decrease In Net Assets Resulting From Operations	$(1,295,807)	$(199,692)	$(29,349,220)
Net Decrease In Net Assets Per Share Resulting From Operations (2)	$(0.15)	$(0.03)	$(4.26)

(1)	Primary exposure is equity risk.
(2)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(1,295,807)	$(199,692)	$(29,349,220)
Purchases of investments	—	(2,441)	(140,000)
Proceeds from disposition of investments	176,101	6,272,667	498,425
Net purchases/sales from short-term investments	649,198	(672,035)	598,921
(Increase) decrease in dividends, interest, and reclaims receivable	2,366	5,290	6,302
Increase (decrease) in due to Custodian	(127,478)	127,478	—
(Increase) decrease in receivable in investment sold	325,000	(325,000)	—
Increase (decrease) in payable to affiliates	(6,577)	(7,156,195)	(2,004,405)
(Increase) decrease in other assets	360,536	(341,107)	417
Increase (decrease) in accrued expenses and other payables	(95,590)	215,668	(41,878)
Net realized (gain) loss from investments	25,942,832	11,686,668	7,864,982
Net unrealized (appreciation) depreciation from investments	(25,933,093)	(9,611,554)	22,565,817
Net cash provided by (used in) operating activities	(2,512)	(253)	(639)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—

Net increase (decrease) in cash	(2,512)	(253)	(639)
Cash and foreign currency - beginning of year	2,512	2,765	3,404
Cash and foreign currency - end of year	$—	$2,512	$2,765

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023
FROM OPERATIONS:
Net investment (loss) income, net of deferred taxes	$(1,286,068)	$1,875,422	$1,081,579
Net realized (loss) from security transactions, foreign currency and warrants transactions, net of deferred taxes	(25,942,832)	(11,686,668)	(7,864,982)
Net change in unrealized appreciation (depreciation) on investments net of deferred taxes	25,933,093	9,611,554	(22,565,817)
Net decrease in net assets from operations	(1,295,807)	(199,692)	(29,349,220)

FROM CAPITAL SHARE TRANSACTIONS:
Value for shares redeemed	—	—	—
TOTAL DECREASE IN NET ASSETS	(1,295,807)	(199,692)	(29,349,220)

NET ASSETS:
Beginning of year	1,060,679	1,260,371	30,609,591
End of year	$(235,128)	$1,060,679	$1,260,371

COMMON STOCK ACTIVITY:
Shares redeemed	(516)	—	—
Net increase (decrease) in shares outstanding	(516)	—	—
Shares outstanding, beginning of year	6,893,056	6,893,056	6,893,056
Shares outstanding, end of year	6,892,540	6,893,056	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each year

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
Net asset value at beginning of year	$0.15	$0.18	$4.44	$13.75	$14.82
Income from investment operations:
Net investment income gains/(losses)(1)	(0.19)	0.27	0.16	(1.81)	0.44
Net realized and unrealized gains/(losses) on investments	0.04*	(0.30)	(4.42)	(7.50)	(1.51)
Total from investment operations	(0.15)	(0.03)	(4.26)	(9.31)	(1.07)
Distributions from:
Realized capital gains	—	—	—	—	—
Anti-dilutive effect from capital share transactions	—	—	—	—	—
Net asset value at end of year	$0.00	$0.15	$0.18	$4.44	$13.75
Market value at end of year	$0.02	$0.06	$0.30	$0.95	$4.01

Total Return
Based on Net Asset Value	(100.00)%	(16.67)%	(95.95)%	(67.71)%	(7.22)%
Based on Market Value	(66.67)%	(80.00)%	(68.42)%	(76.31)%	(10.29)%

Net assets at end of year (millions)	$(0.2)	$1.1	$1.3	$30.6	$94.8
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	195.30%	(195.48)%	(7.21)%	4.11%	3.12%
Tax expense(2)(3)	32.42%	14.28%	—	—	—
Total expenses	227.72%	(181.20)%	(7.21)%	4.11%	3.12%
Total expenses, excluding incentive fees and deferred tax expense	195.30%	(195.48)%	(7.21)%	4.11%	3.12%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	195.30%	121.49%	11.91%	4.11%	3.12%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	(225.32)%	206.76%	8.13%	(20.96)%	2.94%
Net investment income (loss) before fee waiver	(225.32)%	(110.22)%	(10.99)%	(20.96)%	2.94%
Portfolio turnover rate	0%	0%	1%	15%	16%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense and tax benefit are based on average net assets.
*	Includes an adjustment of 0.04 to increase the NAV to 0.00

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements

DECEMBER 31, 2025

NOTE 1. THE COMPANY

Firsthand Technology Value Fund, Inc. (the “Company,” the “Fund,” “us,” “our,” and “we”), is a Maryland corporation and an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company acquired its initial portfolio of securities through the reorganization of Firsthand Technology Value Fund, a series of Firsthand Funds, into the Company. The reorganization was completed on April 15, 2011. The Company commenced operations on April 18th, 2011. Under normal circumstances, the Company will invest at least 80% of its assets for investment purposes in technology companies, which are considered to be those companies that derive at least 50% of their revenues from products and/ or services within the information technology sector or the “cleantech” sector. Information technology companies include, but are not limited to, those focused on computer hardware, software, telecommunications, networking, Internet, and consumer electronics. While there is no standard definition of cleantech, it is generally regarded as including goods and services designed to harness renewable energy and materials, eliminate emissions and waste, and reduce the use of natural resources. In addition, under normal circumstances we will invest at least 70% of our assets in privately held companies and in public companies with market capitalizations less than $250 million. Our portfolio is primarily composed of equity and equity derivative securities of technology and cleantech companies (as defined above). These investments have generally ranged between $1 million and $10 million each, although the investment size will vary proportionately with the size of the Company’s capital base. The Company’s shares as of September 30. 2023 were listed on the NASDAQ Global Market under the symbol “SVVC.” Subsequent to September 30, on October 6, 2023, the Company notified NASDAQ of the fund’s intention to voluntarily delist. As of the date these financial statements were issued the Company’s shares are quoted on the OTCQB market under the symbol “SVVC.” Firsthand Capital Management, Inc., which was previously known as SiVest Group, Inc. (“FCM” or the “Advisor”), serves as the investment adviser to the Company.

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

DECEMBER 31, 2025

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On December 31, 2025, our financial statements include venture capital investments valued at approximately $0.2 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the company’s investments.

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

RESTRICTED SECURITIES. At December 31, 2025, we held $169,165 in restricted securities. At December 31, 2024, we held $315,250 in restricted securities.

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

DECEMBER 31, 2025

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

DEFERRED COMPENSATION. On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liability will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payments due to eligible participants are valued using the net asset value of the fund at the time the payments are due. As of December 31, 2025, each of the Fund's eligible directors has deferred 50% of their 2026 and 2025 compensation to the earlier of January 1, 2027, and January 1, 2026, respectively, or their separation of service from the Fund. Since the value of the notional shares track the Fund’s NAV on a quarterly basis, the accrued liability and expense for directors' fees may fluctuate significantly quarter to quarter in response to fluctuations in the Fund’s NAV. It is intended and expected that any eventual payout of the accrued liability calculated based on the notional shares shall be commensurate with the deferred portion of director compensation and would only be greater if the Fund’s NAV increased subsequent to the date(s) of the quarterly compensation deferral.

SEGMENT REPORTING In accordance with the FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), the Fund has evaluated its business activities and determined that it operates as a single reportable segment. The Fund's investment activities are managed by the Principal Financial Officer, which serves as the Chief Operating Decision Maker ("CODM"). The Principal Officer is responsible for assessing the Fund's financial performance and allocating resources. In making these assessments, the Principal Financial Officer evaluates the Fund's financial results on an aggregated basis, rather than by separate segments,  As such, the Fund does not allocate operating expenses or assets to multiple segments, and accordingly, no additional segment disclosures are required. There were no intra-entity sales or transfer during the reporting period.. The Fund primarily generates income through dividends, interest, and realized/unrealized gains on its investment portfolio. Expenses incurred, including management fees, fund operating expenses, and transaction costs, are considered general Fund-level expenses and are not allocated to specific segments or business lines. Management has determined that the Fund does not meet the criteria for disaggregated segment reporting under ASU 2023-07 and will continue to evaluate its reporting requirements in accordance with applicable accounting standards.

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

DECEMBER 31, 2025

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2025, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the year ended December 31, 2025, there were no Incentive fee adjustments. For the year ended December 31, 2024, there were no incentive fee adjustments. For the year ended December 31, 2023, there were no incentive fee adjustments.

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

DECEMBER 31, 2025

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2025:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$167,642
Automotive	—	—	0
Total Common Stocks	—	—	167,642
Preferred Stocks
Automotive	—	—	0
Medical Devices	—	—	0
Semiconductor Equipment	—	—	0
Total Preferred Stocks	—	—	0
Convertible Notes and Non-Convertible Notes
Automotive	—	—	0
Medical Devices	—	—	1,523
Semiconductor Equipment	—	—	0
Total Convertible and Non-Convertible Notes	—	—	1,523
Investment Companies	56,271	—	—
Total	$56,271	$—	$169,165

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

The following is a summary of the inputs used to value the Company’s net assets as of December 31, 2024.

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$-	$-	$260,497
Automotive	-	-	0
Equipment Leasing	-	-	0
Total Common Stocks	-	-	260,497
Preferred Stocks
Automotive	-	-	-
Equipment Leasing	-	-	29,466
Medical Equipment	-	-	0
Semiconductor Equipment	-	-	0
Total Preferred Stocks	-	-	29,466
Convertible and Non-Convertible Notes
Automotive	-	-	0
Medical Devices	-	-	25,287
Semiconductor Equipment	-	-	0
Total Convertible and Non-Convertible Notes	-	-	25,287
Investment Companies	745,224	-	-
Total	$745,224	$-	$315,250

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/24	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 12/31/25
Common Stocks
Advanced Materials	$260,497	$—	$—	$—	$(92,855)	$—	$167,642
Equipment Leasing	—	—	—	(20,000)	20,000	—	—
Total Common Stocks	260,497	—	—	(20,000)	(72,855)	—	167,642
Preferred Stocks
Equipment Leasing	29,466	—	(8,623)	(1,921,377)	1,900,534	—	—
Total Preferred Stocks	29,466	—	(8,623)	(1,921,377)	1,900,534	—	—
Convertible and Non-Convertible Notes
Automotive	—	—	—	(24,129,015)	24,129,015	—	—
Medical Devices	25,287	—	—	—	(23,764)	—	1,523
Total Convertible and Non-Convertible Notes	25,287	—	—	(24,129,015)	24,105,251	—	1,523
Total	$315,250	$—	$(8,623)	$(26,070,392)	$25,932,930	$—	$169,165

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of December 31, 2025 was $(116,619).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value as of December 31, 2024.

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at December 31, 2025:

	FAIR VALUE AT 12/31/25	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.2M	Market Comparable Companies Option Pricing Model	Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	0.8x – 0.9x (0.9x) 5 years (5 years) 50.0% (50%) 3.73% (3.73%) 22.8% (22.8%)

Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(3)	$0 ($0)
Direct venture capital investments: Medical Devices	$0.0M	Market Comparable Companies Market Comparable Transactions	Revenue Multiple(3) Risk Free Rate(3) Going Concern Probability(2) Volatility(3)	0.4x – 0.5x (0.5x) 3.55% (3.55%) 5% (5%) 55% (55%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transactions	Equity Proceeds from Private Transactions(3)	$0 ($0)

(1)	There were no changes to the valuation techniques applied between December 31, 2024 and December 31, 2025.
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the inputs would result in a decrease in the securities valuation; a decrease in the input would result in an increase in the security's valuation.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

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

	FAIR VALUE AT 12/31/24	VALUATION TECHNIQUES(1)	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(2)
Direct venture capital investments: Advanced Materials	$0.3M	Market Comparable Companies Option Pricing Model	Revenue Multiple(3) Years to Maturity(3) Volatility(3) Risk-Free Rate(3) Discount for Lack of Marketability(4)	0.8x – 1.0x (1.0x) 5 years (5 years) 50.0% (50%) 4.38% (4.38%) 22.8% (22.8%)

Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(3)	$0 ($0)
Direct venture capital investments: Equipment Leasing	$0.0M	Cash Value Option Pricing Model	Years to Maturity(3) Volatility(3) Risk-Free Rate(3)	5 years (5 years) 50.0% (50.0%) 4.38% (4.38%)
Direct venture capital investments: Medical Devices	$0.0M	Market Comparable Companies Market Comparable Transactions	Revenue Multiple(3) Risk Free Rate(3) Going Concern Probability(2) Volatility(3)	0.7x – 1.1x (0.9x) 4.27% (4.27%) 10% (10%) 55% (55%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transactions	Equity Proceeds from Private Transactions(3)	$0 ($0)

(1) There were no changes to the valuation techniques applied between December 31, 2024 and December 31, 2025.
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(4)	An increase in the inputs would result in a decrease in the securities valuation; a decrease in the input would result in an increase in the security's valuation.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

The following information is based upon the U.S. federal income tax cost of portfolio investments as of December 31, 2025.
FEDERAL INCOME TAX COST:
Gross unrealized appreciation	—
Gross unrealized depreciation	$(89,689,094)
Net unrealized depreciation	$(89,689,094)
Federal income tax cost, Investments	$89,914,530

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

The Company’s income tax provision consists of the following as of December 31, 2025 and 2024:

	2025	2024
Deferred tax (expense)/benefit
Federal	$-	$-
State	-	-
Total deferred tax (expense)/benefit	$-	$-

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

Components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$3,886,290	$3,243,806
Capital loss carryforward	13,605,036	8,449,388
Net unrealized losses (gains) on investment securities	25,095,009	32,351,042
Total deferred tax assets, net	42,586,335	44,044,236
Valuation allowance	(42,586,335)	(44,044,236)
Net	$-	$-

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

For the year ended December 31, 2025, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account. For the year ended December 31, 2024, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2025, the Company had approximately $8,850 of interest and penalties associated with the underpayment of income taxes.

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

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state of income tax purposes of $13,889,528 which may be carried forward indefinitely.

As of December 31, 2025, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/27	$3,129,665
12/31/28	7,864,982
12/31/29	11,686,668
12/31/30	25,942,832
Total	$48,624,147

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the year ended December 31, 2025.

PURCHASES AND SALES
Purchases of investment securities	$—
Proceeds from sales and maturities of investment securities	$176,101

The Fund may purchase securities from, or sell securities to, an affiliated Fund under specific conditions outlined in procedures adopted by the Board. The procedures have been designed to ensure that any purchase or sale of securities by the Funds from or to another Fund or portfolio that is or could be considered an affiliate by virtue of having a common investment advisor (or affiliated investment advisors), common Trustees, and/or common officers complies with Rule 17a-7 of the 1940 Act. Further, as defined under the procedures, each transaction is effected at the current market price. Pursuant to these procedures, for the year ended December 31, 2025, Firsthand Technology Value Fund did not purchase or sell securities to an affiliated fund.

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

DECEMBER 31, 2025

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

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2024, through December 31, 2025, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/25	SHARES HELD AT 12/31/25
Equipment Leasing
EQX Capital, Inc. Common Stock*	$—	$—	$—	$—	$(20,000)	$20,000	$—	—
EQX Capital, Inc. Series A Preferred Stock*	29,466	—	—	(8,623)	(1,921,377)	1,900,534	—	—
Total Equipment Leasing	$29,466		$—	(8,623)	$(1,941,377)	$1,920,534	$—	—
Aerospace
Hera Systems, Inc. Convertible Note*	—	—	—	(11,116)	11,116	—	—	—
Hera Systems, Inc. Series C Preferred*	—	—	—	(156,362)	156,362	—	—	—
Total Aerospace	—	—	—	(167,478)	167,478	—	—	—
Medical Devices
IntraOp Medical Corp. Convertible Note*	9,966	—	—	—	—	(9,366)	600	10,961,129
IntraOp Medical Corp. Convertible Note*	1,182	—	—	—	—	(1,111)	71	1,300,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(426)	28	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(427)	28	500,000
IntraOp Medical Corp. Convertible Note*	682	—	—	—	—	(641)	41	750,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(427)	28	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(854)	55	1,000,000
IntraOp Medical Corp. Convertible Note*	454	—	—	—	—	(426)	28	500,000
IntraOp Medical Corp. Convertible Note*	364	—	—	—	—	(342)	22	400,000
IntraOp Medical Corp. Term Note*	2,728	—	—	—	—	(2,564)	164	3,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(428)	27	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(854)	55	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(428)	27	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(428)	27	500,000
IntraOp Medical Corp. Convertible Note*	909	—	—	—	—	(854)	55	1,000,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(428)	27	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(428)	27	500,000
IntraOp Medical Corp. Convertible Note*	455	—	—	—	—	(428)	27	500,000
IntraOp Medical Corp. Convertible Note*	182	—	—	—	—	(171)	11	200,000
IntraOp Medical Corp. Convertible Note*	636	—	—	—	—	(598)	38	700,000
IntraOp Medical Corp. Convertible Note*	136	—	—	—	—	(128)	8	150,000
IntraOp Medical Corp. Convertible Note*	318	—	—	—	—	(299)	19	350,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/25	SHARES HELD AT 12/31/25
IntraOp Medical Corp. Series C Preferred Stock*	$—	$—	$—	—	$—	$—	$—	26,856,187
IntraOp Medical Corp. Term Note*	1,818	—	—	—	—	(1,708)	110	2,000,000
Total Medical Devices	$25,287		$—	—	$—	$(23,764)	$1,523
Semiconductor Equipment
Revasum, Inc. CDIs*(1)	—	—	—	—	—	—	—	39,774,889
Total Semiconductor Equipment	$—	—	$—	—	$—		$—	—
Advanced Materials
UCT Coatings, Inc. Common Stock	260,497	—	—	—	—	(92,855)	167,642	1,500,000
Total Advanced Materials	$260,497		$—	—	$—	$(92,855)	$167,642
Automotive
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(200,000)	200,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(185,000)	185,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(65,000)	65,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(2,000,000)	2,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(135,000)	135,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(165,000)	165,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(40,000)	—	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(700,000)	700,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(300,000)	300,000	—	—

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/24	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/25	SHARES HELD AT 12/31/25
Wrightspeed, Inc. Convertible Note*	$—	$—	$—	—	$(1,000,000)	$1,000,000	$—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,000,000)	1,000,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,200,000)	1,200,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,400,000)	1,400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(250,000)	250,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(400,000)	400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(375,000)	375,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(400,000)	400,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(1,050,000)	1,050,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(900,000)	900,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(750,000)	750,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(4,929,015)	4,929,015	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(125,000)	125,000	—	—
Wrightspeed, Inc. Convertible Note*	—	—	—	—	(100,000)	100,000	—	—
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Series AA Preferred Stock*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—		$—		$(24,169,015)	$24,129,015	$—
Total Affiliates and Controlled Investments	$315,250		$—	$(176,101)	$(25,942,914)	$25,932,930	$169,165
Total Affiliates	260,497		—		—	(92,855)	167,642
Total Controlled Investments	$54,753		$—	$(176,101)	$(25,942,914)	$26,025,785	$1,523

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2023, through December 31, 2024, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
Equipment Leasing
EQX Capital, Inc. Common Stock*	$55	$-	$-	$-	$-	$(55	$-	100,000
EQX Capital, Inc. Series A Preferred Stock*	110,172	-	-	(20,000)	-	(60,706)	29,466	1,930,000
Total Equipment Leasing	$110,227		$-		$-	$(60,761)	$29,466
Aerospace
Hera Systems, Inc. Convertible Note*	3,431,683	-	-	(4,866,666)	(493,125)	1,928,108	-	-
Hera Systems, Inc. Convertible Note*	768,317	-	80,000	(1,089,594)	(110,406)	431,683	-	-
Hera Systems, Inc. Series A Preferred*	-	-	-	(4)	(1,999,996)	2,000,000	-	-
Hera Systems, Inc. Series B Preferred*	-	2,441	-	(144,249)	(6,445,294)	6,587,102	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series B Warrants*	-	-	-	-	-	-	-	-
Hera Systems, Inc. Series C Preferred*	-	-	-	(12,153	(2,637,847)	2,650,000	-	-
Total Aerospace	$4,200,000		$80,000		$(11,686,668)	$13,596,893	$-
Medical Devices
IntraOp Medical Corp. Convertible Note*	34,570	-	-	-	-	(24,604)	9,966	10,961,129
IntraOp Medical Corp. Convertible Note*	4,100	-	-	-	-	(2,918)	1,182	1,300,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,123)	454	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,123)	454	500,000
IntraOp Medical Corp. Convertible Note*	3,154	-	-	-	-	(2,245)	909	1,000,000
IntraOp Medical Corp. Convertible Note*	1,261	-	-	-	-	(897)	364	400,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	2,365	-	-	-	-	(1,683)	682	750,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
IntraOp Medical Corp. Convertible Note*	$1,577	$-	$-	$-	$-	$(1,122)	$455	500,000
IntraOp Medical Corp. Convertible Note*	3,154	-	-	-	-	(2,245)	909	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	1,577	-	-	-	-	(1,122)	455	500,000
IntraOp Medical Corp. Convertible Note*	631	-	-	-	-	(449)	182	200,000
IntraOp Medical Corp. Convertible Note*	2,208	-	-	-	-	(1,572)	636	700,000
IntraOp Medical Corp. Convertible Note*	473	-	-	-	-	(337)	136	150,000
IntraOp Medical Corp. Convertible Note*	1,104	-	-	-	-	(786)	318	350,000
IntraOp Medical Corp. Convertible Note*	3,154					(2,245)	909	1,000,000
IntraOp Medical Corp. Convertible Note*	1,577					(1,122)	455	500,000
IntraOp Medical Corp. Series C Preferred*	-	-	-	-	-	-	-	26,856,187
IntraOp Medical Corp. Term Note*	6,308	-	-	-	-	(4,490)	1,818	2,000,000
IntraOp Medical Corp. Term Note*	9,461	-	-	-	-	(6,733)	2,728	3,000,000
Total Medical Devices	$87,713		$-		$-	$(62,426)	$25,287
Semiconductor Equipment
Revasum, Inc. CDI*(1)	3,862,405	-	-	-	-	(3,862,405)	-	39,774,889
Total Semiconductor Equipment	$3,862,405		$-	-	$-	$(3,862,405)	$-
Advanced Materials
UCT Coatings, Inc. Common Stock	299,932	-	-	-	-	(39,435)	260,497	1,500,000
Total Advanced Materials	$299,932		$-		$-	$(39,435)	$260,497
Automotive
Wrightspeed, Inc. Common Stock*	-	-	-	-	-	-	-	69,102
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	200,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	100,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	125,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	165,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	135,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	700,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	65,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	185,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	300,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	400,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	2,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,400,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,200,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	250,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,050,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	400,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	375,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	900,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	750,000
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	4,929,015
Wrightspeed, Inc. Convertible Note*	-	-	-	-	-	-	-	1,000,000
Wrightspeed, Inc. Convertible Note*	-	-	-	(40,000)	-	40,000	-	-

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/23	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 12/31/24	SHARES HELD AT 12/31/24
Wrightspeed, Inc. Series AA Preferred*	$-	$-	$-	$-	$-	$-	$-	60,733,693
Total Automotive	$-		$-		$-	$40,000	$-
Total Affiliates and Controlled Investments	$8,560,277		$80,000		$(11,686,668)	$9,611,866	$315,250
Total Affiliates	299,932		-		-	(39,435)	260,497
Total Controlled Investments	$8,260,345		$80,000		$(11,686,668)	$9,651,301	$54,753

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements - continued

DECEMBER 31, 2025

As of December 31, 2025, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of  IntraOp Medical Corp., Revasum, Inc. and Wrightspeed, Inc. As of December 31, 2025, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts

Unconsolidated Significant Subsidiaries

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

DECEMBER 31, 2025

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

NOTE 12. BENEFICIAL OWNERSHIP

The beneficial ownership, either directly or indirectly, of more than 25% of the voting securities of a portfolio creates a presumption of control of the Portfolio under Section 2(a)(9) of the 1940 Act. As of December 31, 2025, Star Equity Fund L.P. held 29.45% of the voting securities of the Fund.

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATORY UPDATES

In December 2023, the FASB issued Accounting Standards Update 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Fund has adopted ASU 2023-09 and all required disclosures have been made.

NOTE 14. LEGAL PROCEEDINGS

As of 12/31/2025, the Fund was engaged in multiple legal proceedings as described below.

VestedCap v. IntraOp Medical Corp., et. al.

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

On January 22, 2025, VestedCap ame

nded its complaint and added the Fund as an additional co-defendant. In the amended complaint, VestedCap has asserted the following claims against the Fund:  wire fraud, violations of the RICO Act, fraud and deceit, conversion, and declaratory relief.  VestedCap has also asserted that the Fund is the alter ego of co-defendants IntraOp Medical Corporation and Kevin Landis and therefore should be a party to the case.  On January 16, 2026, VestedCap filed a Second Amended Complaint.  The Second Amended Complaint asserts no new causes of action but does contain revised factual allegations in connection with the previously asserted fraud claims.

The Fund believes that the allegations in the operative complaint lack merit and has filed an answer denying all wrongdoing.  The Fund intends to vigorously defend itself.  The parties have exchanged documents and written discovery responses.  Some depositions have been taken and others will occur during March and April 2026.  The case has not been set for trial but the Court has scheduled a trial setting conference for late- April 2026.  A trial in 2027 is expected.

Star Equity Fund L.P. v. Firsthand Capital Management, Inc., et al.

On February 28, 2025, Star Equity Fund, L.P., an investor in Firsthand Technology Value Fund, filed a lawsuit against the Fund, Firsthand Capital Management Company, and various individual defendants.  The lawsuit asserts derivative claims on behalf of the Fund.  Specifically, it asserts counts against the Management Company for alleged violations of Section 10(b) of the Securities Exchange Act of 1934; (II) violations of Section 20(a) of the Securities Exchange Act of 1934; (III) breach of fiduciary duties; (V) appointment of a receiver; and (VI) aiding and abetting breaches of fiduciary duties.  Star Equity has also asserted a direct cause of action against the Management Company (Count IV) as a purported third-party beneficiary of the management agreement between the Management Company and the Fund.  The Fund and the Management Company deny all allegations of wrongdoing.

On September 18, 2025, the Fund and the Management Company filed motions to dismiss Star Equity’s Complaint.  In response, Star Equity voluntarily dismissed its direct and derivative breach of fiduciary duty claim, its direct and derivative breach of contract claim, and its aiding and abetting the breach of fiduciary duty claim. The dismissals were without prejudice and the claims may be re-filed. The other asserted claims remain subject to the pending motion to dismiss.  That motion will likely be decided in March or April 2026.

NOTE 15. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2025, the Company incurred a net loss of $1,286,068 and had negative cash flows from operations of $2,512.  As of that date, the Company’s liabilities exceeded its assets by $235,128. These conditions, along with other matters, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to mitigate these conditions include sale of assets, liquidation of Company, infusion of cash from Advisor, raising capital, and reducing overhead costs. While management believes these plans are probable, there is no guarantee they will be successful. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025, and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

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

Our management evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Part III

Item 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2025 (the “2025 Proxy Statement”), which information is incorporated herein by reference.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2025, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Item 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

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

FIRSTHAND TECHNOLOGY VALUE FUND, INC.
Date: March 30, 2026	By:
Kevin Landis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Landis	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 30, 2026
Kevin Landis

*	Director	March 30, 2026
Greg Burglin

*	Director	March 30, 2026
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