Form 10-Q
period 2026-03-31
Firsthand Technology Value Fund, Inc.
filed 2026-05-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common Stock, $0.001 par value per share	6,892,540

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 31, 2026 was approximately $84,000 (computed using the closing price of $0.02 per share of Common Stock on March 31, 2026, as reported by OTC Markets Group).

As of March 31, 2026, Firsthand Technology Value Fund had 6,892,540 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Assets and Liabilities as of March 31, 2026 (Unaudited) and December 31, 2025	2
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2026, and March 31, 2025	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2026, and March 31, 2025	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended March 31, 2026, and March 31, 2025	5
Selected Per Share Data and Ratios for the Three Months Ended March 31, 2026 (Unaudited) (Consolidated), for the Year Ended December 31, 2025 (Consolidated), for the Year Ended December 31, 2024 (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), and for the Year Ended December 31, 2021 (Consolidated)	6
Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) and for the Year Ended December 31, 2025	7
Notes to Consolidated Financial Statements (Unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	37
PART II. OTHER INFORMATION	38
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	41
SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF MARCH 31, 2026 (UNAUDITED)	AS OF DECEMBER 31, 2025
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,002,116 *	$1,056,271 *
Affiliated investments at acquisition cost	662,235	662,235
Controlled investments at acquisition cost	88,196,024	88,196,024
Total acquisition cost	$89,860,375	$89,914,530
Unaffiliated investments at market value	$2,116 *	$56,271 *
Affiliated investments at market value	143,560	167,642
Controlled investments at market value	754	1,523
Total Market value (Note 6)	146,430	225,436
Receivable from dividends and interest	40	505
Other assets	40,000	44,220
Total Assets	186,470	270,161
LIABILITIES
Payable to affiliates (Note 2)	320,997	21,010
Deferred directors’ fees payable (Note 2)	37,500	33,384
Consulting fee payable	6,000	3,000
Accrued taxes	—	268,701
Accrued expenses and other payables	266,030	179,194
Total Liabilities	630,527	505,289
NET ASSETS	$(444,057)	$(235,128)

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893	$6,893
Paid-in-capital	176,770,722	176,770,722
Total distributable earnings (loss)	(177,221,672)	(177,012,743)
NET ASSETS	$(444,057)	$(235,128)

Shares of Common Stock outstanding	7,016,432	7,016,432
Shares of Treasury Stock outstanding	(123,892)	(123,892)
Total Shares of Common Stock outstanding	6,892,540	6,892,540
Net asset value per share (Note 2)	$0.00	$0.00

*	Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 03/31/26 and 12/31/25 were 3.55% and 3.66%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2026	MARCH 31, 2025
INVESTMENT INCOME
Unaffiliated interest	$140	$5,965
TOTAL INVESTMENT INCOME	140	5,965

EXPENSES
Investment advisory fees (Note 4)	1,081	7,378
Administration fees	28,985	29,091
Custody fees	4,860	3,302
Transfer agent fees	4,963	5,530
Registration and filing fees	2,954	3,087
Professional fees	42,706	54,330
Printing fees	250	500
Directors’ fees	12,500	12,500
Deferred Directors' fees (Note 2)	37,047	(45,922)
Compliance fees	27,206	27,206
Miscellaneous fees	21,687	22,181
TOTAL GROSS EXPENSES	184,239	119,183
TOTAL NET EXPENSES	184,239	119,183
NET INVESTMENT (LOSS), BEFORE TAXES	(184,099)	(113,218)
Tax Expense	—	—
Net Investment (loss), net of taxes	(184,099)	(113,218)
Net Realized and Unrealized (Loss) on Investments:	–	–
Net realized (losses) from security transactions on:
Unaffiliated	–	–
Net realized gain (Losses)	–	–
Net change in unrealized (depreciation) on:
Affiliated/controlled investments and foreign currency	(24,830)	(110,240)
Net change in unrealized (depreciation)	(24,830)	(110,240)
Net Realized and Unrealized (Loss) on Investments	(24,830)	(110,240)
Net Decrease In Net Assets Resulting From Operations	$(208,929)	$(223,458)
Net Decrease In Net Assets Per Share Resulting From Operations (1)	$0.00	$(0.03)

(1)	Per share results are calculated based on weighted average shares outstanding for each period.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026	FOR THE THREE MONTHS ENDED MARCH 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(208,929)	$(223,458)
Net purchases/sales from short-term investments	54,176	292,065
(Increase) decrease in dividends, interest, and reclaims receivable	465	1,107
Increase (decrease) in payable to affiliates	299,987	6,997
(Increase) decrease in other assets	4,220	(59,410)
Increase (decrease) in accrued expenses and other payables	(174,749)	(127,517)
Net unrealized (appreciation) depreciation from investments	24,830	110,240
Net cash provided by (used in) operating activities	—	24

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	24
Cash - beginning of period	—	2,512
Cash - end of period	$—	$2,536

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026	FOR THE THREE MONTHS ENDED MARCH 31, 2025
FROM OPERATIONS:
Net investment loss	$(184,099)	$(113,218)
Net change in unrealized (depreciation) on investments	(24,830)	(110,240)
Net decrease in net assets from operations	(208,929)	(223,458)
TOTAL DECREASE IN NET ASSETS	(208,929)	(223,458)
NET ASSETS:
Beginning of period	(235,128)	1,060,679
End of period	$(444,057)	$(837,221)
COMMON STOCK ACTIVITY:
Shares outstanding, beginning of period	6,892,540	6,893,056
Shares outstanding, end of period	6,892,540	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE THREE MONTHS ENDED MARCH 31, 2026 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
Net asset value at beginning of period	$—		$0.15	$0.18	$4.44	$13.75	$14.82
Income from investment operations:
Net investment income (loss), before deferred taxes(1)	(0.03)		(0.19)	0.27	0.16	(1.81)	0.44
Net realized and unrealized gains/(losses) on investments	0.03 *		0.04 *	(0.30)	(4.42)	(7.50)	(1.51)
Total from investment operations	—		(0.15)	(0.03)	(4.26)	(9.31)	(1.07)
Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	—	—
Net asset value at end of period	$0.00		$0.00	$0.15	$0.18	$4.44	$13.75
Market value at end of period	$0.02		$0.02	$0.06	$0.30	$0.95	$4.01

Total Return
Based on Net Asset Value	—	(A)	(100.00)%	(16.67)%	(95.95)%	(67.71)%	(7.22)%
Based on Market Value	—%	(A)	(66.67)%	(80.00)%	(68.42)%	(76.31)%	(10.29)%

Net assets at end of period (millions)	$(0.4)		$(0.2)	$1.1	$1.3	$30.6	$94.8
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	220.03%	(B)	195.30%	(195.48)%	(7.21)%	4.11%	3.12%
Tax expense(2)(3)	—		32.42%	14.28%	—	—	—
Total expenses	220.03%	(B)	227.72%	(181.20)%	(7.21)%	4.11%	3.12%
Total expenses, excluding incentive fees and deferred tax expense	220.03%	(B)	195.30%	(195.48)%	(7.21)%	4.11%	3.12%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	220.03%	(B)	195.30%	121.49%	11.91%	4.11%	3.12%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	(219.86)%	(B)	(225.32)%	206.76%	8.13%	(20.96)%	2.94%
Net investment income (loss) before fee waiver	(219.86)%	(B)	(225.32)%	(110.22)%	(10.99)%	(20.96)%	2.94%
Portfolio turnover rate	0%	(A)	0%	0%	1%	15%	16%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense and tax benefit are based on average net assets.
(A)	Not Annualized.
(B)	Annualized.
*	Includes an adjustment of .03 for March 31,2026 and .04 for December 31, 2025 to increase NAV to 0.00

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

March 31, 2026 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP.
((0.2%)) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/11/2019	500,000	$500,000	$13
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/22/2021	1,000,000	1,000,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/29/2019	500,000	500,000	13
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/6/2021	500,000	500,000	14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	11/12/2021	500,000	500,000	14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	11/29/2021	500,000	500,000	14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	12/31/2018	10,961,129	10,961,129	297
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	2/27/2020	1,000,000	1,000,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	2/28/2022	200,000	200,000	5
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	3/25/2020	500,000	500,000	14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	3/30/2022	150,000	150,000	4
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	3/8/2020	400,000	400,000	11
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	4/20/2021	1,000,000	1,000,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	4/6/2022	350,000	350,000	9

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2026 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	6/10/2021	500,000	$500,000	$14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	6/10/2022	700,000	700,000	19
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	7/12/2019	1,300,000	1,300,000	35
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	7/16/2021	500,000	500,000	14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	7/31/2020	500,000	500,000	14
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	8/28/2020	750,000	750,000	20
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	9/22/2021	500,000	500,000	14
	Preferred Stock *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2026	8%	2/10/2017	2,000,000	2,000,000	54
	Term Note (1)(2)(4)(6)	12/31/2026	8%	2/28/2014	3,000,000	3,000,000	81
							754

LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016 - 10/3/2022	39,774,889	9,268,219	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

March 31, 2026 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. ((32.3%)) Advanced Materials	Common Stock *(1)(3)(4)			4/18/2011	1,500,000	$662,235	$143,560

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)			6/7/2019	69,102	7,460,850	0
	Preferred Stock *(1)(2)(4)	6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
							0

INVESTMENT COMPANY ((0.5%))	Fidelity Investments Money Market Treasury Portfolio - Class I 3.55% (5)(7)			Various	2,116	2,116	2,116

TOTAL INVESTMENTS (Cost $89,860,375) — (33.0%)							146,430
OTHER LIABILITIES IN EXCESS OF OTHER ASSETS — 133.0%							(590,487)
NET ASSETS — 100.0%							$(444,057)

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI: CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined in good faith by Firsthand Capital Management, Inc. ("FCM" or the "Advisor") as the valuation designee under Rule 2a-5 under the 1940 Act, subject to oversight by the Board (see Note 3). At March 31, 2026, we held $144,314 (or (32.5)% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (-32.5% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on March 31, 2026 valuation no such interest accrued during period ended March 31, 2026.
(7)	The rate shown is the 7 day annualized yield at March 31, 2026.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP.
((0.6%)) Medical Devices	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/11/2019	500,000	$500,000	$27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/22/2021	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/29/2019	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	10/6/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	11/12/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	11/29/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	12/31/2018	10,961,129	10,961,129	600
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	2/27/2020	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	2/28/2022	200,000	200,000	11
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	3/25/2020	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	3/30/2022	150,000	150,000	8
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	3/8/2020	400,000	400,000	22
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	4/20/2021	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%	4/6/2022	350,000	350,000	19

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments - continued

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			6/10/2021	500,000	$500,000	$28
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			6/10/2022	700,000	700,000	38
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			7/12/2019	1,300,000	1,300,000	71
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			7/16/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			7/31/2020	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			8/28/2020	750,000	750,000	41
	Convertible Note (1)(2)(4)(6)	12/31/2026	15%			9/22/2021	500,000	500,000	27
	Preferred Stock - Series C *(1)(2)(4)					7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	12/31/2026	8%			2/10/2017	2,000,000	2,000,000	110
	Term Note (1)(2)(4)(6)	12/31/2026	8%			2/28/2014	3,000,000	3,000,000	164
									1,523

LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)					7/3/2018	869,792	1,000,000	0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	9,268,218	0

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

March 31, 2026 (UNAUDITED)

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

MARCH 31, 2026 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by the Advisor as the valuation designee appointed by the Board of Directors, and subject to oversight by the Board of Directors. On March 31, 2026, our financial statements include venture capital investments valued at approximately $0.1 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES. At March 31, 2026, we held $144,314, in restricted securities. At December 31, 2025, we held $169,165. in restricted securities.

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

MARCH 31, 2026 (UNAUDITED)

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

DEFERRED COMPENSATION.

On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liability will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payments due to eligible participants are valued using the net asset value of the fund at the time the payments are due. On December 31, 2025, the Plan was amended to address if the NAV was $0.00. Notational cash would be recorded in lieu of notational shares. As of March 31, 2026, each of the Fund's eligible directors has deferred 50% of their 2026 and 2025 compensation to the earlier of January 1, 2027, and January 1, 2026, respectively, or their separation of service from the Fund. Since the value of the notional shares track the Fund’s NAV on a quarterly basis, the accrued liability and expense for directors' fees may fluctuate significantly quarter to quarter in response to fluctuations in the Fund’s NAV. It is intended and expected that any eventual payout of the accrued liability calculated based on the notional shares shall be commensurate with the deferred portion of director compensation and would only be greater if the Fund’s NAV increased subsequent to the date(s) of the quarterly compensation deferral.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2026 (UNAUDITED)

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

MARCH 31, 2026 (UNAUDITED)

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

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on April 15, 2011, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, provided that the incentive fee determined as of December 31, 2026, will be calculated for a period of shorter than twelve calendar months to take into account any realized gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended March 31, 2026, there were no Incentive fee adjustments.

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

MARCH 31, 2026 (UNAUDITED)

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

MARCH 31, 2026 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2026 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of March 31, 2026:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$143,560
Total Common Stocks	—	—	143,560
Preferred Stocks
Total Preferred Stocks	—	—	—
Convertible and Non-Convertible Notes
Medical Devices	—	—	754
Total Convertible and Non-Convertible Notes	—	—	754
Mutual Funds	2,116	—	—
Total	$2,116	$—	$144,314

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

MARCH 31, 2026 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/25	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 03/31/26
Common Stocks
Advanced Materials	$167,642	$—	$—	$—	$(24,082)	$—	$143,560
Total Common Stocks	167,642	—	—	—	(24,082)	—	143,560
Preferred Stocks
Total Preferred Stocks	—	—	—	—	—	—	—
Convertible and Non-Convertible Notes
Medical Devices	1,523	—	—	—	(769)	—	754
Total Convertible and Non-Convertible Notes	1,523	—	—	—	(769)	—	754
Total	$169,165	$—	$—	$—	$(24,851)	$—	$144,314

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of March 31, 2026 was $(24,851).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2026 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at March 31, 2026:

	FAIR VALUE AT 03/31/26	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.1M	Market Comparable Companies Option Pricing Model	Revenue Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3)	0.7x – 0.8x (0.8x) 5 years (5 years) 50.0% (50%) 3.92% (3.92%) 22.8% (22.8%)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(2)	$0 ($0)
Direct venture capital investments: Medical Devices	$0.0M	Cash Value Market Comparable Companies Market Comparable Transactions	Revenue Multiple(2) Risk Free Rate(2) Going Concern Probability(1) Volatility(2)	0.3x – 0.5x (0.4x) 3.81% (3.81%) 5% (10%) 55% (55%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transactions	Equity Proceeds from Private Transactions(2)	$0 ($0)

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the inputs would result in a decrease in the securities valuation; a decrease in the input would result in an increase in the security's valuation.

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

MARCH 31, 2026 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of March 31, 2026.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	$—
Gross unrealized depreciation	(89,713,945)
Net unrealized depreciation	$(89,713,945)
Federal income tax cost, Investments	$89,860,375

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

The Company’s income tax provision consists of the following as of December 31, 2025:

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2026 (UNAUDITED)

Components of the Company’s deferred tax assets and liabilities as of December 31, 2025 are as follows:

AMOUNT
Deferred tax assets:
Net operating loss carryforward	$3,886,290
Capital loss carryforward	13,605,036
Net unrealized losses (gains) on investment securities	25,095,009
Total deferred tax assets, net	42,586,335
Valuation allowance	(42,586,335)
Net	$—

For the year ended December 31, 2025, the Company had an effective tax rate of 0% and a statutory tax rate of 21% (27.98% with state income tax) with the difference being attributable to changes in the components of the deferred tax assets and the valuation allowance account.

The effective tax rate and statutory federal income tax rate for the three-month periods ended March 31, 2026 and 2025 were as follows:

	THREE MONTHS ENDED MARCH 31, 2026	THREE MONTHS ENDED MARCH 31, 2025
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

The variance in the effective tax rate and statutory federal income tax rate for the three-month period ended March 31, 2026, is the result of changes in the deferred tax assets and related valuation allowance account. At March 31, 2026, the Company has established a full valuation allowance on its net deferred tax assets.

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

MARCH 31, 2026 (UNAUDITED)

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of December 31, 2025, the Company had $8,850 of interest and penalties associated with underpayment of income taxes.

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

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state of income tax purposes of $13,889,528, which may be carried forward indefinitely.

As of December 31, 2025, the Company had net capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/27	3,129,665
12/31/28	7,864,982
12/31/29	11,686,668
12/31/30	25,942,832
Total	$48,624,147

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended March 31, 2026.

PURCHASES AND SALES
Purchase of investment securities	$—
Proceeds from sales and maturities of investment securities	$—

The Fund may purchase securities from, or sell securities to, an affiliated Fund under specific conditions outlined in procedures adopted by the Board. The procedures have been designed to ensure that any purchase or sale of securities by the Funds from or to another Fund or portfolio that is or could be considered an affiliate by virtue of having a common investment advisor (or affiliated investment advisors), common Trustees, and/or common officers complies with Rule 17a-7 of the 1940 Act. Further, as defined under the procedures, each transaction is effected at the current market price. Pursuant to these procedures, for the three months ended March 31, 2026, Firsthand Technology Value Fund did not purchase or sell securities to an affiliated fund.

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

MARCH 31, 2026 (UNAUDITED)

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

MARCH 31, 2026 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2025, through March 31, 2026, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/25	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 3/31/26	SHARES HELD AT 3/31/26
Medical Devices
IntraOp Medical Corp. Convertible Note*	600	—	—	—	—	(303)	297	10,961,129
IntraOp Medical Corp. Convertible Note*	71	—	—	—	—	(36)	35	1,300,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	(15)	13	500,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	(15)	14	500,000
IntraOp Medical Corp. Convertible Note*	41	—	—	—	—	(21)	20	750,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	55	—	—	—	—	(28)	27	1,000,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	(15)	13	500,000
IntraOp Medical Corp. Convertible Note*	22	—	—	—	—	(11)	11	400,000
IntraOp Medical Corp. Term Note*	164	—	—	—	—	(83)	81	3,000,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	55	—	—	—	—	(28)	27	1,000,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	55	—	—	—	—	(28)	27	1,000,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	(13)	14	500,000
IntraOp Medical Corp. Convertible Note*	11	—	—	—	—	(6)	5	200,000
IntraOp Medical Corp. Convertible Note*	38	—	—	—	—	(19)	19	700,000
IntraOp Medical Corp. Convertible Note*	8	—	—	—	—	(4)	4	150,000
IntraOp Medical Corp. Convertible Note*	19	—	—	—	—	(10)	9	350,000
IntraOp Medical Corp. Preferred Stock*	0	—	—	—	—	—	0	26,856,187
IntraOp Medical Corp. Term Note*	110	—	—	—	—	(56)	54	2,000,000
Total Medical Devices	$1,523	—	$—	—	—	$(769)	$754
Semiconductor Equipment
Revasum, Inc. CDIs*(1)	0	—	—	—	—	—	0	39,774,889
Total Semiconductor Equipment	$0	—	$—	—	—	$—	$0

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2026 (UNAUDITED)

Advanced Materials
UCT Coatings, Inc. Common Stock	167,642	—	—	—	—	(24,082)	143,560	1,500,000
Total Advanced Materials	$167,642	—	$—	—	—	$(24,082)	$143,560
Automotive
Wrightspeed, Inc. Common Stock*	0	—	—	—	—	—	0	69,102
Wrightspeed, Inc. Preferred Stock*	0	—	—	—	—	—	0	60,733,693
Total Automotive	$0	—	$—	—	—	$—	$0
Total Affiliates and Controlled Investments	$169,165	—	$—	—	$—	$(24,851)	$144,314
Total Affiliates	167,642	—	—	—	—	(24,082)	143,560
Total Controlled Investments	$1,523	—	$—	—	$—	$(769)	$754

*	Controlled Investments.
(1)	CDI CHESS Depositary Interests

As of March 31, 2026, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of March 31, 2026, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

MARCH 31, 2026 (UNAUDITED)

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

NOTE 12. LITIGATION

As of 3/31/2026, the Fund was engaged in multiple legal proceedings as described below.

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

On September 18, 2025, the Fund and the Management Company filed motions to dismiss Star Equity’s Complaint.  In response, Star Equity voluntarily dismissed its direct and derivative breach of fiduciary duty claim, its direct and derivative breach of contract claim, and its aiding and abetting the breach of fiduciary duty claim.  The dismissals were without prejudice and the claims may be re-filed.  The Court then dismissed the remaining claims against all defendants on  March 30, 2026.  Star Equity filed an appeal on  April 29, 2026.

NOTE 13. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the normal course of business for the foreseeable future. During the period ended March 31, 2026, the Company incurred a net loss of $184,099 and had no cash flows from operations.  As of  that date, the Company’s liabilities exceeded its assets by $444,057. These conditions, along with other matters, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 14. SUBSEQUENT EVENTS

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately 0.1 million as of March 31, 2026, as compared to approximately $0.2 million as of December 31, 2025.

The following table summarizes the fair value of our investment portfolio by industry sector as of March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Advanced Materials	(32.3)%	(71.3)%
Medical Devices	(0.2)%	(0.6)%
Equipment Leasing	0.0%	0.0%
Semiconductor Equipment	0.0%	0.0%
Automotive	0.0%	0.0%
Investment Companies	(0.5)	(23.9)
Other Liabilities in Excess of Other Assets	133.0	195.8
Net Assets	100%	100%

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025.

INVESTMENT INCOME

For the three months ended March 31, 2026, we had investment income of $140 primarily attributable to interest accrued on money market funds.

For the three months ended March 31, 2025, we had investment income of $5,965 primarily attributable to interest accrued on money market funds.

The lower level of investment income in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to decrease in investment in money market.

OPERATING EXPENSES

Operating expenses totaled approximately $184,239 during the three months ended March 31, 2026, and $119,183 during the three months ended March 31, 2025.

Significant components of net operating expenses for the three months ended March 31, 2026 were management fee expense of $1,081 (see Note 4), professional fees (audit, legal, and consulting) of $42,706, director fees of $12,500, administration fees of $28,985, and compliance fees $27,206.

Significant components of net operating expenses for the three months ended March 31, 2025, were management fee expense of $7,378 (see Note 4), professional fees (audit, legal, and consulting) of $54,330, director fees of $12,500, administration fees of $29,091, and compliance fees $27,206.

The higher level of net operating expenses for the three months ended ended March 31, 2026, compared to the three months ended March 31, 2025, is primarily attributable to an increase in deferred director fees.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(184,099) for the three months ended March 31, 2026, and $(113,218) for the three months ended March 31, 2025.

The larger net investment loss for the three months ended March 31, 2026, as compared that for the three months ended March 31, 2025, is primarily attributable to an increase in deferred director fees.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended March 31, 2026, and March 31, 2025, is shown below.

Three Months Ended March 31, 2026
Realized losses	$—
Net change in unrealized depreciation on investments	(24,830)
Net realized and unrealized losses on investments	$(24,830)

As of March 31, 2026
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(89,713,945)
Net unrealized depreciation on portfolio investments	$(89,713,945)

Three Months Ended March 31, 2025
Realized losses	$—
Net change in unrealized depreciation on investments	(110,240)
Net realized and unrealized losses on investments	$(110,240)

As of March 31, 2025
Gross unrealized appreciation on portfolio investments	$—
Gross unrealized depreciation on portfolio investments	(115,732,292)
Net unrealized depreciation on portfolio investments	$(115,732,292)

During the three months ended March 31, 2026, we recognized no net realized gains/(losses).

During the three months ended March 31, 2026, net unrealized depreciation on total investments increased by $24,830. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by the valuation designee.

During the three months ended March 31, 2025, we recognized no net realized gains/(losses).

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended March 31, 2026, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(208,929) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2026, was $(0.00).

For the three months ended March 31, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(223,458) and basic and fully diluted net change in net assets per share for the three months ended March 31, 2025, was $(0.03).

The smaller decline in net assets resulting from operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is due primarily to a decline in net realized and unrealized losses.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on March 31, 2026, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  March 31, 2026, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

As of 3/31/2026, the Fund was engaged in multiple legal proceedings as described below.

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

On September 18, 2025, the Fund and the Management Company filed motions to dismiss Star Equity’s Complaint.  In response, Star Equity voluntarily dismissed its direct and derivative breach of fiduciary duty claim, its direct and derivative breach of contract claim, and its aiding and abetting the breach of fiduciary duty claim.  The dismissals were without prejudice and the claims may be re-filed.  The Court then dismissed the remaining claims against all defendants on March 30, 2026.  Star Equity filed an appeal on April 29, 2026.

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

The Board also noted that for a period of more than five years beginning in 2018, the Advisor, in an effort to support the Company and help it to preserve cash, had not collected any accrued management fees from the Company. The Adviser has also been paying certain Company expenses to further help the Company to preserve cash. Furthermore, effective September 30, 2023, the Company had entered into a fee waiver agreement with the Adviser  (the “Fee Waiver Agreement”). Pursuant to the terms of the Fee Waiver Agreement, the Adviser agreed to (1) waive future accruals of the base management fee starting October 1, 2023, through December 31, 2024, and (2) waive $2.5 million of base management fees that have been accrued but unpaid as of September 30, 2023. Effective March 31, 2024, the Company had entered into a fee waiver agreement with the Adviser (the “Amended Fee Waiver Agreement”). Pursuant to the terms of the Amended Fee Waiver Agreement, FCM agreed to waive $3.0 million of base management fees that have been accrued but unpaid as of March 31, 2024. The Board also noted that in 2025, with the Company’s Hera exit, the Adviser were able to recapture some of the waived fees in accordance with the terms of the Waiver Agreements.

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
Dated: May 14, 2025
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

101.	The following financial information from Firsthand Technology Vale Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and three months ended March 31, 2026 and March 31, 2025; (ii) Consolidated Statements of Comprehensive Income for the three and three months ended March 31, 2026 and March 31, 2025; (iii) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025; and (v) Notes to Consolidated Financial Statements.

104.	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).