Form 10-Q
period 2026-06-30
Firsthand Technology Value Fund, Inc.
filed 2026-08-14
CIK 1495584

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of June 30, 2026

or

☐	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-168195

FIRSTHAND TECHNOLOGY VALUE FUND, INC.

(Exact Name of Registrant as Specified in Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-3008946 (I.R.S. Employer Identification No)

3031 Tisch Way, #110 Plaza West San Jose, CA (Address of Principal Executive Offices)	95128 (Zip Code)

Telephone Number, Including Area Code: (408) 886-7096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SVVC	OTCQB

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer ☑ Non-accelerated Filer	☐ Accelerated Filer ☐ Smaller Reporting Company ☑ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes         ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2026
Common Stock, $0.001 par value per share	6,892,518

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2026 was approximately $84 thousand (computed using the closing price of $0.02 per share of Common Stock on June 30, 2026, as reported by OTC Markets Group.

As of June 30, 2026, Firsthand Technology Value Fund had 6,892,518 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Statements of Assets and Liabilities as of June 30, 2026 (Unaudited) and December 31, 2024	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2026, and June 30, 2025	3
Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2026, and June 30, 2025	4
Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended June 30, 2026, and June 30, 2025	5
Selected Per Share Data and Ratios for the Six Months Ended June 30, 2026 (Unaudited) (Consolidated), for the Year Ended December 31, 2025 (Consolidated), for the Year Ended December 31, 2024 (Consolidated), for the Year Ended December 31, 2023 (Consolidated), for the Year Ended December 31, 2022 (Consolidated), and for the Year Ended December 31, 2021 (Consolidated)	6
Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) and for the Year Ended December 31, 2025	7
Notes to Consolidated Financial Statements (Unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	41
PART II. OTHER INFORMATION	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Assets and Liabilities

	AS OF JUNE 30, 2026 (UNAUDITED)	AS OF DECEMBER 31, 2025
ASSETS
Investment securities:
Unaffiliated investments at acquisition cost	$1,003,903 *	$1,056,271 *
Affiliated investments at acquisition cost	662,235	662,235
Controlled investments at acquisition cost	88,196,024	88,196,024
Total acquisition cost	$89,862,162	$89,914,530
Unaffiliated investments at market value	$3,903 *	56,271 *
Affiliated investments at market value	141,197	167,642
Controlled investments at market value	3,535	1,523
Total Market value (Note 6)	148,635	225,436
Receivable from dividends and interest	59	505
Other assets	—	44,220
Total Assets	148,694	270,161
LIABILITIES
Payable to affiliates (Note 2)	300,612	21,010
Directors’ fees payable	12,500	—
Deferred directors’ fees payable (Note 2)	37,500	33,384
Consulting fee payable	6,000	3,000
Accrued taxes	—	268,701
Accrued expenses and other payables	239,163	179,194
Total Liabilities	595,775	505,289
NET ASSETS	$(447,081)	$(235,128)

Net Assets consist of:
Common Stock, par value $0.001 per share 100,000,000 shares authorized	$6,893	$6,893
Paid-in-capital	176,770,722	176,770,722
Total distributable earnings (loss)	(177,224,696)	(177,012,743)
NET ASSETS	$(447,081)	$(235,128)

Shares of Common Stock outstanding	7,016,410	7,016,432
Shares of Treasury Stock outstanding	(123,892)	(123,892)
Total Shares of Common Stock outstanding	6,892,518	6,892,540
Net asset value per share (Note 2)	$0.00	$0.00

*

Includes Fidelity Investment Money Market Treasury Portfolio - Class I, which invests primarily in U.S. Treasury securities. The yields as of 06/30/26 and 12/31/25 were 3.55% and 3.66%, respectively. Please see https://fundresearch.fidelity.com/mutual-funds/summary/316175504 for additional information.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2026	JUNE 30, 2025	JUNE 30, 2026	JUNE 30, 2025
INVESTMENT INCOME
Unaffiliated interest	$214	$170,861	$354	$176,826
TOTAL INVESTMENT INCOME	214	170,861	354	$176,826

EXPENSES
Investment advisory fees (Note 4)	830	6,212	1,911	13,590
Administration fees	30,545	29,395	59,530	58,486
Custody fees	(1,084)	3,286	3,776	6,588
Transfer agent fees	6,349	3,673	11,312	9,203
Registration and filing fees	2,988	3,121	5,942	6,208
Professional fees	(18,309)	135,541	24,397	189,871
Printing fees	250	500	500	1,000
Directors' fees	12,500	12,500	25,000	25,000
Deferred Directors' fees (Note 2)	460	(15,038)	37,507	(60,960)
Compliance fees	27,509	27,509	54,715	54,715
Miscellaneous fees	18,525	27,336	40,212	49,517
TOTAL GROSS EXPENSES	80,563	234,035	264,802	353,218
Net legal fees reimbursement	(86,624)	—	(86,624)	—
TOTAL NET EXPENSES	(6,061)	234,035	178,178	353,218
NET INVESTMENT INCOME/(LOSS)	6,275	(63,174)	(177,824)	(176,392)
Tax Expense	19,700	—	19,700	—
Net Investment (loss), Net of Deferred Taxes	(13,425)	(63,174)	(197,524)	(176,392)
Net Realized and Unrealized Gain (Loss) on Investments:			–
Net realized gains (losses) from security transactions on:
Unaffiliated	9,974	(24,169,015)	9,974	(24,169,015)
Net realized gains (losses)	9,974	(24,169,015)	9,974	(24,169,015)
Net change in unrealized appreciation (depreciation) on:
Affiliated/controlled investments and foreign currency	427	24,142,227	(24,403)	24,031,987
Net change in unrealized appreciation (depreciation)	427	24,142,227	(24,403)	24,031,987
Net Realized and Unrealized Gains (Losses) on Investments	10,401	(26,788)	(14,429)	(137,028)
Net Increase (Decrease) In Net Assets Resulting From Operations	$(3,024)	$(89,962)	$(211,953)	$(313,420)
Net Increase (Decrease) In Net Assets Per Share Resulting From Operations (1)	$0.00	$(0.01)	$0.00	$(0.04)

(1)	Per share results are calculated based on weighted average shares outstanding for each period

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in Net Assets resulting from operations	$(3,024)	$(89,962)	$(211,953)	$(313,420)
Net purchases/sales from short-term investments	(1,778)	(91,766)	52,398	200,299
Proceeds from Litigation	9,974	—	9,974	—
(Increase) decrease in dividends, interest, and reclaims receivable	(19)	713	446	1,820
Increase (decrease) in due to Custodian	—	(127,478)	—	(127,478)
(Increase) decrease in receivable in investment sold	—	325,000	—	325,000
Increase (decrease) in payable to affiliates	(32,885)	6,136	267,102	13,133
(Increase) decrease in other assets	40,000	23,801	44,220	(35,609)
Increase (decrease) in accrued expenses and other payables	(1,867)	(73,097)	(176,616)	(200,614)
Net realized (gain) loss from investments	(9,974)	24,169,015	(9,974)	24,169,015
Net unrealized (appreciation) depreciation from investments	(427)	(24,142,227)	24,403	(24,031,987)
Net cash provided by (used in) operating activities	—	135	—	159

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash	—	135	—	159
Cash - beginning of period	—	2,536	—	2,512
Cash - end of period	$—	$2,671	$—	$2,671

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE THREE MONTHS ENDED JUNE 30, 2025		FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025
FROM OPERATIONS:
Net investment income (loss)	$(13,425)	$(63,174)		$(197,524)	$(176,392)
Net realized gain (loss) from security transactions and foreign currency	9,974	(24,169,015)		9,974	(24,169,015)
Net change in unrealized appreciation (depreciation) on investments	427	24,142,227		(24,403)	24,031,987
Net increase (decrease) in net assets from operations	(3,024)	(89,962)		(211,953)	(313,420)
FROM CAPITAL SHARE TRANSACTIONS
Value for shares redeemed	—	—		—	—
TOTAL INCREASE (DECREASE) IN NET ASSETS	(3,024)	(89,962)		(211,953)	(313,420)

NET ASSETS:
Beginning of period	(444,057)	837,221		(235,128)	1,060,679
End of period	$(447,081)	$747,259	$	`(447,081)	$747,259

COMMON STOCK ACTIVITY:
Shares redeemed	(22)	—		(22)	–
Net increase (decrease) in shares outstanding	(22)	—		(22)	–
Shares outstanding, beginning of period	6,892,540	6,893,056		6,892,540	6,893,056
Shares outstanding, end of period	6,892,518	6,893,056		6,892,518	6,893,056

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Financial Highlights
Selected per share data and ratios for a share outstanding throughout each period

	FOR THE SIX MONTHS ENDED JUNE 30, 2026 (Unaudited)		FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE YEAR ENDED DECEMBER 31, 2024	FOR THE YEAR ENDED DECEMBER 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE YEAR ENDED DECEMBER 31, 2021
Net asset value at beginning of period	$—		$0.15	$0.18	$4.44	$13.75	$14.82
Income from investment operations:
Net investment income (loss)(1)	(0.03)		(0.19)	0.27	0.16	(1.81)	0.44
Net realized and unrealized gains (losses) on investments	0.03	*	0.04 *	(0.30)	(4.42)	(7.50)	(1.51)
Total from investment operations	(0.00)		(0.15)	(0.03)	(4.26)	(9.31)	(1.07)
Distributions from:
Realized capital gains	—		—	—	—	—	—
Anti-dilutive effect from capital share transactions	—		—	—	—	—	—
Net asset value at end of period	$0.00		$0.00	$0.15	$0.18	$4.44	$13.75
Market value at end of period	$0.02		$0.02	$0.06	$0.30	$0.95	$4.01

Total Return
Based on Net Asset Value	—	(A)	(100.00)%	(16.67)%	(95.95)%	(67.71)%	(7.22)%
Based on Market Value	—	%(A)	(66.67)%	(80.00)%	(68.42)%	(76.31)%	(10.29)%

Net assets at end of period (millions)	$(0.4)		$(0.2)	$1.1	$1.3	$30.6	$94.8
Ratio of total expenses to average net assets:
Before tax (benefit)/expense	91.46%(B)		195.30%	(195.48)%	(7.21)%	4.11%	3.12%
Tax expense(2)(3)	10.11%(B)		32.42%	14.28%	—	—	—
Total expenses	101.57%(B)		227.72%	(181.20)%	(7.21)%	4.11%	3.12%
Total expenses, excluding incentive fees and deferred tax expense	91.46%(B)		195.30%	(195.48)%	(7.21)%	4.11%	3.12%
Total expenses, excluding incentive fees and deferred tax expense and fee waiver	91.46%(B)		195.30%	121.49%	11.91%	4.11%	3.12%
Ratio of net investment income (loss) to average net assets:
Net investment income (loss)	(101.39)%(B)		(225.32)%	206.76%	8.13%	(20.96)%	2.94%
Net investment income (loss) before fee waiver	(101.39)%(B)		(225.32)%	(110.22)%	(10.99)%	(20.96)%	2.94%
Portfolio turnover rate	0%(A)		0%	0%	1%	15%	16%

(1)	Calculated using average shares outstanding.
(2)	Tax expense estimate is derived from net investment income (loss), and realized and unrealized gains (losses).
(3)	The tax expense and tax benefit are based on average net assets.
(4)	Deferred tax benefit estimate for the ratio calculation is derived from net investment income (loss) only.
(A)	Not Annualized.
(B)	Annualized.
*	Includes an adjustment of .03 for June 30, 2026 and .03 for December 31, 2025 to increase NAV to 0.00

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments

JUNE 30, 2026 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP.
((0.8%)) Medical Devices	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/11/2019	500,000	$500,000	$63
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/22/2021	1,000,000	1,000,000	127
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/29/2019	500,000	500,000	63
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/6/2021	500,000	500,000	64
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	11/12/2021	500,000	500,000	64
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	11/29/2021	500,000	500,000	64
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	12/31/2018	10,961,129	10,961,129	1,393
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	2/27/2020	1,000,000	1,000,000	127
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	2/28/2022	200,000	200,000	25
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/25/2020	500,000	500,000	64
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/30/2022	150,000	150,000	19
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/8/2020	400,000	400,000	51
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	4/20/2021	1,000,000	1,000,000	127
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	4/6/2022	350,000	350,000	44

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2026 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)			15%
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	6/10/2021			500,000	$500,000	$64
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	6/10/2022			700,000	700,000	89
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	7/12/2019			1,300,000	1,300,000	165
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	7/16/2021			500,000	500,000	64
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	7/31/2020			500,000	500,000	64
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	8/28/2020			750,000	750,000	95
	Convertible Note (1)(2)(4)(6)	December 31, 2025	15%	9/22/2021			500,000	500,000	64
	Preferred Stock *(1)(2)(4)		15%	7/12/2013			26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	December 31, 2025	8%	2/10/2017			2,000,000	2,000,000	254
	Term Note (1)(2)(4)(6)	December 31, 2025	8%	2/28/2014			3,000,000	3,000,000	381
									3,535

LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018			869,792	1,000,000	0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	-	10/3/2022	39,774,889	9,268,218	0

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

JUNE 30, 2026 (UNAUDITED)

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	ACQUISITION DATE			SHARES/PAR VALUE ($)	COST BASIS	VALUE
UCT COATINGS, INC. ((31.6%)) Advanced Materials	Common Stock *(1)(3)(4)	4/18/2011			1,500,000	$662,235	$141,197

WRIGHTSPEED, INC.
(0.0%) Automotive	Common Stock *(1)(2)(4)	6/7/2019			69,102	7,460,851	0
	Preferred Stock *(1)(2)(4)	6/7/2019	-	7/20/2020	60,733,693	17,355,887	0
							0

INVESTMENT COMPANY ((0.9%))	Fidelity Investments Money Market Treasury Portfolio - Class I 3.55% (5)(7)	Various			3,903	3,903	3,903

TOTAL INVESTMENTS (Cost $89,862,162) — (33.3%)							148,635
OTHER LIABILITIES IN EXCESS OF OTHER ASSETS — 133.3%							(595,716)
NET ASSETS — 100.0%							$(447,081)

All investments except the Fidelity Investments Money Market Portfolio are considered qualifying investments.

CDI:	CHESS Depositary Interests.

*	Non-income producing security.
(1)

Restricted security. Fair Value is determined in good faith by Firsthand Capital Management, Inc. ("FCM" or the "Advisor") as the valuation designee under Rule 2a-5 under the 1940 Act, subject to oversight by the Board (see Note 3). At June 30, 2026, we held $144,732 (or (32.4)% of net assets) in restricted securities (see Note 2).

(2)	Controlled investments.
(3)	Affiliated issuer.
(4)	Fair Value Level 3 security (-32.4% of net assets).
(5)	The Fidelity Investments Money Market Treasury Portfolio invests primarily in U.S. Treasury securities.
(6)	Security whose interest accrues until maturity however, based on June 30, 2026 valuation no such interest accrued during period ended June 30, 2026.
(7)	The rate shown is the 7 day annualized yield at June 30, 2026.

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP.
((0.6%)) Medical Devices	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/11/2019	500,000	$500,000	$27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/22/2021	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/29/2019	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	10/6/2021	500,000	500.000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	11/12/2021	500,000	500.000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	11/29/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	12/31/2018	10,961,129	10,961,000	600
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	2/27/2020	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	2/28/2022	200,000	200,000	11
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/25/2020	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/30/2022	150,000	150,000	8
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	3/8/2020	400,000	400,000	22
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	4/20/2021	1,000,000	1,000,000	55
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	4/6/2022	350,000	350,000	19

See accompanying notes to financial statements

Firsthand Technology Value Fund, Inc.

Consolidated Schedule of Investments – continued

DECEMBER 31, 2025

PORTFOLIO COMPANY (% OF NET ASSETS) AND INDUSTRY	TYPE OF INVESTMENT	MATURITY DATE	INTEREST RATE	ACQUISITION DATE	SHARES/PAR VALUE ($)	COST BASIS	VALUE
INTRAOP MEDICAL CORP. (continued)
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	6/10/2021	500,000	$500,000	$28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	6/10/2022	700,000	700,000	38
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	7/12/2019	1,300,000	1,300,000	71
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	7/16/2021	500,000	500,000	27
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	7/31/2020	500,000	500,000	28
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	8/28/2020	750,000	750,000	41
	Convertible Note (1)(2)(4)(6)	December 31, 2026	15%	9/22/2021	500,000	500,000	27
	Preferred Stock - Series C *(1)(2)(4)			7/12/2013	26,856,187	26,299,939	0
	Term Note (1)(2)(4)(6)	December 31, 2026	8%	2/10/2017	2,000,000	2,000,000	110
	Term Note (1)(2)(4)(6)	December 31, 2026	8%	2/28/2014	3,000,000	3,000,000	164
							1,523

LYNCEAN TECHNOLOGIES, INC. (0.0%) Semiconductor Equipment	Preferred Stock - Series B *(1)(4)			7/3/2018	869,792	1,000,000	0

REVASUM, INC. (0.0%) Semiconductor Equipment	CDIs *(2)(4)			11/14/2016	39,774,889	9,268,218	0

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

June 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

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

PORTFOLIO INVESTMENT VALUATIONS. Investments are stated at “value” as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market value of those securities for which a market quotation is readily available and (ii) the Fair Value is determined by or under the direction of the Company’s Board of Directors. On June 30, 2026, our financial statements include venture capital investments valued at approximately $0.1 million. The fair values of our venture capital investments were also determined by the Advisor as the valuation designee. Upon sale of these investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Also see note 6 regarding the fair value of the Company’s investments.

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

RESTRICTED SECURITIES. At June 30, 2026, we held $144,732 in restricted securities. At December 31, 2025, we held $169,165 in restricted securities.

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

JUNE 30, 2026 (UNAUDITED)

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

DEFERRED COMPENSATION.

On December 26, 2022, the Company adopted a deferred compensation plan (the "Plan") for its eligible directors which allows such directors to defer some or all of their fees for services as Directors to the Fund. Under the terms of the Plan, deferred compensation withheld is notionally invested in the Fund's common stock using the net asset value per share on the date such compensation would have otherwise been payable. The amounts deferred are booked as a liability on the Company's balance sheet, and the value of that liability will track the net asset value of the Company's common stock, as if it were invested in that common stock. The payments due to eligible participants are valued using the net asset value of the fund at the time the payments are due. On December 31, 2025, the Plan was amended to address if the NAV was $0.00. Notational cash would be recorded in lieu of notational shares. As of June 30, 2026, each of the Fund's eligible directors has deferred 50% of their 2026 and 2025 compensation to the earlier of January 1, 2028, and January 1, 2027, respectively, or their separation of service from the Fund. Since the value of the notional shares track the Fund’s NAV on a quarterly basis, the accrued liability and expense for directors' fees may fluctuate significantly quarter to quarter in response to fluctuations in the Fund’s NAV. It is intended and expected that any eventual payout of the accrued liability calculated based on the notional shares shall be commensurate with the deferred portion of director compensation and would only be greater if the Fund’s NAV increased subsequent to the date(s) of the quarterly compensation deferral.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

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

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2026 (UNAUDITED)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the inputs used to value the Company’s net assets as of June 30, 2026:

ASSETS	LEVEL 1 QUOTED PRICES	LEVEL 2 OTHER SIGNIFICANT OBSERVABLE INPUTS	LEVEL 3 SIGNIFICANT OBSERVABLE INPUTS
Common Stocks
Advanced Materials	$—	$—	$141,197
Total Common Stocks	—	—	141,197
Preferred Stocks
Total Preferred Stocks	—	—	—
Convertible Notes
Medical Devices	—	—	3,535
Total Convertible Notes	—	—	3,535
Mutual Funds	3,903	—	—
Total	$3,903	$—	$144,732

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

JUNE 30, 2026 (UNAUDITED)

Following is a reconciliation of Level 3 assets (at either the beginning or the ending of the period) for which significant unobservable inputs were used to determine fair value.

INVESTMENTS AT FAIR VALUE USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	BALANCE AS OF 12/31/25	NET PURCHASES/ CONVERSIONS	NET SALES/ CONVERSIONS	NET REALIZED GAINS/ (LOSSES)	NET UNREALIZED APPRECIATION (DEPRECIATION)(1)	TRANSFERS IN (OUT) OF LEVEL 3	BALANCE AS OF 06/30/26
Common Stocks
Advanced Materials	$167,642	$—	$—	$—	$(26,445)	$—	$141,197
Total Common Stocks	167,642	—	—	—	(26,445)	—	141,197
Preferred Stocks
Total Preferred Stocks	—	—	—	—	—	—	—
Convertible and Non-Convertible Notes
Medical Devices	1,523	—	—	—	2,012	—	3,535
Total Convertible and Non-Convertible Notes	1,523	—	—	—	2,012	—	3,535
Total	$169,165	$—	$—	$—	$(24,433)	$—	144,732

(1)	The net change in unrealized appreciation (depreciation) from Level 3 instruments held as of June 30, 2026 was $(24,433).

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2026 (UNAUDITED)

The table below represents quantitative disclosure about significant unobservable inputs for Level 3 fair value measurements at June 30, 2026:

	FAIR VALUE AT 06/30/26	VALUATION TECHNIQUES	UNOBSERVABLE INPUTS	RANGE (WEIGHTED AVG.)(1)
Direct venture capital investments: Advanced Materials	$0.1M	Market Comparable Companies Option Pricing Model	Revenue Multiple(2) Years to Maturity(2) Volatility(2) Risk-Free Rate(2) Discount for Lack of Marketability(3)	0.8x – 1.0x (0.9x) 5 years (5 years) 50.0% (50%) 4.19% (4.19%) 22.8% (22.8%)
Direct venture capital investments: Automotive	$0.0M	Liquidation Value	Market Value of Invested Capital(2)	$0 ($0)
Direct venture capital investments: Medical Devices	$0.0M	Cash Value Market Comparable Companies Market Comparable Transactions	Revenue Multiple(2) Risk Free Rate(2) Going Concern Probability(1) Volatility(2)	0.3x – 0.5x (0.4x) 4.15% (4.15%) 5% (5%) 55% (55%)
Direct venture capital investments: Semiconductor Equipment	$0.0M	Recent Transactions	Equity Proceeds from Private Transactions(2)	$0 ($0)

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category
(2)	An increase in the input would result in an increase in the security’s valuation; a decrease in the input would result in a decrease in the security’s valuation.
(3)	An increase in the input would result in a decrease in the security’s valuation; a decrease in the input would result in an increase in the security’s valuation.

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

JUNE 30, 2026 (UNAUDITED)

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

The following information is based upon the U.S. federal income tax cost of portfolio investments as of June 30, 2026.

FEDERAL INCOME TAX COST:
Gross unrealized appreciation	—
Gross unrealized depreciation	$(89,713,527)
Net unrealized depreciation	$(89,713,527)
Federal income tax cost, Investments	$89,862,162

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

JUNE 30, 2026 (UNAUDITED)

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

The effective tax rate and statutory federal income tax rate for the three-month periods ended June 30, 2026 and 2025 were as follows:

	THREE MONTHS ENDED June 30, 2026	THREE MONTHS ENDED June 30, 2025
Effective tax rate	0%	0%
Statutory federal income tax rate	21%	21%

At June 30, 2026, the Company has established a full valuation allowance on its net deferred tax assets.

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

JUNE 30, 2026 (UNAUDITED)

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

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income purposes of $13,889,528 which may be carried forward indefinitely.

As of December 31, 2025, the Company had capital loss carryforwards for federal and state income tax purposes, which may be carried forward for 5 years, as follows:

EXPIRATION DATE	AMOUNT
12/31/27	3,129,665
12/31/28	7,864,982
12/31/29	11,686,668
12/31/30	25,942,832
Total	$48,624,147

NOTE 8. INVESTMENT TRANSACTIONS

Investment transactions (excluding short-term investments) were as follows for the quarter ended June 30, 2026.

PURCHASES AND SALES

Proceeds from sales and maturities of investment securities	$--

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

JUNE 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

NOTE 10. INVESTMENTS IN AFFILIATES AND CONTROLLED INVESTMENTS

Under the 1940 Act, the Company is required to identify investments where it owns greater than 5% (but less than 25%) of the portfolio company’s outstanding voting shares as an affiliate of the Company. Also, under the 1940 Act, the Company is required to identify investments where it owns greater than 25% of the portfolio company’s outstanding voting shares as a controlled investment of the Company. A summary of the Company’s investments in affiliates and controlled investments for the period from December 31, 2025, through June 30, 2026, is noted below:

AFFILIATE/CONTROLLED INVESTMENTS*	VALUE AT 12/31/25	PURCHASE/ MERGER	INTEREST	SALES/ MATURITY/ EXPIRATION	REALIZED GAIN (LOSS)	CHANGE IN APPRECIATION/ DEPRECIATION	VALUE 6/30/26	SHARES HELD AT 6/30/26
Medical Devices
IntraOp Medical Corp. Convertible Note*	600	—	—	—	—	793	1,393	10,961,129
IntraOp Medical Corp. Convertible Note*	71	—	—	—	—	94	165	1,300,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	36	63	500,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	36	64	500,000
IntraOp Medical Corp. Convertible Note*	41	—	—	—	—	54	95	750,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	36	64	500,000
IntraOp Medical Corp. Convertible Note*	55	—	—	—	—	72	127	1,000,000
IntraOp Medical Corp. Convertible Note*	28	—	—	—	—	36	63	500,000
IntraOp Medical Corp. Convertible Note*	22	—	—	—	—	29	51	400,000
IntraOp Medical Corp. Term Note*	164	—	—	—	—	217	381	3,000,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	36	64	500,000
IntraOp Medical Corp. Convertible Note*	55	—	—	—	—	72	127	1,000,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	36	64	500,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	36	64	500,000
IntraOp Medical Corp. Convertible Note*	55	—	—	—	—	72	127	1,000,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	37	64	500,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	37	64	500,000
IntraOp Medical Corp. Convertible Note*	27	—	—	—	—	37	64	500,000
IntraOp Medical Corp. Convertible Note*	11	—	—	—	—	14	25	200,000
IntraOp Medical Corp. Convertible Note*	38	—	—	—	—	51	89	700,000
IntraOp Medical Corp. Convertible Note*	8	—	—	—	—	11	19	150,000
IntraOp Medical Corp. Convertible Note*	19	—	—	—	—	25	44	350,000
IntraOp Medical Corp. Preferred Stock*	—	—	—	—		—	—	26,856,187
IntraOp Medical Corp. Term Note*	110	—	—	—	—	145	254	2,000,000
Total Medical Devices	$1,523	—	$—	$—	$—	2,012	3,535

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2026 (UNAUDITED)

Semiconductor Equipment
Revasum, Inc. CDIs*(1)	—	—	—	—	—	—	—	39,774,889
Total Semiconductor Equipment	$—	—	$—	—	$—	$—	$—	—
Advanced Materials
UCT Coatings, Inc. Common Stock	167,642	—	—	—	—	(26,445)	141,197	1,500,000

Total Advanced Materials	$167,642		$—	—	$—	$(26,445)	$141,197
Automotive
Wrightspeed, Inc. Common Stock*	—	—	—	—	—	—	—	69,102
Wrightspeed, Inc. Preferred Stock*	—	—	—	—	—	—	—	60,733,693
Total Automotive	$—	—	$—	—	$—	$—	$—	—
Total Affiliates and Controlled Investments	$169,165		$—	—	$—	$(24,433)	$144,732
Total Affiliates	167,642		—		—	(26,445)	141,197
Total Controlled Investments	$1,523		$—	—	$—	$2,012	$3,535

*	Controlled Investments.
(1)	CDI: CHESS Depositary Interests

As of June 30, 2026, Kevin Landis, the Company’s Chairman, President and Chief Executive Officer, represented the Company and sat on the boards of directors of IntraOp Medical Corp.; Revasum, Inc.; and Wrightspeed, Inc. As of June 30, 2026, Mr. Landis served as interim CEO at IntraOp Medical Corp. and Wrightspeed, Inc. Serving as a director or officer of portfolio companies may cause conflicts of interest. The Advisor has adopted various procedures to ensure that the Company will not be unfavorably affected by these potential conflicts.

Firsthand Technology Value Fund, Inc.

Notes to Consolidated Financial Statements – continued

JUNE 30, 2026 (UNAUDITED)

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

NOTE 12. LITIGATION

As of June 30, 2026, the Fund was engaged in multiple legal proceedings as described below.

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

The Fund believes that the allegations in the operative complaint lack merit and has filed an answer denying all wrongdoing.  The Fund intends to vigorously defend itself.  The parties have exchanged documents and written discovery responses.  Some depositions have been taken and others will occur during August and September 2026.  The case has not been set for trial but the Court has scheduled a trial setting conference for July 2026.  A trial in 2027 is expected.

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

On September 18, 2025, the Fund and the Management Company filed motions to dismiss Star Equity’s Complaint.  In response, Star Equity voluntarily dismissed its direct and derivative breach of fiduciary duty claim, its direct and derivative breach of contract claim, and its aiding and abetting the breach of fiduciary duty claim.  The dismissals were without prejudice and the claims may be re-filed.  The Court then dismissed the remaining claims against all defendants on  March 30, 2026.  Star Equity filed an appeal on  April 29, 2026 and that appeal remains pending

NOTE 13. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the normal course of business for the foreseeable future. During the period ended June 30, 2026, the Company incurred a net investment loss of $177,824 and had no cash flows from operations.  As of  that date, the Company’s liabilities exceeded its assets by $447,081. These conditions, along with other matters, raise substantial doubt about the Company’s ability to continue as a going concern.

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

PORTFOLIO COMPOSITION

We make investments in securities of both public and private companies. Our portfolio investments consist principally of equity and equity-like securities, including common and preferred stock, warrants for the purchase of common and preferred stock, and convertible and term notes. The fair value of our investment portfolio was approximately $0.1 million as of June 30, 2026, as compared to approximately $0.2 million as of December 31, 2025.

The following table summarizes the fair value of our investment portfolio by industry sector as of June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
Advanced Materials	(31.6)%	(71.3)%
Medical Devices	(0.8)%	(0.6)%
Semiconductor Equipment	0.0%	0.0%
Automotive	0.0%	0.0%
Investment Companies	(0.9)%	(23.9)%
Other Liabilities in Excess of Other Assets	133.3%	195.8%
Net Assets	100.0%	100.0%

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2026 to the three months ended  June 30, 2025.

INVESTMENT INCOME

For the three months ended June 30, 2026, we had investment income of $214 primarily attributable to money market investments.

For the three months ended June 30, 2025, we had investment income of $170,861 primarily attributable to adjustments to interest accrued on convertible/term note investments with Hera Systems.

The lower level of investment income in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to less accrued interest on investments.

OPERATING EXPENSES

Operating expenses totaled approximately $(6,061) during the three months ended June 30, 2026, and $234,035 during the three months ended June 30, 2025

Significant components of net operating expenses for the three months ended June 30, 2026 were net legal fees reimbursement of $86,624,  administration fees of $30,545 and compliance fees of $27,509.

Significant components of net operating expenses for the three months ended June 30, 2025 were  professional fees (audit, legal, and consulting) of $135,541 and administration fees of $29,395.

The lower level of net operating expenses for the three months ended ended June 30, 2026, compared to the  three months ended June 30, 2025, is primarily attributed to reimbursement professional fees previously paid.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was  $6,275 for the three months ended June 30, 2026, and $(63,174) for the three months ended June 30, 2025.

The lower level of net investment loss for the three months ended June 30, 2026, as compared to net investment loss for the three months ended June 30, 2025, is primarily attributed to reimbursement of professional fees that were previously paid.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and losses on investments for the three-month period ended June 30, 2026, and June 30, 2025, is shown below.

Three Months Ended June 30, 2026
Realized gains	$9,974
Net change in unrealized depreciation on investments	427
Net realized and unrealized gains on investments	$10,401

	As of June 30, 2026
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(89,713,527)
Net unrealized depreciation on portfolio investments		$(89,713,527

Three Months Ended June 30, 2025
Realized gains	$(24,169,015)
Net change in unrealized depreciation on investments	24,142,227
Net realized and unrealized losses on investments	$(26,788)

		As of June 30, 2025
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(91,590,233)
Net unrealized depreciation on portfolio investments		$(91,590,233)

During the three months ended June 30, 2026, we recognized realized gains of $9,974.

During the three months ended June 30, 2026, net unrealized depreciation on total investments decreased by $427. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the three months ended June 30, 2026, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $3,024 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2026, was $(0.00).

For the three months ended June 30, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $89,962 and basic and fully diluted net change in net assets per share for the three months ended June 30, 2025, was $(0.01).

The increase in net assets resulting from operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, is due primarily to aa decline in net realized and unrealized losses.

The following information is a comparison for the six months ended June 30, 2026 and June 30, 2025

INVESTMENT INCOME

For the six months ended June 30, 2026, we had investment income of $354 primarily attributable to interest accrued on money market investments.

For the six months ended June 30, 2025, we had investment income of $176,826 primarily attributable to an adjustment to interest accrued on convertible /term note investments with Hera Systems.

The lower level of investment income in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due to a decline in professional fees and the impact of net legal fees reimbursement.

OPERATING EXPENSES

Operating expenses totaled approximately $178,178 during the six months ended June 30, 2026, and $353,218 during the six months ended June 30, 2025.

Significant components of net operating expenses for the six months ended June 30, 2026 were administration fees of $59,530 and compliance fees of $54,715..

Significant components of net operating expenses for the six months ended June 30, 2025, were were professional fees of $189,871 and administration fees $58,486.

The lower level of net operating expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, is primarily attributable to a decline in professional fees in the first six months of 2026.

NET INVESTMENT INCOME/(LOSS)

The net investment income/(loss) before taxes was $(177,824) for the six months ended June 30, 2026, and $(176,392) for the six months ended June 30, 2025.

The smaller net investment loss in the six months ended June 30, 2025, compared to the net investment loss in the six months ended June 30, 2026, is primarily due to the decrease in professional fees.

NET INVESTMENT REALIZED GAINS AND LOSSES AND UNREALIZED APPRECIATION AND DEPRECIATION

A summary of the net realized and unrealized gains and loss on investments for the six-month periods ended June 30, 2026, and June 30, 2025, is shown below.

Six Months Ended June 30, 2026
Realized gains	$9,974
Net change in unrealized depreciation on investments	(24,403)
Net realized and unrealized gains/(losses) on investments	$(14,429)

	As of June 30, 2026
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		89,713,527
Net unrealized depreciation on portfolio investments		$89,713,527

Six Months Ended June 30, 2025
Realized losses	$(24,169,015)
Net change in unrealized depreciation on investments	24,031,987
Net realized and unrealized gains/(losses) on investments	$(137,028)

	As of June 30, 2025
Gross unrealized appreciation on portfolio investments	$	---
Gross unrealized depreciation on portfolio investments		(91,590,233)
Net unrealized depreciation on portfolio investments		$(91,590,233)

During the six months ended June 30, 2026, we recognized gains of $9,974.

During the six months ended June 30, 2026, net unrealized depreciation on total investments increased by $24,403. The change in net unrealized appreciation and depreciation of our private investments is based on portfolio asset valuations determined in good faith by our Board of Directors.

During the six months ended June 30, 2025, we recognized net realized losses of approximately $24,169,015 from the sale of investments.

NET INCREASE/(DECREASE) IN ASSETS RESULTING FROM OPERATIONS AND CHANGE IN NET ASSETS PER SHARE

For the six months ended June 30, 2026, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(211,953) and basic and fully diluted net change in net assets per share for the six months ended June 30, 2026, was $(0.00).

For the six months ended June 30, 2025, the net decrease in net assets resulting from operations (net of deferred taxes) totaled $(313,420) and basic and fully diluted net change in net assets per share for the six months ended June 30, 2025, was $(0.04).

The smaller decrease in net assets resulting from operations for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, is due primarily to a decline in net realized and unrealized losses.

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

SUBSEQUENT EVENTS

Subsequent to the close of the fiscal quarter on June 30, 2026, and through the date of the issuance of the financial statements included herein, there have been no material events related to our portfolio of investments. Since that date, there have been no purchases or sales of securities by the Fund.

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

WE CURRENTLY HOLD A PORTION OF OUR ASSETS IN CASH

As of  June 30, 2026, a portion of the Company’s assets was invested in cash and/or cash equivalents, which are expected to earn low yields. Given the current low interest rate environment, to the extent the management fee and other operating expenses exceed interest income on the cash holdings of the Company, the Company may experience losses. Furthermore, the investment advisory fee payable by us will not be reduced while our assets are invested in cash-equivalent securities.

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

The Fund believes that the allegations in the operative complaint lack merit and has filed an answer denying all wrongdoing.  The Fund intends to vigorously defend itself.  The parties have exchanged documents and written discovery responses.  Some depositions have been taken and others will occur during August and September 2026.  The case has not been set for trial but the Court has scheduled a trial setting conference for July 2026.  A trial in 2027 is expected.

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

On September 18, 2025, the Fund and the Management Company filed motions to dismiss Star Equity’s Complaint.  In response, Star Equity voluntarily dismissed its direct and derivative breach of fiduciary duty claim, its direct and derivative breach of contract claim, and its aiding and abetting the breach of fiduciary duty claim.  The dismissals were without prejudice and the claims may be re-filed.  The Court then dismissed the remaining claims against all defendants on March 30, 2026.  Star Equity filed an appeal on April 29, 2026 and that appeal remains pending.

ITEM 1A.    RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the period ended December 31, 2025, in response to Item 1A of Part 1 of Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.    MINE SAFETY DISCLOSURES.

ITEM 5.    OTHER INFORMATION.

ITEM 6.    EXHIBITS.

EXHIBIT NUMBER
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith.

32.

Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -  filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTHAND TECHNOLOGY VALUE FUND, INC. (Registrant)
Dated: August 14, 2026
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